Form 10-Q
period 2021-09-30
Definitive Healthcare Corp.
filed 2021-11-08
CIK 1861795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-40815

Definitive Healthcare Corp.

(Exact name of registrant as specified in its charter)

Delaware	86-3988281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

550 Cochituate Road Framingham, MA	01701
(Address of principal executive offices)

(Registrant’s telephone number, including area code)

(Zip Code)

(508) 720-4224

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	DH	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 5, 2021, the number of outstanding shares of the registrant’s Class A Common Stock was 88,263,333 shares.

Definitive Healthcare Corp.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•

the inability to generate substantially all of our revenue and cash flows from sales of subscriptions to our platform and any decline in demand for our platform and the data we offer could have a material adverse effect on our business, financial condition and results of operations;

•

the competitiveness of the market in which we operate, such that if we do not compete effectively, it could have a material adverse effect on our business, financial condition and results of operations;

•

the failure to maintain and improve our platform, or develop new modules or insights for healthcare commercial intelligence, whereby competitors could surpass the depth, breadth or accuracy of our platform;

•	the inability to obtain and maintain accurate, comprehensive or reliable data, could result in reduced demand for our platform;

•	the risk that our recent growth rates may not be indicative of our future growth;

•	the inability to achieve or sustain profitability in the future compared to historical levels as we increase investments in our business;

•	the loss of our access to our data providers, which could negatively impact our platform and could have a material adverse effect on our business, financial condition and results of operations;

•	the failure to respond to advances in healthcare commercial intelligence could result in competitors surpassing the depth, breadth or accuracy of our platform;

•	an inability to attract new customers and expand subscriptions of current customers, whereby our revenue growth and financial performance will be negatively impacted;

•	the risk of cyber-attacks and security vulnerabilities could have a material adverse effect on our reputation, business, financial condition and results of operations;

•

if our security measures are breached or unauthorized access to data is otherwise obtained, our platform may be perceived as not being secure, customers may reduce the use of or stop using our platform, and we may incur significant liabilities; and

•	the other factors set forth under “Risk Factors.”

See “Risk Factors” for a further description of these and other factors. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Quarterly Report, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Any forward-looking statement made by us speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	189,752	24,774
Accounts receivable, net	27,886	33,108
Prepaid expenses and other current assets	3,642	3,016
Current portion of deferred contract costs	5,359	2,947
Total current assets	226,639	63,845
Property and equipment, net	4,697	3,248
Other assets	747	472
Deferred contract costs, net of current portion	9,388	5,952
Deferred tax asset	161	161
Intangible assets, net	366,723	410,237
Goodwill	1,261,444	1,261,444
Total assets	$1,869,799	$1,745,359
Liabilities and Equity
Current liabilities:
Accounts payable	7,055	5,662
Accrued expenses and other current liabilities	19,296	17,321
Current portion of deferred revenue	69,811	61,060
Current portion of term loan	6,875	4,680
Total current liabilities	103,037	88,723
Long term liabilities:
Deferred revenue	368	140
Tax receivable agreements liability	146,106	—
Term loan, net of current portion	265,388	457,197
Deferred tax liabilities	71,341	—
Other long-term liabilities	475	3,736
Total liabilities	586,715	549,796
Commitments and Contingencies (Note 11)
Equity:
Members' equity	—	1,195,694
Class A Common Stock, par value $0.001, 600,000,000 shares authorized, 88,263,333 shares issued, and outstanding at September 30, 2021	88	—
Class B Common Stock, no par value, 65,000,000 shares authorized, 60,020,525 shares issued and 57,220,661 outstanding at September 30, 2021	—	—
Additional paid-in capital	700,773	—
Accumulated other comprehensive income (loss)	24	(131)
Accumulated deficit	(7,978)	—
Noncontrolling interests	590,177	—
Total equity	1,283,084	1,195,563
Total liabilities and equity	$1,869,799	$1,745,359

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share amounts and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$43,084	$30,073	$119,841	$84,659
Cost of revenue:
Cost of revenue exclusive of amortization shown below	5,129	2,619	13,895	7,876
Amortization	5,356	4,794	15,896	14,278
Gross profit	32,599	22,660	90,050	62,505
Operating expenses:
Sales and marketing	14,376	8,292	39,003	23,542
Product development	4,746	2,618	12,817	7,566
General and administrative	7,880	2,538	18,891	8,105
Depreciation and amortization	9,760	10,112	28,814	30,037
Transaction expenses	(137)	40	3,332	748
Total operating expenses	36,625	23,600	102,857	69,998
Loss from operations	(4,026)	(940)	(12,807)	(7,493)
Other expense, net:
Foreign currency transaction gain	119	—	143	—
Interest expense, net	(7,186)	(9,022)	(23,956)	(27,802)
Loss on extinguishment of debt	(9,873)	—	(9,873)	—
Total other expense, net	(16,940)	(9,022)	(33,686)	(27,802)
Net loss	(20,966)	(9,962)	(46,493)	(35,295)
Less: Net loss attributable to Definitive OpCo prior to the Reorganization Transactions	(7,816)	(9,962)	(33,343)	(35,295)
Less: Net loss attributable to noncontrolling interests	(5,172)	—	(5,172)	—
Net loss attributable to Definitive Healthcare Corp.	$(7,978)	$—	$(7,978)	$—
Net loss per share of Class A Common Stock:
Basic and diluted	$(0.09)	N/A	$(0.09)	N/A
Weighted average Common Stock outstanding:
Basic and diluted (1)	88,263,333	N/A	88,263,333	N/A

(1) Basic and diluted net loss per share of Class A Common Stock is applicable only for the period from September 15, 2021 through September 30, 2021, which is the period following the initial public offering ("IPO") and related Reorganization Transactions (as defined in Note 1 to the Unaudited Consolidated Financial Statements). See Note 16 for the number of shares used in the computation of net loss per share of Class A Common Stock and the basis for the computation of net loss per share.

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(20,966)	$(9,962)	$(46,493)	$(35,295)
Other comprehensive loss:
Foreign currency translation adjustments	11	—	155	—
Comprehensive loss	(20,955)	(9,962)	(46,338)	(35,295)
Less: Net loss attributable to Definitive OpCo prior to the Reorganization Transactions	(7,818)	—	(33,201)	—
Less: Comprehensive loss attributable to noncontrolling interests	(5,167)	—	(5,167)	—
Comprehensive loss attributable to Definitive Healthcare Corp.	$(7,970)	$(9,962)	$(7,970)	$(35,295)

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND TOTAL EQUITY

(amounts in thousands, except share and unit amounts)

(Unaudited)

	AIDH TopCo, LLC (Prior to Reorganization Transactions)	Definitive Healthcare Corp.

								Accumulated
						Additional		Other
	Members'	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Equity	Stock	Amount	Stock	Amount	Capital	Deficit	(Loss) Income	Interests	Equity
Balance at December 31, 2020	$1,195,694	—	$—	—	$—	$—	$—	$(131)	$—	$1,195,563
Net loss prior to Reorganization Transactions	(10,487)	—	—	—	—	—	—	—	—	(10,487)
Other comprehensive income (loss) prior to Reorganization Transactions	—	—	—	—	—	—	—	163	—	163
Equity-based compensation prior to Reorganization Transactions	406	—	—	—	—	—	—	—	—	406
Balance at March 31, 2021	1,185,613	—	—	—	—	—	—	32	—	1,185,645
Net loss prior to Reorganization Transactions	(15,040)	—	—	—	—	—	—	—	—	(15,040)
Other comprehensive income (loss) prior to Reorganization Transactions	—	—	—	—	—	—	—	(19)	—	(19)
Equity-based compensation prior to Reorganization Transactions	1,615	—	—	—	—	—	—	—	—	1,615
Members' contributions prior to Reorganization Transactions	5,500	—	—	—	—	—	—	—	—	5,500
Distributions to members prior to Reorganization Transactions	(3,328)	—	—	—	—	—	—	—	—	(3,328)
Balance at June 30, 2021	1,174,360	—	—	—	—	—	—	13	—	1,174,373
Net loss prior to Reorganization Transactions	(7,816)	—	—	—	—	—	—	—	—	(7,816)
Other comprehensive loss prior to Reorganization Transactions	—	—	—	—	—	—	—	(2)	—	(2)
Equity-based compensation prior to Reorganization Transactions	(278)	—	—	—	—	—	—	—	—	(278)
Distributions to members prior to Reorganization Transactions	(3,811)	—	—	—	—	—	—	—	—	(3,811)
Impacts of Reorganization Transactions and Intial Public Offering IPO

Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	(1,162,455)	72,871,733	73	61,262,052	—	351,075	—	—	593,861	(217,446)
Issuance of Class A Common Stock in IPO, net of costs of $11,394	—	17,888,888	18	—	—	441,400	—	—	—	441,418
Repurchase of Definitive Healthcare Corp. shares in connection with the IPO	—	(2,497,288)	(3)	—	—	(63,209)	—	—	—	(63,212)
Repurchase of Definitive OpCo units in connection with IPO	—	—	—	(1,169,378)	—	(29,600)	—	—	—	(29,600)
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	(7,978)	—	(5,172)	(13,150)
Other comprehensive income subsequent to Reorganization Transactions and IPO	—	—	—	—	—	—	—	13	—	13
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	—	—	1,574	—	—	1,021	2,595
Forfeited unvested incentive units	—	—	—	(72,149)	—	—	—	—	—	—
Vested incentive units	—	—	—	—	—	(467)	—	—	467	—
Balance at September 30, 2021	$—	88,263,333	$88	60,020,525	$—	$700,773	$(7,978)	$24	$590,177	$1,283,084

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (CONTINUED)

(amounts in thousands, except number of shares)

(Unaudited)

Members'
Equity
Balance at December 31, 2019	$1,216,240
Net loss	(13,835)
Equity-based compensation	430
Balance at March 31, 2020	$1,202,835
Net loss	(11,498)
Distributions to members	(48)
Equity-based compensation	442
Balance at June 30, 2020	$1,191,731
Net loss	(9,962)
Distributions to members	(2,059)
Equity-based compensation	458
Balance at September 30, 2020	$1,180,168

See notes to condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows provided by operating activities:
Net loss	$(46,493)	$(35,295)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,193	817
Amortization of intangible assets	43,517	43,498
Amortization of deferred contract costs	3,195	1,038
Equity-based compensation	4,338	1,330
Noncash paid in kind interest expense	—	7,371
Amortization of debt issuance costs	1,522	1,541
Provision for doubtful accounts receivable	76	579
Loss on extinguishment of debt	9,843	—
Changes in fair value of contingent consideration	3,169	—
Changes in operating assets and liabilities:
Accounts receivable	5,179	3,936
Prepaid expenses and other current assets	(561)	(39)
Deferred contract costs	(9,043)	(4,341)
Accounts payable, accrued expenses and other current liabilities	(3,965)	(7,283)
Deferred revenue	9,023	1,392
Net cash provided by operating activities	20,993	14,544
Cash flows used in investing activities:
Purchases of property, equipment, and other assets	(5,662)	(1,061)
Cash paid for acquisitions, net of cash acquired	—	(6,935)
Net cash used in investing activities	(5,662)	(7,996)
Cash flows provided by (used in) financing activities:
Proceeds from term loan	275,000	—
Repayments of term loans	(472,742)	(3,375)
Proceeds from revolving credit facility	—	25,000
Payment of contingent consideration	(1,500)	—
Payment of debt issuance costs	(3,511)	—
Proceeds from equity offering, net of underwriting discounts	452,812	—
Repurchase of outstanding equity / Definitive OpCo units	(92,812)
Payments of IPO issuance costs	(5,913)	—
Member contributions	5,500	—
Member distributions	(7,139)	(2,109)
Net cash provided by financing activities	149,695	19,516
Net increase in cash and cash equivalents	165,026	26,064
Effect of exchange rate changes on cash and cash equivalents	(48)	—
Cash and cash equivalents, beginning of period	24,774	8,618
Cash and cash equivalents, end of period	$189,752	$34,682
Supplemental cash flow disclosures:
Cash paid for interest	$27,587	$23,043
Cash paid for income taxes	$13	$—
Supplemental disclosure of non-cash investing activities:
Net decrease in accrued capital expenditures, including purchases of data	$(3,020)	$—
Supplemental disclosure of non-cash financing activities:
Increase in unpaid public offering costs	$5,481	$—

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

Definitive Healthcare Corp. (together with its subsidiaries, “Definitive Healthcare” or the “Company”), through its operating subsidiary, AIDH TopCo, LLC (“Definitive OpCo”), provides comprehensive and up-to-date hospital and healthcare-related information and insight across the entire healthcare continuum via a multi-tenant database platform which combines proprietary and public sources to deliver insights. Unless otherwise stated, references to “we,” “us,” “our,” “Definitive Healthcare” and the “Company” refer (1) prior to the consummation of the Reorganization Transactions (as defined below), to Definitive OpCo and its consolidated subsidiaries, and (2) after the consummation of the Reorganization Transactions, to Definitive Healthcare Corp. and its consolidated subsidiaries.

On October 27, 2020, Definitive OpCo completed the purchase of all of the outstanding shares of Monocl Holding Company ("Monocl"), a cloud-based platform with millions of expert profiles. Refer to Note 3. Business Combinations, for additional information.

Organization

Definitive Healthcare Corp. was formed on May 5, 2021 as a Delaware corporation for the purposes of facilitating an initial public offering (“IPO”) and other related transactions in order to carry on the business of Definitive OpCo, a Delaware limited liability company. Following consummation of the Reorganization Transactions, Definitive OpCo became an indirect subsidiary of Definitive Healthcare Corp.

The Company is headquartered in Framingham, MA, with three other offices in the United States and one in Sweden.

Initial Public Offering

On September 17, 2021, Definitive Healthcare completed its IPO, in which it sold 17,888,888 shares of Class A Common Stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $27.00 per share for net proceeds of $452.8 million, after deducting underwriters’ discounts and commissions (but excluding other offering expenses and reimbursements). Definitive Healthcare used proceeds from the IPO to (i) acquire 14,222,222 newly issued limited liability company interests (“LLC Units”) from Definitive OpCo; (ii) purchase 1,169,378 LLC Units from certain holders of LLC Units prior to the IPO; and (iii) repurchase 2,497,288 shares of Class A Common Stock received by the former shareholders of certain Blocker Companies (as defined below).

Reorganization Transactions

In connection with the IPO, the Company completed the following transactions (the “Reorganization Transactions”). Definitive OpCo entered into an amended and restated limited liability company agreement (the “Amended LLC Agreement”) pursuant to which members of Definitive OpCo prior to the IPO who continue to hold LLC Units, have the right to require Definitive OpCo to exchange all or a portion of their LLC Units for newly issued shares of Class A Common Stock. Entities treated as corporations for U.S. tax purposes that hold LLC Units (individually, a “Blocker Company” and collectively, the "Blocker Companies") each merged with a merger subsidiary and subsequently merged into Definitive Healthcare Corp. Except for AIDH Management Holdings, LLC, members of AIDH Management Holdings, LLC, received a number of shares of Definitive Healthcare Corp. Class B Common Stock with no par value per share. The total shares of Class B Common Stock outstanding is equal to the number of LLC Units outstanding. AIDH Management Holdings, LLC is a special purpose investment vehicle through which certain persons, primarily our employees and certain legacy investors, indirectly hold interests in Definitive OpCo; the holders of interests in AIDH Management Holdings, LLC received a number of shares of Definitive Healthcare Corp. Class B Common Stock.

In connection with the Reorganization Transactions and the IPO, Definitive Healthcare Corp. entered into a tax receivable agreement. See Note 15. Income Taxes.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with rules applicable to quarterly financial information. The Financial Accounting Standards Board (“FASB”) establishes these principles to ensure financial condition, results of operations, and cash flows are consistently reported. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative nongovernmental GAAP as found in the FASB Accounting Standards Codification (“ASC”). The condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 are unaudited. Amounts for the period from January 1, 2020 through September 15, 2021 presented in the condensed consolidated financial statements and notes to the condensed consolidated financial statements herein represent the historical operations of Definitive OpCo. The amounts as of September 30, 2021 and for the period from September 16, 2021 reflect the consolidated operations of Definitive Healthcare Corp. and its consolidated subsidiaries. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements for these interim periods have been included.

Refer to Note 2. Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company’s final prospectus dated September 14, 2021 filed with the Securities and Exchange Commission ("SEC") pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on September 16, 2021 (the "IPO Prospectus") for the Company’s accounting policies and estimates.

Adoption of Recently Issued Financial Accounting Standards

In August 2018, the FASB issued ASU No. 2018-15—Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendment is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The Company adopted the update effective January 1, 2021. The adoption did not have a material impact on the consolidated financial statements.

Recently-Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02—Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The FASB has subsequently issued supplemental and/or clarifying ASUs inclusive of ASU 2020-05, which updated the effective date for certain non-public companies to annual reporting periods beginning after December 15, 2021. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, or by not adjusting the comparative periods and recording a cumulative effect adjustment as of the adoption date, with certain practical expedients available. The Company, as an Emerging Growth Company as defined by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), can elect to take the extended transition period and adopt the standard following guidance for non-public entities which are a part of the “all other” category.

The Company will adopt ASU 2016-02 and all associated amendments on the first day of fiscal 2022 (January 1st, 2022) which includes, as allowed under ASU 2018-11, the ability to recognize a cumulative-effect adjustment through opening retained earnings as of the date of adoption. The Company will elect the package of practical expedients permitted under the transition guidance, which allows the Company to carryforward its historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company will not elect the hindsight practical expedient. The Company will elect to use the practical expedient that allows the combination of lease and non-lease contract components in all of its underlying asset categories. The Company will also elect a policy of not recording leases on its condensed consolidated balance sheets when the leases have a term of 12 months or less and the Company is not reasonably certain to elect an option to renew the leased asset. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13—Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments. This standard is intended to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope, such as trade receivables. The amendment is effective for fiscal years beginning after December 15, 2022. The Company will adopt the update effective January 1, 2023 and does not expect the adoption of the standard to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12—Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. This standard removes certain exceptions for investments, intra-period allocations and interim tax calculations and adds guidance to reduce complexity in accounting for income taxes. The amendment is effective for fiscal years beginning after December 15, 2021 and early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial position or results of operation.

In March 2020, the FASB issued ASU No. 2020-04—Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments of ASU No. 2020-04 are effective for companies as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The amendments in this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The Company is evaluating the impact that the amendments of this standard would have on its consolidated financial position or results of operations upon adoption.

3. Business Combinations

On October 27, 2020, the Company completed the purchase of all outstanding shares of Monocl for a total estimated consideration of $46.3 million, and up to $60 million, summarized as follows:

(in thousands)
Cash consideration	$18,307
Equity issuance	25,439
Contingent consideration	2,600
Purchase price	$46,346

The assets acquired and liabilities assumed were recorded at their estimated fair values and the results of operations were included in the Company’s consolidated results as of the acquisition date.

The contingent consideration performance targets for earnout payments are based on the contractual Annual Recurring Revenue (“ARR”) for each of the twelve-month periods ending December 31, 2020 and December 31, 2021. Potential payouts range from $0 to $5.0 million and $0 to $10.0 million based on ARR of below $8.5 million to over $9.5 million and below $12.0 million to over $16.0 million for each of the twelve-month periods ending December 31, 2020 and 2021, respectively.

The Company estimated the fair value of contingent consideration to be $6.9 million and $5.2 million at September 30, 2021 and December 31, 2020, respectively, based on the achievement of 2020 ARR targets and the probability of achieving the 2021 targets. Refer to Note 9. Fair Value Measurements for more detail.

The purchase accounting for the Monocl acquisition was finalized as of December 31, 2020. The fair values assigned to tangible and identified intangible assets acquired and liabilities assumed were based on management's estimates and assumptions. The final allocation of the acquisition-date fair values of assets and liabilities as of December 31, 2020, was as follows:

(in thousands)
Preliminary allocation:	October 27, 2020
Cash	$2,774
Accounts receivable	788
Prepaid expenses and other current assets	614
Property and equipment	20
Intangible assets	18,900
Accounts payable and accrued expenses	(2,137)
Deferred revenue	(2,884)
Total assets acquired and liabilities assumed	18,075
Goodwill	28,271
Purchase price	$46,346

The Company recorded goodwill, customer relationships, data, technology, and trademark of $28.3 million, $11.9 million, $3.0 million, $2.6 million and $1.4 million, respectively, as of the acquisition date. The goodwill recognized includes the fair value of the assembled workforce and any expected synergies gained through the acquisition. The Company determined that the goodwill resulting from the acquisition is not deductible for tax purposes.

Customer relationships represent the estimated fair value of the underlying relationships with the acquired entity’s business customers and are amortized using the annual pattern of cash flows (economic value method) over the estimated 14-year life of this asset.

Data includes proprietary data on medical and scientific expert personnel. The technology recognized includes Monocl’s existing technology and provides users with a cloud-based platform with millions of expert profiles generated using machine learning and tailored algorithms through an online platform. This technology provides the automated collection of content sources, data processing and augmentation, and ultimately the generation of contextually relevant and continuously updated expert profiles. The trademark represents the estimated fair value of the registered trademarks, logo and domain names associated with the Monocl corporate brand. The data, technology, and trademark are amortized using the straight-line method over the estimated remaining useful life of 3 years, 8 years, and 19 years, respectively.

In connection with the acquisition, the Company recognized acquisition related costs of $0.4 million which were recorded within transaction expenses in the accompanying consolidated statements of income (loss).

The results of operations of Monocl are included in the Company’s consolidated results since the date of acquisition. The revenue and net loss of Monocl reflected in the consolidated statements of operations for the year ended December 31, 2020 were $1.2 million and $1.6 million, respectively.

Unaudited Pro Forma Supplementary Data:

Nine Months Ended September 30, 2020
(in thousands)
Revenue	$91,750
Net loss	(43,763)

The pro forma net loss includes adjustments to amortization expense for the valuation of other intangible assets of $0.6 million and interest expense related to incremental borrowings used to finance the transaction of $0.8 million and for the nine months ended September 30, 2020. The unaudited pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisition been consummated on the date assumed or of the Company’s results of operations for any future date.

4. Revenue

The Company disaggregates revenue from its arrangements with customers by type of service as it believes these categories best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following table represents a disaggregation of revenue from arrangements with customers for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Platform subscriptions	$42,780	$29,732	$118,545	$83,814
Professional services	304	341	1,296	845
Total revenue	$43,084	$30,073	$119,841	$84,659

The opening and closing balances of the Company’s receivables, deferred contract costs and contract liabilities from contracts with customers are as follows:

(in thousands)	September 30, 2021	December 31, 2020
Accounts receivable, net	$27,886	$33,108
Deferred contract costs	5,359	2,947
Long-term deferred contract costs	9,388	5,952
Deferred revenues	70,179	61,200

Deferred Contract Costs

A summary of the activity impacting the deferred contract costs for the nine months ended September 30, 2021 and the year ended December 31, 2020 is presented below:

(in thousands)	September 30, 2021	December 31, 2020
Balance at beginning of period	$8,899	$2,885
Costs amortized	(3,195)	(1,670)
Additional amounts deferred	9,043	7,684
Balance at end of period	14,747	8,899
Classified as:
Current	5,359	2,947
Non-current	9,388	5,952
Total deferred contract costs (deferred commissions)	$14,747	$8,899

Contract Liabilities

A summary of the activity impacting deferred revenue balances during the nine months ended September 30, 2021 and for the year ended December 31, 2020 is presented below:

(in thousands)	September 30, 2021	December 31, 2020
Balance at beginning of period	$61,200	$46,125
Revenue recognized	(119,841)	(118,317)
Additional amounts deferred	128,820	133,392
Balance at end of period	$70,179	$61,200

Remaining Performance Obligations

ASC 606 introduced the concept of transaction price allocated to the remaining performance obligations of a contract, which is different than unbilled deferred revenue under ASC 605. Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to remaining performance obligations is influenced by several factors, including seasonality, the timing of renewals, and disparate contract terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and backlog. The Company’s backlog represents installment billings for periods beyond the current billing cycle. The majority of the Company’s noncurrent remaining performance obligations will be recognized in the next 13 to 36 months.

The remaining performance obligations consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Current	$128,653	$114,284
Non-current	78,900	58,250
Total	$207,553	$172,534

5. Accounts Receivable

Accounts receivable consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Accounts receivable	$28,243	$33,635
Unbilled receivable	496	329
	28,739	33,964
Less: allowance for doubtful accounts	(853)	(856)
Accounts receivable, net	$27,886	$33,108

6. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Computers and software	$4,455	$3,141
Furniture and equipment	1,580	1,109
Leasehold improvements	2,766	1,781
Construction and software development in process	—	128
	8,801	6,159
Less: accumulated depreciation and amortization	(4,104)	(2,911)
Property and equipment, net	$4,697	$3,248

Depreciation and amortization expense associated with property and equipment was $0.5 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $1.2 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively.

7. Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets, as of September 30, 2021 and December 31, 2020, consist of the following:

	September 30, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$370,030	$(84,159)	$285,871
Developed technologies	51,100	(15,648)	35,452
Tradenames	35,500	(4,510)	30,990
Database	42,656	(28,246)	14,410
Total finite-lived intangible assets	499,286	(132,563)	366,723
Goodwill	1,261,444	—	1,261,444
Total goodwill and Intangible assets	$1,760,730	$(132,563)	$1,628,167

	December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$370,030	$(58,097)	$311,933
Developed technologies	51,100	(10,218)	40,882
Tradenames	35,500	(2,952)	32,548
Database	42,656	(17,782)	24,874
Total finite-lived intangible assets	499,286	(89,049)	410,237
Goodwill	1,261,444	—	1,261,444
Total goodwill and Intangible assets	$1,760,730	$(89,049)	$1,671,681

Amortization expense associated with finite-lived intangible assets was $14.7 million and $14.6 million for the three months ended September 30, 2021 and 2020, respectively, of which $5.4 million and $4.8 million was included in cost of revenue for the respective periods. Amortization expense associated with finite-lived intangible assets was $43.5 million for both the nine months ended September 30, 2021 and 2020, of which $15.9 million and $14.3 million was included in cost of revenue for the respective periods.

There were no changes to the carrying amount of goodwill in the nine months ended September 30, 2021.

The Company determined it had one reporting unit. There was no impairment of goodwill in the nine months ended September 30, 2021 or 2020.

8. Long-Term Debt

Long-term debt consisted of the following as of September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$275,000	$(2,737)	$272,263
Less: current portion of long-term debt			6,875
Long-term debt			$265,388

	December 31, 2020
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2019 Term Loan	$444,375	$(10,865)	$433,510
Paid in kind interest on 2019 Term Loan	10,412	—	10,412
2019 Delayed Draw Term Loan	17,955	—	17,955
Total debt	$472,742	$(10,865)	$461,877
Less: current portion of long-term debt			4,680
Long-term debt			$457,197

On September 17, 2021, the Company repaid the outstanding principal balances of the 2019 Term Loan, as described below, of $442.1 million, paid in kind interest, as described below, of $10.4 million, 2019 Delayed Draw Term Loan, as described below, of $17.9 million and related accrued interest payable of $4.2 million totaling $474.6 million using the proceeds from the 2021 Term Loan, as described below, of $275.0 million and net proceeds of the IPO of $199.6 million, inclusive of accrued interest expense. The effective interest rate for these loans under the 2019 Credit Agreement, as described below, was 6.25% as of the repayment date. The Company recognized a $9.9 million loss on the extinguishment of debt relating to the write off of unamortized debt issuance costs.

2021 Credit Agreement

On September 17, 2021, Definitive Healthcare Holdings, LLC, a Delaware limited liability company ("DH Holdings"), an indirect subsidiary of Definitive Healthcare Corp., entered into a credit agreement (the "2021 Credit Agreement") with Bank of America, N.A., as administrative agent, the other lenders party thereto and the other parties specified therein. The 2021 Credit Agreement provides for (i) a $275.0 million term loan A facility (the "2021 Term Loan") and (ii) a $75.0 million revolving credit facility (the "2021 Revolving Line of Credit" and, together with the 2021 Term Loan, collectively, the "2021 Credit Facilities"), the proceeds of which were used to repay a portion of the indebtedness outstanding under the 2019 Credit Agreement (as described below). Both the 2021 Term Loan and the 2021 Revolving Line of Credit mature on September 17, 2026. The 2021 Credit Facilities include customary affirmative, negative and financial covenants. The 2021 Credit Facilities are guaranteed by all of DH Holdings's wholly-owned domestic restricted subsidiaries and AIDH Buyer, LLC, a Delaware limited liability company and the direct parent company of DH Holdings, in each case, subject to customary exceptions, and are secured by a lien on substantially all of the assets of DH Holdings and the guarantors, including a pledge of the equity of DH Holdings, in each case, subject to customary exceptions.

The 2021 Term Loan is subject to annual amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on December 31, 2021 (the "Initial Amortization Date"), equal to approximately 2.5% per annum of the principal amount of the term loans in the first year and second year after the Initial Amortization Date and approximately 5.0% per annum of the principal amount of the term loans in the third year, fourth year and fifth year after the Initial Amortization Date. A balloon payment of approximately $220.0 million will be due at the maturity of the 2021 Term Loan. There was $275.0 million outstanding on the 2021 Term Loan at September 30, 2021.

DH Holdings is required to pay the lenders under the 2021 Credit Agreement an unused commitment fee of between 0.25% and 0.30% per annum on the undrawn commitments under the 2021 Revolving Line of Credit, depending on the total net leverage ratio, quarterly in arrears. The expense is included in interest expense in the statements of operations. There was no outstanding balance on the 2021 Revolving Line of Credit at September 30, 2021.

For both the 2021 Term Loan and 2021 Revolving Line of Credit, DH Holdings may elect from several interest rate options based on the LIBO Rate or the Base Rate plus an applicable margin. The applicable margin will be based on the total leverage ratio beginning in the fiscal year ended December 31, 2022. As of September 30, 2021, the effective interest rate was 2.37%.

In connection with the 2021 Credit Agreement, the Company capitalized financing costs totaling $3.5 million, $2.8 million for the 2021 Term Loan facility and $0.8 million for the 2021 Revolving Line of Credit. The financing costs associated with the 2021 Term Loan facility are recorded as a contra-debt balance in Term loan, net of current portion in the condensed consolidated balance sheets and are amortized over the remaining life of the loan using the effective interest method. The financing costs associated with the 2021 Revolving Line of Credit are recorded in Other assets in the condensed consolidated balance sheet are are amortized over the life of the arrangement.

2019 Credit Agreement

On July 16, 2019, DH Holdings entered into a credit agreement (the “2019 Credit Agreement”) by and among DH Holdings, the lenders party thereto and Owl Rock Capital Corporation, as administrative agent. Under the 2019 Credit Agreement, a $450.0 million term loan facility (the “2019 Term Loan”), a $100.0 million delayed draw term loan facility (the “2019 Delayed Draw Term Loan”) and a $25.0 million revolving line of credit (the “2019 Revolving Line of Credit”) were made available to DH Holdings. The 2019 Credit Agreement included customary affirmative, negative and financial covenants. All facilities under the 2019 Credit Agreement were guaranteed, by DH Holdings’s wholly-owned domestic restricted subsidiary, Definitive Healthcare LLC, a Massachusetts limited liability company and AIDH Buyer, LLC, a Delaware limited liability company and the direct parent company of DH Holdings, and were secured by a lien on substantially all of the assets of DH Holdings and the guarantors, including a pledge of the equity of DH Holdings, in each case, subject to customary exceptions.

The 2019 Term Loan had a maturity date of July 16, 2026 and was issued with an original issue discount of $11.3 million and amortized to interest expense over the term of the agreement using the effective interest method. Interest on a portion of the loan ($100.0 million of the $450.0 million principal amount) was treated as paid in kind and added to the principal balance to be paid off at maturity. DH Holdings could elect from several interest rate options based on the Eurodollar Rate or the Base Rate plus an applicable margin. Quarterly principal payments of $1.1 million began in December 2019 and were required through the 2019 Term Loan's maturity, at which time a balloon payment of $419.6 million, excluding the paid in kind portion, was due. The paid in kind interest was payable on the maturity date. 2019 Term Loan was subject to excess cash flow payments annually beginning in the fiscal year ended December 31, 2020 based on the total leverage ratio. There was $454.8 million outstanding on the 2019 Term Loan at December 31, 2020, including $10.4 million of paid in kind interest. The effective interest rate for the 2019 Term Loan and paid in kind effective interest was 6.50% at December 31, 2020.

The 2019 Delayed Draw Term Loan had a maturity of July 16, 2026. The 2019 Delayed Draw Term Loan was issued with an original issue discount of $1.3 million. DH Holdings could draw down funds under the 2019 Delayed Draw Term Loan until July 16, 2021. As of December 31, 2020, DH Holdings drew $18.0 million on the 2019 Delayed Draw Term Loan, in connection with the Monocl acquisition. DH Holdings could elect from several interest rate options based on the Eurodollar Rate or the Base Rate plus an applicable margin. Quarterly in arrears through July 16, 2021, DH Holdings was required to pay the bank a fee equal to 1% per annum of the amount of the 2019 Delayed Draw Term Loan unused capacity. Quarterly principal payments began in December 2020 in quarterly installments equal to 0.25% of the aggregate amount outstanding on the 2019 Delayed Draw Term Loan, and are required through the note’s maturity, at which time a payment of the entire outstanding principal balance will be due. The outstanding balance on the 2019 Delayed Draw Term Loan was $18.0 million at December 31, 2020. The effective interest rate for the 2019 Delayed Draw Term Loan was 6.50% at December 31, 2020.

The 2019 Revolving Line of Credit had a maturity of July 16, 2024. DH Holdings could elect from several interest rate options based on the Eurodollar Rate or the Base Rate plus an applicable margin. During 2020, $25.0 million was drawn on the 2019 Revolving Line of Credit and subsequently paid back in 2020. There was no outstanding balance on the 2019 Revolving Line of Credit at December 31, 2020. No draws on the 2019 Revolving Line of Credit were made in 2021 and the 2019 Credit Agreement was terminated on September 17, 2021.

In connection with the 2019 Credit Agreement, the Company originally capitalized financing costs totaling $14.1 million, $13.4 million for the 2019 Term Loan and $0.7 million for the 2019 Revolving Line of Credit. In October 2020, the Company capitalized an additional $0.2 million in financing costs associated with the 2019 Delayed Draw Term Loan borrowing. These financing costs were recorded as deferred financing costs in the condensed consolidated balance sheets and amortized over the remaining lives of the respective borrowing using the effective interest method. The Company expensed capitalized financing costs for the 2019 Credit Agreement through interest expense of $0.4 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively, and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively. At December 31, 2020, the unamortized financing costs for the 2019 Revolving Line of Credit of $0.5 million was classified in other assets in the consolidated balance sheet.

9. Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants on the measurement date, and establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.

The Company’s financial assets and liabilities subject to the three-level fair value hierarchy consist principally of cash and equivalents, accounts receivable, accounts payable, long-term and short-term debt and contingent consideration payable. The estimated fair value of cash and equivalents, accounts receivable and accounts payable approximates their carrying value due to due to their short maturities (less than 12 months).

The Company’s short- and long-term debt are recorded at their carrying values in the consolidated balance sheets, which may differ from their respective fair values. The carrying values and estimated fair values of the Company’s short- and long-term debt approximate their carrying values as of December 31, 2020, and 2019, based on interest rates currently available to the Company for similar borrowings.

The contingent consideration, which resulted from the earn-outs associated with the Monocl acquisition, is measured at fair value on a recurring basis. The fair value was estimated using a variation of the income approach, known as the real options method, where ARR was simulated in a risk-neutral framework using Geometric Brownian Motion, a well-accepted model of stock price behavior that is used in option pricing models such as the Black-Scholes option pricing model. The risk-neutral expected

(probability-weighted) earnout payments were then calculated based on simulation results. An increase to a probability of achievement would result in a higher fair value measurement. At September 30, 2021 and December 31, 2020, the fair value of the contingent consideration was estimated at $6.9 million and $5.2 million, respectively. The current portion of the earn-out liability ($6.9 million and $1.5 million at September 30, 2021 and December 31, 2020, respectively) is included in accrued expenses and other current liabilities on the consolidated balance sheets, and the non-current portion (nil at September 30, 2021 and $3.7 million at December 31, 2020) in other long-term liabilities. A payment of $1.5 million was made in April 2021.

Earn-out liabilities are classified within Level 3 in the fair value hierarchy because the methodology used to develop the estimated fair value includes significant unobservable inputs reflecting management’s own assumptions. The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows as of September 30, 2021 and December 31, 2020:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Discount Rate
Earn-out liabilities	$6,905	Income Approach (Real Option Method)	Discount rate	2.38%

The table below presents a reconciliation of earnout liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	September 30, 2021	December 31, 2020
Balance at beginning of period	$5,236	$—
Additions	—	2,600
Net change in fair value and other adjustments	3,169	2,636
Payments	(1,500)	—
Balance at end of period	$6,905	$5,236

Adjustments to the earn-out liabilities in periods subsequent to the completion of acquisitions were made using scenario-based modeling to estimate the probability of achievement and are reflected within transaction expenses in the condensed consolidated statements of operations. As of September 30, 2021, the Company had the potential to make a maximum of $10.0 million and a minimum of $0.0 million (undiscounted) in earn-out payments. Assuming the achievement of the applicable performance criteria, these earn-out payments will be made in April 2022.

Certain assets and liabilities, including property, plant and equipment, goodwill and other intangible assets, are measured at fair value on a non-recurring basis. These assets are remeasured when the derived fair value is below the carrying value on the Company’s consolidated balance sheet. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. When impairment has occurred, the Company measures the required charges and adjusts the carrying value as discussed in Note 2. Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company’s IPO Prospectus.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Payroll and payroll-related	$7,246	$7,792
Accrued interest	233	5,365
Contingent consideration, current	6,905	1,500
Sales taxes	1,146	649
Deferred rent	112	583
Other	3,654	1,432
Accrued expenses and other current liabilities	$19,296	$17,321

11. Commitments and Contingencies

The Company leases office facilities in Massachusetts, Vermont and Sweden, the terms of which expire at various times through the year 2030. In 2019, the Company signed a new office lease agreement which commenced in 2020 and will continue through 2027.

Total rent expense for the three and nine months ended September 30, 2021 was $0.7 million and $2.1 million, respectively, and rent expense for the three and nine months ended September 30, 2020 was $0.5 million and $1.4 million, respectively. Rent expense was classified in selling, general, and administrative expense in the condensed consolidated statements of operations for all periods presented.

12. Stockholders' Equity and Members' Equity

The Company has Class A Common Stock, Class B Common Stock and Preferred Stock. Holders of outstanding shares of Class A Common Stock and Class B Common Stock will vote as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise required by law. Class B Common Stock issued to holders of Definitive OpCo Units that are unvested shall have no vote per share until such time as such Units have vested.

Class A Common Stockholders are entitled to receive dividends, if declared by our board of directors out of legally available funds. Upon our liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of Preferred Stock having liquidation preferences, if any, the holders of shares of our Class A Common Stock will be entitled to receive pro rata our remaining assets available for distribution.

Class B Common Stockholders are not entitled to economic interests in Definitive Healthcare Corp. and do not have any right to receive dividends or to receive a distribution upon a liquidation or winding up of Definitive Healthcare Corp.

Shares of Preferred Stock have not been issued at September 30, 2021. The board of directors may authorize one or more series of Preferred Stock (including convertible Preferred Stock) and will determine, with respect to any series of Preferred Stock, the voting rights, preferences, participation, or other special rights and limitations.

Under the Amended Definitive OpCo LLC Agreement, the holders of LLC Units have the right to require Definitive OpCo to exchange all or a portion of their LLC Units for newly issued shares of Class A Common Stock, which may consist of unregistered shares, on a one-for-one basis (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). Shares of Class B Common Stock and their corresponding LLC Units will be canceled on a one-for-one basis once an exchange has been completed.

As described in Note 1. Description of Business, the Company was formed by Advent International ("Advent") for the purpose of acquiring Definitive Holdco. Upon formation of the Company, two classes of units were established: Class A Units (“Class A Units”) and Class B Units (“Class B Units”), collectively "the Units".

The table below provides a summary of the number of Class A and Class B units authorized, issued and outstanding as of December 31, 2020, respectively.

December 31, 2020
Class A units:
Authorized, issued and outstanding Class A units	130,245,990
Class B units:
Authorized Class B units	8,088,877
Issued Class B units	3,720,063
Outstanding Class B units (Vested Class B units)	474,920

During 2021, the Company issued 363,516 new Class A units worth $5.8 million, consisting of a capital contribution of $5.5 million and equity-based compensation expense of $0.3 million. Refer to Note 13. Equity-Based Compensation for more detail on Class B units.

13. Equity-Based Compensation

Equity-based compensation expense is allocated to all departments in the accompanying condensed consolidated statements of operations based on the recipients of the compensation. A summary of the expense by line item in the consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, respectively, is provided in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$48	$16	$79	$46
Sales and marketing	326	132	567	380
Product development	187	93	341	267
General and administrative	1,756	217	3,351	637
Total compensation expense	$2,317	$458	$4,338	$1,330

2021 Equity Incentive Plan

As of September 15, 2021, in connection with its IPO, the Company adopted the Definitive Healthcare Corp. 2021 Equity Incentive Plan (the "2021 Plan"). The types of grants available under the 2021 Plan include stock options (both incentive and non-qualified), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), and stock-based awards.

The aggregate number of shares of Class A Common Stock available for grant under the 2021 Plan was 8,989,039 shares at September 30, 2021. As of September 30, 2021, 1,464,681 RSUs have been granted under the 2021 Plan. The outstanding RSUs have time-based and/or performance-based vesting criteria. Outstanding time-based RSUs generally vest partially on the one year anniversary of each grant and quarterly over the subsequent two- or three-year period. Outstanding performance-based RSUs vest annually over three years upon the achievement of certain performance targets and continued service, the measurement period for which begins January 1, 2022. As such, no stock-based compensation expense associated with performance-based RSUs was recorded in the third quarter of 2021.

The following table summarizes the Company’s unvested time-based and performance-based RSU activity for the nine months ended September 30, 2021.

	Time-Based		Performance-Based
		Weighted		Weighted
	Restricted	Average Grant	Restricted	Average Grant
	Stock Units	Date Fair Value	Stock Units	Date Fair Value
Unvested at beginning of period	—	$-	—	$-
Granted	1,300,328	$27.00	164,353	$27.00
Vested	—	$-	—	$-
Forfeited	(2,656)	$27.00	—	$-
Unvested at end of period	1,297,672	$27.00	164,353	$27.00

The Company recognized $0.4 million in stock-based compensation expense associated with RSUs granted in 2021. Total unrecognized expense was estimated to be $39.1 million for both time-based vesting and performance-based vesting awards at September 30, 2021, to be recognized over a weighted-average period of approximately 4.0 years.

2019 Equity Incentive Plan

In July 2019, the Company and its Board of Members approved the 2019 Equity Incentive Plan ("the 2019 Plan") under which the Parent Company had reserved approximately 8,088,877 Class B Units (the “2019 Incentive Equity Pool”). The 2019 Incentive Equity Pool was utilized for the issuance of units to employees, consultants, directors, managers, or others providing services to the Company pursuant to Board of Members approval. These interests were considered profit interests, which, in general, entitle the holder of the unit to a pro rata share of the increase in value of the unit over the base value determined at the award date and were subject to such vesting and other restrictions as the Board of Members deemed appropriate. Any units forfeited or repurchased were available for future grants under the 2019 Incentive Equity Pool.

The units had time-based and/or performance-based vesting criteria. Generally, the time-based units vested in equal annual installments over a four-year period on the anniversary date of the vest date. The performance-based units vested based on the achievement of specified returns on investments upon a change of control or qualifying event, as defined in the agreement. In connection with the IPO, performance-based forfeiture conditions for unvested units were waived through a modification of the awards and, after the IPO, all such unvested awards became subjected to time-vesting over three years from the IPO Date. As a result of the modification of the terms of such performance-vesting awards, we recorded compensation expense based on the fair value of the units that otherwise would have been forfeited, using the IPO price of $27.00 per share. The total compensation expense related to modification was $9.0 million, which will be recognized over the respective remaining service periods. The Company recorded $0.2 million in stock-based compensation expense associated with these performance-vesting units in the third quarter of 2021.

In connection with the retirement of an executive officer, the Company accelerated the vesting of 24,049 unvested time-vesting Class B units and 48,099 of his unvested performance-vesting Class B units. The Company recorded incremental compensation expense of approximately $1.9 million during the third quarter 2021. Upon separation, the remaining 72,149 in Class B units were forfeited.

Effective September 15, 2021, the Company will no longer grant any awards under the 2019 Plan, though previously granted awards under the 2019 Plan remain outstanding and governed by the 2019 Plan, except for the modifications discussed above.

For awards granted in the 2019 Plan, the Company assessed the fair value of the awards as of the grant date. The fair value of the units was estimated using a two-step process. First, the Company’s enterprise value was established using generally accepted valuation methodologies, including discounted cash flow analysis, guideline comparable public company analysis, and comparable transaction method. Second, the enterprise value was allocated among the securities that comprise the capital structure of the Company using an option-pricing method based on the Black-Scholes model. For performance-based units, the Company used a Monte Carlo simulation analysis, which captures the impact of the performance vesting conditions to value the performance-based units. The use of the Black-Scholes model and the Monte Carlo simulation requires the Company to make estimates and assumptions, such as expected volatility, expected term and expected risk-free interest rate. Significant assumptions used to estimate the fair value of units were as follows, which were the same between service-based and performance-based shares:

	September 15, 2021	December 31, 2020
Expected option term	0.30 - 0.70 years	5.5 years
Risk-free rate of return	0.01% - 0.06%	1.73%
Applied volatility	30%	35%

In connection with the Reorganization Transactions and the IPO, unvested Class B Units held directly by employees of the Company or indirectly through Definitive OpCo, were exchanged for unvested Definitive OpCo units based on their respective participation thresholds and the IPO price of $27.00 per share. The time-based units issued upon the exchange remain subject to the same service vesting requirements as the original Class B Units. The pre-IPO performance-based units were exchanged for time-based units and will vest over a three-year period beginning on the date of the IPO. The following table summarizes the Company’s unvested time-based and performance-based unit activity from January 1, 2021 through September 30, 2021.

	Time-Based		Performance-Based
		Weighted		Weighted
	Non-Vested	Average Grant	Non-Vested	Average Grant
	Units	Date Fair Value	Units	Date Fair Value
Non-vested at December 31, 2020	1,404,720	$3.65	1,840,423	$2.35
Granted	1,477,323	1.41	1,177,308	0.41
Vested	(437,731)	3.64	—	—
Forfeited	(13,770)	3.65	(18,361)	2.35
Non-vested at September 15, 2021	2,430,542	$2.29	2,999,370	$1.59
Effect of Reorganization Transactions and IPO	(1,165,679)	2.08	(1,318,171)	1.39
Performance-based units exchanged for time-based units	1,681,199	1.74	(1,681,199)	1.74
Vested	(74,049)	2.75	—	—
Forfeited	(72,149)	2.78	—	—
Non-vested at September 30, 2021	2,799,864	$2.02	—	$—

In connection with the Reorganization Transactions and the IPO, 912,651 vested Class B Units held directly by employees of the Company or indirectly through Definitive OpCo were exchanged into 578,217 vested Definitive OpCo units based on their respective participation thresholds and the IPO price of $27.00 per share.

The Company recorded $0.6 million and $1.5 million in stock-based compensation expense associated with time-based units in the three and nine months ended September 30, 2021, respectively. The Company recorded $0.5 million and $1.3 million in stock-based compensation expense associated with unexchanged time-based units in the three and nine months ended September 30, 2020, respectively. At September 30, 2021, the Company had approximately $18.4 million of unrecognized unit-based compensation expense for unvested time-based units, including those that were exchanged for time-based units at IPO. The expense, which will be recorded under the terms of the 2019 Plan, is expected to be recognized over a weighted-average period of approximately 2.8 years.

14. Retirement Plan

The Company has a 401(k) plan covering all employees who have met certain eligibility requirements. The Company incurred $0.6 million and $1.7 million in employer matching contributions during the three and nine months ended September 30, 2021, respectively, and $0.4 million and $1.1 million during the three and nine months ended September 30, 2020, respectively .

15. Income Taxes

As described in Note 1. Business Organization and Note 12. Stockholders' Equity and Members' Equity, as a result of the IPO, Definitive Healthcare Corp. began consolidating the financial results of Definitive OpCo. Definitive OpCo is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Definitive OpCo is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Definitive OpCo is passed through to and included in the taxable income or loss of its members, including Definitive Healthcare Corp., based on its economic interest held in Definitive OpCo. Definitive Healthcare Corp. was formed on May 5, 2021 and did not engage in any operations prior to the IPO. Definitive Healthcare Corp. is taxed as a corporation and is subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income or loss of Definitive OpCo, as well as such taxes on any stand-alone income or loss generated by Definitive Healthcare Corp. The Company has recorded an immaterial amount of tax expense associated with corporations owned by Definitive OpCo within general and administrative expense.

As of September 30, 2021, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that sufficient negative evidence to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a valuation allowance against substantially all of its deferred tax assets. In the event that management determines the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

As of September 30, 2021 the Company has a net deferred tax liability of $71.3 million which was recorded through equity as part of the Reorganization Transactions. The net deferred tax liability principally relates to taxable temporary differences that cannot be considered a source of income to recover the deferred tax assets due to attribute limitation rules.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of September 30, 2021 and December 31, 2020, the Company has not identified any uncertain tax positions and has not recognized any related reserves. The Company's effective tax rate was (0.3)% and 0.0% for the three months ended September 30, 2021 and 2020, respectively, and (0.3)% and 0.0% for the nine months ended September 30, 2021 and 2020, respectively.

Tax Receivable Agreement

Pursuant to the Company's election under Section 754 of the Internal Revenue Code (the "Code"), the Company expects to obtain an increase in its share of the tax basis in the net assets of Definitive OpCo when LLC Interests are redeemed or exchanged by other members. The Company plans to make an election under Section 754 of the Code for each taxable year in which a redemption of exchange of LLC Interest occurs. The Company intends to treat any redemptions and exchanges of LLC Interest as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that would otherwise be paid in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.

In connection with the IPO, the Company entered into a Tax Receivable Agreement ("TRA") and recorded a liability under the TRA of $146.1 million as of September 30, 2021 through equity as part of the Reorganization Transactions. Under the TRA, the Company generally will be required to pay certain of our pre-IPO owners 85% of the amount of cash savings, if any, in U.S. federal, state, or local tax that the Company actually realizes directly or indirectly (or is deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in Definitive OpCo, including any basis adjustment relating to the assets of Definitive OpCo, (ii) certain favorable tax attributes acquired by the Company from the Blocker Companies in the Reorganization Transactions (including net operating losses and the unamortized portion of the increase in tax basis in the tangible and intangible assets of Definitive OpCo resulting from the prior acquisitions of interests in Definitive OpCo by the Blocker Companies), and (iii) tax benefits attributable to payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits that it may realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid. No amounts are expected to be paid within the next 12 months.

16. Loss Per Share

Basic net loss per share of Class A Common Stock is computed by dividing net income attributable to Definitive Healthcare Corp. by the weighted-average number of shares of Class A Common Stock outstanding during the period, excluding unvested equity awards and subsidiary member units not exchanged. Diluted earnings per share of Class A Common Stock is calculated by dividing net income attributable to Definitive Healthcare Corp, adjusted for the assumed exchange of all potentially dilutive securities by the weighted-average number of shares of Class A Common Stock outstanding.

Prior to the IPO, the Definitive OpCo membership structure included Class A and Class B member units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these unaudited consolidated financial statements. Therefore, earnings per share information has not been presented for the three and nine months ended September 30, 2020.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock for the three- and nine-months ended September 30, 2021. The basic and diluted earnings per share for the three- and nine-months ended September 30, 2021 reflects only the period from September 15, 2021 to September 30, 2021, which represents the period wherein the Company had outstanding Class A Common Stock.

(in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Numerator:
Net loss	$(20,966)	$(46,493)
Less: Net loss attributable to Definitive OpCo before Reorganization Transactions	(7,816)	(33,343)
Less: Net loss attributable to noncontrolling interests	(5,172)	(5,172)
Net loss attributable to Definitive Healthcare Corp.	$(7,978)	$(7,978)

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock (per share amounts unaudited):

(in thousands, except number of shares and per share amounts)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Basic net loss per share attributable to common stockholders
Numerator:
Allocation of net loss attributable to Definitive Healthcare Corp.	$(7,978)	$(7,978)
Weighted average number of shares of Class A outstanding	88,263,333	88,263,333
Net loss per share, basic and diluted	$(0.09)	$(0.09)

Shares of the Company’s Class B Common Stock do not participate in the earnings or losses of Definitive Healthcare Corp. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented.

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the period presented because their effect would have been anti-dilutive:

Nine Months Ended September 30, 2021
Definitive OpCo Units	57,192,893

17. Segment and Geographic Data

The Company operates as one operating segment. Operating segments are defined as components of the Company for which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the chief executive officer. The chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by type of service and geographic region, for purposes of allocating resources and evaluating financial performance.

Revenues by geographic area presented based upon the location of the customer are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
United States	$40,863	$30,073	$114,339	$84,659
Rest of world	2,221	—	5,502	—
Total revenues	$43,084	$30,073	$119,841	$84,659

For a summary of our revenue disaggregated by service, refer to Note 4. Revenue.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. Long-lived assets by geographic area presented based upon the location of the assets are as follows:

(in thousands)	September 30, 2021	December 31, 2020
United States	$4,311	$3,120
Rest of world	386	128
Total long-lived assets	$4,697	$3,248

18. Related Parties

The Company has engaged in revenue transactions within the ordinary course of business with entities affiliated with its private equity sponsors and with members of the Company’s board of directors. During each of the nine months ended September 30, 2021 and 2020 the Company recorded revenue of $0.7 million and $0.6 million, respectively. The associated receivable for the revenue transactions amounted to $0.1 million and $0.7 million at September 30, 2021 and December 31, 2020, respectively.

The Company reimburses its private equity sponsors for services and any related travel and out-of-pocket expenses. During the nine months ended September 30, 2021, the Company had expenses for services, travel and out-of-pocket expenses to its private equity sponsors of $0.2 million and was not material for the nine months ended September 30, 2020. The associated payable for the service transactions was not material at September 30, 2021 and December 31, 2020.

On September 17, 2021, Definitive OpCo entered into an agreement to reimburse approximately $0.9 million in aggregate documented expenses incurred by Advent International, 22C Capital LLC ("22C Capital"), Spectrum Equity Management, L.P. ("Spectrum Equity"), Jason Krantz and MHDH AB and in connection with the Reorganization Transactions. The amounts were included in accrued expenses and other current liabilities as of September 30, 2021 and are expected to be paid in the fourth quarter of 2021.

During the second quarter of 2021, the Company issued 363,516 new Class A units worth $5.8 million to members of the Company's board of directors. Further, in connection with Definitive Healthcare’s IPO, the underwriters reserved 5% of the common shares for sale at the initial offering price to the Company’s directors, officers and selected senior managers (the “Directed Share Program”). Richard Booth and Samuel A. Hamood participated in the Directed Share Program and purchased 7,407 and 37,037 shares of Class A Common Stock, respectively.

19. Noncontrolling Interest

Definitive Healthcare Corp. operates and controls all of the business and affairs of Definitive OpCo, and through Definitive OpCo and its subsidiaries, conducts its business. Accordingly, Definitive Healthcare Corp. consolidates the financial results of Definitive OpCo, and reports the noncontrolling interests of its consolidated subsidiaries on its consolidated financial statements based on the Definitive OpCo Units held by Continuing LLC Members. Changes in Definitive Healthcare Corp.'s ownership interest in its consolidated subsidiaries are accounted for as equity transactions. As such, future redemptions or direct exchanges of OpCo Units by Continuing LLC Members will result in a change in ownership and reduce or increase the amount recorded as Noncontrolling interests and increase or decrease Additional paid-in capital in the Company’s Condensed Consolidated Balance Sheets.

As of September 30, 2021, Definitive Healthcare Corp. held 88,263,333 units in the Definitive OpCo resulting in an ownership interest of 60.7%.

20. Subsequent Events

Robert Musslewhite was appointed as President of Definitive Healthcare Corp. effective October 7, 2021. In connection with his appointment, Mr. Musslewhite entered into an employment agreement pursuant to which, he will be paid an annual base salary of $0.4 million. Mr. Musslewhite's annual bonus will equal 68% of his pro-rated base salary calculated from the effective date of his employment agreement. In future years, Mr. Musslewhite will be eligible to receive an annual bonus of up to 68% of his base salary, determined in the sole discretion of the Board, and will be able to participate in the Company's exective incentive plan on the same terms as similarly situated executives.

In addition, pursuant to his employment agreement, Mr. Musslewhite will be granted a restricted stock unit award of 433,550 shares of the Company's Class A common stock, which will vest 25% on the one-year anniversary of the grant, followed by quarterly vesting of 6.25% per quarter until fully vested over the subsequent three years. Further, Mr. Musslewhite will be granted a second restricted stock unit award in the amount of 216,450 shares of Class A common stock, 33% of which will vest on the one-year anniversary of the grant, followed by quarterly vesting of 8.33% per quarter until fully vested over the subsequent two years.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report and with our audited Consolidated Financial Statements, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our final prospectus dated September 14, 2021, filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on September 16, 2021, in connection with our IPO (the “IPO Prospectus”).

As discussed in “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part II, Item 1A in this Quarterly Report and in our IPO Prospectus.

References in this Form 10-Q to “Definitive Healthcare Corp.” refer to Definitive Healthcare Corp. and not to any of its subsidiaries unless the context indicates otherwise. References in this Form 10-Q to “Definitive Healthcare,” the “Company,” “we,” “us,” and “our” refer (1) prior to the consummation of the Reorganization Transactions, to Definitive OpCo and its consolidated subsidiaries, and (2) after the consummation of the Reorganization Transactions, to Definitive Healthcare Corp. and its consolidated subsidiaries unless the context indicates otherwise.

Overview

Definitive Healthcare provides healthcare commercial intelligence. Our solutions provide accurate and comprehensive information on healthcare providers and their activities to help our customers optimize everything from product development to go-to-market planning and sales and marketing execution. Delivered through our software as a service ("SaaS") platform, our intelligence has become important to the commercial success of our over 2,700 customers as of September 30, 2021. We define a customer as a company that maintains one or more active paid subscriptions to our platform.

Our customers include biopharmaceutical and medical device companies, healthcare information technology companies, healthcare providers and other diversified companies, such as staffing firms, commercial real estate firms, financial institutions and other organizations seeking commercial success in the attractive but complex healthcare ecosystem. Within these organizations, our platform is leveraged by a broad set of functional groups, including sales, marketing, clinical research & product development, strategy, talent acquisition and physician network management. We offer access to our platform on a subscription basis and we generate substantially all of our revenue from subscription fees, which accounted for 99% of revenue for the first nine months of 2021.

We were founded in 2011 by our CEO, Jason Krantz. Mr. Krantz founded the company to provide healthcare commercial intelligence that enables companies that compete within or sell into the healthcare ecosystem to make better, informed decisions and be more successful. Over time, we have expanded our platform with new intelligence modules, innovative analytics, workflow capabilities and additional data sources.

Any company selling or competing within the healthcare ecosystem is a potential customer for us and contributes to our estimated current total addressable market of over $10 billion. In total, we have identified more than 100,000 potential customers that we believe could benefit from our platform.

Recent Developments

Reorganization Transactions

Definitive Healthcare Corp. was incorporated in May 2021 with no operating assets or operations for the purposes of facilitating an IPO of its Class A Common Stock (the “IPO”) and other related transactions in order to carry on the business of Definitive OpCo following the consummation of the Reorganization Transactions.

Following the completion of the Reorganization Transactions, Definitive Healthcare Corp. became a holding company, with its sole material asset being a controlling equity interest in Definitive OpCo. Definitive Healthcare Corp. operates and controls all of our business and affairs, and consolidates the financial results of Definitive OpCo. Accordingly, Definitive Healthcare Corp. reports a non-controlling interest related to the LLC Units held by certain pre-IPO members that continue to hold LLC Units in Definitive OpCo in our consolidated financial statements.

Initial Public Offering

On September 17, 2021, Definitive Healthcare Corp. completed the IPO, in which it sold 17,888,888 shares of Class A Common Stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $27.00 per share for net proceeds of $452.8 million, after deducting underwriters’ discounts and commissions (but excluding other offering expenses as of September 30, 2021). The IPO was registered pursuant to a registration statement on Form S-1 (File No. 333-258990) that was declared effective by the SEC on September 14, 2021.

As contemplated in the IPO Prospectus, Definitive Healthcare Corp. used the net proceeds from the IPO to (i) acquire 14,222,222 newly issued LLC Units from Definitive OpCo, (ii) acquire 1,169,378 LLC Units from certain holders who hold their ownership in Definitive OpCo in the form of LLC Units (the holders of all outstanding LLC Units in Definitive OpCo are collectively referred to herein as the "Unitholders") and (iii) repurchase 2,497,288 shares of Class A Common Stock received by certain of our stockholders in the Reorganization Transactions at a purchase price per LLC Unit and share of Class A Common Stock, in each case equal to the IPO price of Class A Common Stock, after deducting the underwriting discounts and commissions. Definitive OpCo used the proceeds from the issuance of the LLC Units to Definitive Healthcare Corp. to pay fees and expenses of approximately $11.4 million in connection with the IPO and the Reorganization Transactions and to repay $199.6 million, inclusive of accrued interest expense, of the outstanding borrowings under our 2019 Credit Agreement; and used the remainder for general corporate purposes.

Definitive OpCo Units and Common Stock

In connection with the Reorganization Transactions, the limited liability company agreement of Definitive OpCo was amended and restated to, among other things, give holders of LLC Units prior to the IPO who continued holding LLC Units after the IPO, the right to require Definitive OpCo to exchange all or a portion of their LLC Units for newly issued shares of Class A Common Stock, on a one-for-one basis (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the Amended LLC. The Amended LLC Agreement also authorizes the cancellation of shares of Class B Common Stock following an exchange by a holder of LLC Units. The holders of vested Reclassified Management Holdings Class B Units (as defined below) will have the right, pursuant to the terms of the amended and restated limited liability company agreement of AIDH Management Holdings, LLC, to exchange their Reclassified Management Holdings Class B Units for Reclassified Class B LLC Units and immediately thereafter Definitive OpCo would exchange such Reclassified Class B LLC Units for newly issued shares of Class A Common Stock on a one-for-one basis pursuant to the terms of the Amended LLC Agreement.

Prior to the Reorganization Transactions, in addition to Class A LLC Units in AIDH Management Holdings, LLC (the “Management LLC Class A Units”) that correspond to Class A Units in Definitive OpCo (the “Topco Class A Units”) on a one-for-one basis, AIDH Management Holdings, LLC granted Class B Units (the “Management LLC Class B Units”) intended to be treated as “profits interests” for U.S. federal income tax purposes which have economic characteristics similar to SARs and which are subject to vesting. Such Management LLC Class B Units corresponded on a one-for-one basis to Class B Units issued to AIDH Management Holdings, LLC by Definitive OpCo, also intended to be treated as “profits interests” for U.S. federal income tax purposes. Management LLC Class B Units only had value to the extent there was appreciation in the value of Definitive OpCo above an applicable floor amount from and after the applicable grant date. In connection with the Reorganization Transactions, the Management LLC Class B Units were exchanged and reclassified into Management LLC Class A Units (the “Reclassified Management Holdings Class B Units”) and the Class B Units issued to AIDH Management Holdings, LLC by Definitive OpCo were exchanged and reclassified into LLC Units (the “Reclassified Class B LLC Units”) subject to vesting. In connection with the Reorganization Transactions, Class B Common Stock was issued to each holder of Management LLC Class A Units and Reclassified Management Holdings Class B Units, on a one-for-one basis to such holder’s Management, LLC Class A Units and Reclassified Management Holdings Class B Units; provided that Class B Common Stock issued to a holder of Reclassified Management Holdings Class B Units is not entitled to any voting rights until such time as such Reclassified Management Holdings Class B Units vest.

Impact of the COVID-19 Pandemic

The effects of the COVID-19 pandemic continue to evolve and its impact on the economy and healthcare ecosystem have been vast. However, other than a brief slowdown in new bookings during the second quarter of 2020 at the outset of the pandemic, the pandemic has not adversely affected our business, results of operations or financial condition. We continued to invest in our sales force and the business and have not experienced any known business disruptions as a result of the pandemic. Most of our services are already delivered remotely or are capable of being delivered remotely. We have demonstrated our agility to respond to the COVID-19 pandemic by introducing information on telehealth adoption, COVID-19 analytics and more. We also benefitted from reduced travel expenses and continued to invest in talent and technology. The full extent to which the COVID-19 pandemic may impact our financial condition or results of operations over the medium-to-long term, however, remains uncertain. We will continue to actively monitor the pandemic and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers and stockholders.

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depends on many factors, including the following:

Acquiring New Customers

We plan to continue to organically grow the number of customers that use our platform by increasing demand for our platform and penetrating our addressable market. Our results of operations and growth prospects will depend in part on our ability to attract new customers. We intend to drive new customer acquisition with our efficient go-to-market engine by continuing to invest in our sales and marketing efforts and developing new use cases for our platform. As of September 30, 2021 and December 31, 2020, we had over 2,700 and 2,600 customers, respectively. We define a customer as a company that maintains one or more active paid subscriptions to our platform. We have identified more than 100,000 potential customers across the healthcare ecosystem that we believe could benefit from our platform. Our ability to attract and acquire new customers is dependent on the strength of our platform and effectiveness of our go-to-market strategy.

Expanding Relationships with Existing Customers

We believe there is a significant opportunity to generate additional revenue from our existing customer base.

Our customers have historically increased their spending by adding intelligence modules and expanding use-cases across departments. Our customers are typically assigned to one of our vertically-focused teams, which is responsible for driving usage and increasing adoption of the platform, identifying expansion opportunities and driving customer renewals. Real-time input from these customer centric teams feeds directly into our product innovation teams, enhancing the development of new intelligence modules. We believe this feedback loop and our ability to innovate creates significant opportunities for continual existing customer expansion.

Our platform currently offers 13 intelligence modules. Our success in expanding usage of our platform with our existing customers is demonstrated by our net dollar retention rate ("NDR"), which is further described below. For the year ended December 31, 2020, our NDR for customers generating more than $100,000 in ARR ("Enterprise Customers") was 124% and our NDR for all customers over $17,500 ARR was 108%.

Continuing to Innovate and Expand Our Platform

The growth of our business is driven in part by our ability to apply our deep healthcare domain expertise to innovate and expand our platform. We have continually created new products since our founding in 2011 and have launched 13 highly integrated intelligence modules to date. We plan to continue to invest significantly into our engineering and research and development efforts to enhance our capabilities and functionality and facilitate the expansion of our platform to new use cases and customers. In addition, we work to continuously release updates and new features. While we are primarily focused on organic investments to drive innovation, we will also evaluate strategic acquisitions and investments that further expand our platform.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe certain non-GAAP measures are useful in evaluating our operating performance. Non-GAAP measures include, but are not limited to, Adjusted Gross Profit, Adjusted Gross Margin, Adjusted EBITDA, and Adjusted EBITDA Margin. We believe these non-GAAP measures are useful to investors because they eliminate certain items that affect period-over-period comparability and provide consistency with past financial performance and additional information about our underlying results and trends by excluding certain items that may not be indicative of our business, results of operations, or outlook.

We view Adjusted Gross Profit, Adjusted Gross Margin, Adjusted EBITDA, and Adjusted EBITDA Margin as operating performance measures. As such, we believe the most directly comparable GAAP financial measure to Adjusted Gross Profit and Adjusted Gross Margin is GAAP Gross Profit, and the most directly comparable GAAP financial measure to Adjusted EBITDA and Adjusted EBITDA Margin is GAAP net loss.

Non-GAAP measures are supplemental financial measures of our performance, and should not be considered substitutes for net loss, gross profit or any other measure derived in accordance with GAAP. This information should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. There are limitations to these non-GAAP financial measures because they are not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies due to potential differences in methods of calculation and items or events being adjusted. In addition, other companies may use different measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP.

Adjusted Gross Profit

We define Adjusted Gross Profit as revenue less cost of revenue (excluding acquisition-related depreciation and amortization) and a small quantity of stock based compensation. Adjusted Gross Profit differs from Gross Profit, in that Gross Profit includes the impact of acquisition-related depreciation and amortization expense. We exclude acquisition-related depreciation and amortization expense as they have no direct correlation to the cost of operating our business on an ongoing basis. Adjusted Gross Margin is defined as Adjusted Gross Profit as a percentage of revenue. These are key metrics used by management and our board of directors to assess our operations.

The following table presents a reconciliation of Gross Profit to Adjusted Gross Profit and Adjusted Gross Margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Reported gross profit	$32,599	$22,660	$90,050	$62,505
Amortization of intangible assets resulting from acquisition- related purchase accounting adjustments (a)	5,096	4,759	15,125	14,175
Equity compensation costs	48	16	79	46
Adjusted Gross Profit	$37,743	$27,435	$105,254	$76,726
Revenue	$43,084	$30,073	$119,841	$84,659
Adjusted Gross Margin	88%	91%	88%	91%

(a)
Amortization of intangible assets resulting from purchase accounting adjustments represents non-cash depreciation expense and the amortization of acquired intangibles, primarily resulting from the Advent acquisition.

Adjusted EBITDA

We present “Adjusted EBITDA” as a measure of our operating performance. EBITDA is defined as earnings before (i) debt-related costs, including interest expense and loss from extinguishment of debt, (ii) interest income, (iii) provision for taxes, and (iv) depreciation and amortization. Management further adjusts EBITDA in its presentation of Adjusted EBITDA to exclude (i) other (income) expense, (ii) stock-based compensation, (iii) acquisition-related expenses and (iv) other non-recurring and one-time expenses. We exclude these items because they are non-cash or non-recurring in nature, and therefore we do not believe them to be representative of ongoing operational performance. Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of revenue. Adjusted EBITDA and Adjusted EBITDA Margin are key metrics used by management and our board of directors to assess the profitability of our operations. We believe these metrics provide useful measures to investors to assess our operating performance and in measuring the profitability of our operations on a consolidated level.

The following table presents a reconciliation of Net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(20,966)	$(9,962)	$(46,493)	$(35,295)
Interest expense, net	7,186	9,022	23,956	27,802
Loss from extinguishment of debt	9,873	—	9,873	—
Depreciation & amortization	15,116	14,906	44,710	44,315
EBITDA	11,209	13,966	32,046	36,822
Other (income) expense, net (a)	(119)	—	(143)	—
Equity Compensation costs (b)	2,317	458	4,338	1,330
Acquisition related expenses (c )	(137)	40	3,332	748
Non-recurring and one-time adjustments (d)	1,149	37	3,313	1,804
Adjusted EBITDA	$14,419	$14,501	$42,886	$40,704
Revenue	$43,084	$30,073	$119,841	$84,659
Adjusted EBITDA Margin	33%	48%	36%	48%

(a)
Primarily represents foreign exchange remeasurement gains and losses.
(b)
Stock-based compensation represents non-cash compensation expense recognized in association with equity awards made to employees and directors.
(c)
Acquisition related expenses primarily represent legal, accounting and consulting expenses, along with fair value adjustments for contingent consideration related to our acquisitions.
(d)
Non-recurring items represent expenses that are typically one-time or non-operational in nature. One-time expenses are comprised primarily of professional fees and other costs related to IPO readiness in the three and nine months ended September 30, 2021.

Key Metrics

We monitor the following key metrics to help us evaluate our business performance, identify financial trends, formulate business plans, and make strategic operational decisions.

Net Dollar Retention Rate ("NDR")

We believe the growth in use of our platform by our existing customers is an important measure of the health of our business and our future growth prospects. We evaluate and report on our NDR on an annual basis to measure this growth. We define NDR as the percentage of ARR retained from existing customers across a defined period, after accounting for upsell, down-sell, pricing changes and churn. We calculate NDR as beginning ARR for a period, plus (i) expansion ARR (including, but not limited to, upsell and pricing increases), less (ii) churn (including, but not limited to, non-renewals and contractions), divided by (iii) beginning ARR for a period.

Current Remaining Performance Obligations ("cRPO")

We monitor current remaining performance obligations as a metric to help us evaluate the health of our business and identify trends affecting our growth. cRPO represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue within the next twelve months. cRPO is not necessarily indicative of future revenue growth. cRPO is influenced by several factors, including seasonality, the timing of renewals, and disparate contract terms. Due to these factors, it is important to review cRPO in conjunction with revenue and other financial metrics.

The following table presents cRPO as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Current	$128,653	$114,284
Non-current	78,900	58,250
Total	$207,553	$172,534

Impact of Acquisitions

We seek to enhance our platform, data and business through both internal development and acquisitions of businesses that broaden and strengthen our platform. In October 2020, we acquired Monocl, a cloud-based platform with millions of expert profiles. In December 2019, we acquired HSE, a software analytics firm that helps life science companies and healthcare providers find patient clusters who would most benefit from their products and services. In January 2019, we acquired HIMSS Analytics, a global healthcare advisor providing guidance and market intelligence solutions. In June 2016, we acquired Billian’s HealthDATA, a provider of data and analytics on U.S. healthcare organizations. In October 2015, we acquired US Lifeline, a provider of real- world data and intelligence for the healthcare supply chain. These acquisitions have strengthened our data platform and our business. Acquisitions can result in transaction costs, amortization expense and deferred revenue accounting adjustments purchase accounting requires that all assets acquired and liabilities assumed be recorded at fair value on the acquisition date, including unearned revenue. Revenue from contracts that are impacted by the estimate of fair value of the unearned revenue upon acquisition will be recorded based on the fair value until such contract is terminated or renewed, which will differ from the receipts received by the acquired company allocated over the service period for the same reporting periods.

Components of our Results of Operations

Revenue

For the nine months ended September 30, 2021, we derived approximately 99% of our revenue from subscription services and the remainder from professional services. Our subscription services consist primarily of subscription fees for access to our platform. Our subscription contracts typically have a term ranging from 1 to 3 years and are non-cancellable. We typically bill for services in advance annually, and we typically require payment at the beginning of each annual period. Our subscription revenue is recognized ratably over the contract term. Our professional services revenue typically is derived from consulting services which are generally capable of being distinct and can be accounted for as separate performance obligations. Revenue related to these professional services is insignificant and is recognized at a point in time, when the performance obligations under the terms of the contract are satisfied and control has been transferred to the customer.

Cost of Revenue

Cost of Revenue. Cost of revenue, excluding amortization of acquired technology and data, consists of direct expenses related to the support and operations of our SaaS platform, such as data and infrastructure costs, personnel costs for our professional services, customer support and data research teams, such as salaries, bonuses, stock-based compensation, and other employee-related benefits, as well as allocated overheads. We anticipate that we will continue to invest in cost of revenue and that cost of revenue as a percentage of revenue will stay consistent or modestly increase as we add to our existing intelligence modules and invest in new products and data sources. Cost of data is included in the cost of revenue and is a fundamental driver of innovation.

Amortization. Includes amortization expense for technology and data acquired in business combinations and asset purchase agreements. We anticipate that amortization will only increase if we make additional acquisitions in the future.

Gross Profit

Gross profit is revenue less cost of revenue, and gross margin is gross profit as a percentage of revenue. Gross profit and gross margin have been and will continue to be affected by various factors, including the costs associated with third-party data and third-party hosting services, leveraging economies of scale, and the extent to which we introduce new intelligence modules, features or functionality or expand our customer support and service organizations, hire additional personnel or complete additional acquisitions. We expect that our gross profit and gross margin will fluctuate from period to period depending on the interplay of these various factors.

Operating Expenses

The most significant component of our operating expenses is personnel costs, which consist of salaries, bonuses, sales commissions, stock-based compensation, and other employee-related benefits. Operating expenses also include non-personnel costs such as facilities, technology, professional fees, and marketing.

Sales and marketing. Sales and marketing expenses primarily consist of personnel costs such as salaries, bonuses, sales commissions, stock-based compensation, and other employee-related benefits for our sales and marketing teams, as well as non-personnel costs including overhead costs, technology and marketing costs. We expect that sales and marketing expenses as a percentage of revenue will continue to increase in 2021 and may stay consistent or moderately decrease thereafter, as we realize operating leverage in the business. We continue to hire additional sales and marketing personnel, enhance our digital marketing infrastructure and invest in marketing programs targeting our major vertical markets.

Product development. Product development expenses primarily consist of personnel costs such as salaries, bonuses, stock-based compensation, and other employee-related benefits for our engineering, data science and product teams, as well as non-personnel costs including overhead costs. We believe that our core technologies and ongoing innovation represent a significant competitive advantage for us, and we expect our product development expenses to continue to increase as we further strengthen and enhance our solutions. We anticipate that product development expense as a percentage of revenue will stay consistent or modestly increase as we continue to invest in systems optimization and module improvements for our customers, enhance our software development team and continue to invest in automation and A.I. to drive higher quality data and deeper insights.

General and administrative. General and administrative expenses primarily consist of personnel costs such as salaries, bonuses, stock-based compensation, and other employee-related benefits for our executive, finance, legal, human resources, IT and operations, and administrative teams, as well as non-personnel costs including overhead costs, professional fees and other corporate expenses including expenses associated with preparation for the IPO. We anticipate that general and administrative costs will significantly increase relative to prior periods due to the incremental costs associated with operating as a public company, including corporate insurance costs, additional accounting and legal expenses, and additional resources associated with controls, reporting, and disclosure. Due primarily to the costs associated with operating as a public company, we expect general and administrative costs as a percentage of revenue to increase in 2021 and again in 2022, and then stay consistent or modestly decrease thereafter, as we realize operating leverage in the business.

Depreciation and Amortization. Depreciation and amortization expenses consist primarily of amortization of customer relationships and trade names primarily as a result of the accounting for the Advent acquisition, as well as depreciation of property and equipment. We anticipate depreciation of property and equipment as a percentage of revenue to moderately decrease, although amortization will increase if we make additional acquisitions in the future.

Transaction expenses. Transaction expenses are costs directly associated with various acquisition and integration activities we have undertaken, primarily accounting and legal due diligence, and consulting and advisory fees.

Other Expense, Net

Other expense, net consists primarily of interest expense, net, loss on extinguishment of debt, and foreign currency transaction gains or loss.

Interest expense, net consists primarily of interest expense on our debt obligations and the amortization of debt discounts and debt issuance costs, less interest income. We expect to realize a reduction in our interest expense during 2021 over prior periods resulting from the repayment of a portion of our outstanding indebtedness with the proceeds from the IPO.

Loss on extinguishment of debt consists of realized losses resulting from the write-off of unamortized deferred financing costs associated with loan repayment and refinancing.

Foreign currency transaction loss consists primarily of realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency. We do not have significant exposure to foreign exchange volatility and do not anticipate foreign currency transaction gains or losses to materially impact our results of operations.

Results of Operations

The following table sets forth a summary of our consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenue	$43,084	$30,073	$119,841	$84,659
Cost of revenue:
Cost of revenue	5,129	2,619	13,895	7,876
Amortization	5,356	4,794	15,896	14,278
Total cost of revenue	10,485	7,413	29,791	22,154
Gross profit	32,599	22,660	90,050	62,505
Operating expenses:
Sales and marketing	14,376	8,292	39,003	23,542
Product development	4,746	2,618	12,817	7,566
General and administrative	7,880	2,538	18,891	8,105
Depreciation and amortization	9,760	10,112	28,814	30,037
Transaction expenses	(137)	40	3,332	748
Total operating expenses	36,625	23,600	102,857	69,998
Loss from operations	(4,026)	(940)	(12,807)	(7,493)
Other expense, net:
Foreign currency transaction (loss) gain	119	—	143	—
Loss on extinguishment of debt	(9,873)	—	(9,873)	—
Interest expense, net	(7,186)	(9,022)	(23,956)	(27,802)
Total other expense, net	(16,940)	(9,022)	(33,686)	(27,802)
Net loss	(20,966)	(9,962)	(46,493)	(35,295)
Less: Net loss attributable to Definitive OpCo prior to the Reorganization Transactions	(7,816)	(9,962)	(33,343)	(35,295)
Less: Net loss attributable to noncontrolling interests	(5,172)	-	(5,172)	-
Net loss attributable to Definitive Healthcare	$(7,978)	$-	$(7,978)	$-

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

Revenue

Revenue increased $13.0 million, or 43%, in the three months ended September 30, 2021 compared with the same period in the prior year, driven almost entirely by higher subscription revenue of $13.0 million. This increase was primarily due to net expansion with existing customers as well as organic addition of new customers, and to a lesser extent, new customers acquired through the acquisition of Monocl.

Cost of Revenue

Cost of revenue increased $3.1 million, or 41%, in the three months ended September 30, 2021 compared with the same period in the prior year, primarily due to:

•
An increase in cost of revenue exclusive of amortization expense of $2.5 million for the three months ended September 30, 2021, due primarily to additional data subscription contracts, increased hosting fees associated with additional product offerings, and, to a lesser extent, incremental personnel costs resulting from additional hiring during the year;
•
An increase in amortization expense of $0.6 million for the three months ended September 30, 2021 arising from acquired technology, including that which was attributable to the Monocl acquisition.

Operating Expenses

Operating expenses increased $13.0 million, or 55%, during the three months ended September 30, 2021 compared with the same period in the prior year. The increase was primarily due to:

•
An increase in sales and marketing expense of $6.1 million for the three months ended September 30, 2021, due primarily to increased personnel costs resulting from additional hiring, including sales and marketing resources added through the Monocl acquisition;
•
An increase in general and administrative expense of $5.3 million for the three months ended September 30, 2021, due primarily to increased personnel costs arising from additional hiring and the Monocl acquisition, incremental costs associated with preparing for an IPO, and additional accounting and legal expenses. We also incurred $1.9 million of stock-based compensation expense for the acceleration of an equity award associated with the retirement of an executive officer during the third quarter of 2021;
•
An increase in product development expense of $2.1 million for the three months ended September 30, 2021, due primarily to increased personnel costs resulting from additional additional hiring, including product development resources added through the Monocl acquisition;
•
These increases were partially offset by decreases in depreciation and amortization expense of $0.4 million and transaction expenses of $0.2 million for the three months ended September 30, 2021.

Other Expense, Net

Other expense, net increased $7.9 million, or 88%, for the three months ended September 30, 2021 compared with the same period in the prior year, primarily due to a loss on the extinguishment of debt of $9.9 million resulting from the repayment in full of our term loan during the third quarter of 2021, partially offset by;

•
A decrease in interest expense, net of $1.8 million for the three months ended September 30, 2021. The decrease was primarily attributable to lower outstanding debt in 2021 as well as lower interest rates.

Net loss

Net loss for the three months ended September 30, 2021 increased by $11.0 million, or 110%, compared with the same period in the prior year, which was driven by the factors described above.

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

Revenue

Revenue increased $35.2 million, or 42%, in the nine months ended September 30, 2021 compared with the same period in the prior year, driven primarily by higher subscription revenue of $34.7 million. This increase was primarily due to net expansion with existing customers as well as organic addition of new customers, and to a lesser extent, new customers acquired through the acquisition of Monocl.

Cost of Revenue

Cost of revenue increased $7.6 million, or 34%, in the nine months ended September 30, 2021 compared with the same period in the prior year, primarily due to:

•
An increase in cost of revenue exclusive of amortization expense of $6.0 million for the nine months ended September 30, 2021, due primarily to additional data subscription contracts and increased hosting fees associated with additional product offerings, and, to a lesser extent, incremental personnel costs resulting from additional hiring during the year;
•
An increase in amortization expense of $1.6 million for the nine months ended September 30, 2021 arising from acquired technology during the period, including that which was attributable to the Monocl acquisition.

Operating Expenses

Operating expenses increased $32.9 million, or 47%, during the nine months ended September 30, 2021 compared with the same period in the prior year. The increase was primarily due to:

•
An increase in sales and marketing expense of $15.5 million for the nine months ended September 30, 2021, driven primarily by increased personnel costs resulting from additional hiring, including sales and marketing resources added through the Monocl acquisition;

•
An increase in general and administrative expense of $10.8 million for the nine months ended September 30, 2021, due primarily to increased personnel costs arising from additional hiring and the Monocl acquisition, incremental costs associated with preparing for an IPO, and additional accounting and legal expenses. We also incurred $1.9 million and $0.3 million, respectively, of incremental stock-based compensation expense for the acceleration of an equity award associated with the retirement of an executive officer and the issuance of new Class A LLC units during the current period;
•
An increase in product development expense of $5.3 million for the nine months ended September 30, 2021, due primarily to incremental personnel costs associated with additional hiring during the year, including product development resources added as a result of the Monocl acquisition;
•
A increase in transaction expenses of $2.6 million for the nine months ended September 30, 2021, due primarily to an increase in contingent consideration arising from the Monocl acquisition;

These increases were partially offset by:

•
A decrease in depreciation and amortization expense of $1.2 million for the nine months ended September 30, 2021;

Other Expense, Net

Other expense, net increased $5.9 million, or 21%, for the nine months ended September 30, 2021, primarily due to a loss on the extinguishment of debt of $9.9 million resulting from the repayment in full of our term loan during the third quarter of 2021, partially offset by;

•
A decrease in interest expense, net of $3.8 million for the nine months ended September 30, 2021. The decrease was primarily driven by lower outstanding debt as well as lower interest rates in the current period.

Net loss

Net loss for the nine months ended September 30, 2021 increased by $11.2 million, or 32%, compared with the same period in the prior year. The increase in net loss was driven by the factors described above.

Liquidity and Capital Resources

Overview

Our principal uses for liquidity have been working capital, capital expenditures, debt service, distributions to LLC members, and acquisitions. Capital expenditures were $5.7 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively.

We have historically funded our operations primarily with cash flow from operations and borrowings under our credit agreements and equity contributions from LLC members. As of September 30, 2021, we had unrestricted cash and cash equivalents of $189.8 million. Our total indebtedness, net of unamortized discount, was $272.3 million as of September 30, 2021. See “—Debt Obligations” and Note 8. Long-Term Debt of our condensed consolidated financial statements included elsewhere in this filing for additional information related to our debt obligations and debt repayments.

Refer to Note 12. Stockholders' Equity and Members' Deficit in the Notes to the Consolidated Financial Statements in the Company’s IPO Prospectus for additional information related to contributions and distributions from and to members of Definitive OpCo.

Definitive Healthcare Corp. is a holding company and its sole material asset is its ownership interest in Definitive OpCo. All of our business is conducted through Definitive OpCo and its consolidated subsidiaries and affiliates, and the financial results are included in the consolidated financial statements of Definitive Healthcare Corp. Definitive Healthcare Corp. has no independent means of generating revenue. The amended limited liability company agreement of Definitive OpCo, a copy of which is attached hereto as Exhibit 3.3, and the terms of which are incorporated herein by reference, provides that certain distributions will be made to cover Definitive Healthcare Corp.'s taxes and such tax distributions are also expected to be used by Definitive Healthcare Corp. to satisfy its obligations under the TRA. We have broad discretion to make distributions out of Definitive OpCo. In the event Definitive Healthcare Corp. declares any cash dividend, we expect to cause Definitive OpCo to make distributions to us, in an amount sufficient to cover such cash dividends declared by us. Deterioration in the financial condition, earnings, or cash flow of Definitive OpCo and its subsidiaries for any reason could limit or impair their ability to pay such distributions. In addition, the terms of our 2021 Credit Agreement contain covenants that may restrict DH Holdings and its subsidiaries from paying such distributions, subject to certain exceptions. Further, Definitive OpCo and Definitive Healthcare Corp. are generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Definitive OpCo and DH Holdings (with certain exceptions), as applicable, exceed the fair value of its assets. Subsidiaries of DH Holdings are generally subject to similar legal limitations on their ability to make distributions to DH Holdings.

We believe that our cash flow from operations, availability under the 2021 Credit Agreement and available cash and cash equivalents will be sufficient to meet our liquidity needs for at least the next twelve months. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of additional indebtedness, the issuance of additional equity, or a combination thereof. We cannot provide assurance that we will be able to obtain this additional liquidity on reasonable terms, or at all.

Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. See “Risk Factors” in our IPO Prospectus. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell or issue additional equity to finance such acquisitions, which could possibly result in additional expenses or dilution.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash provided by (used in):
Operating activities	$20,993	$14,544
Investing activities	(5,662)	(7,996)
Financing activities	149,695	19,516
Change in cash and cash equivalents (excluding effect of exchange rate changes)	$165,026	$26,064

Cash Flows provided by Operating Activities

Net cash provided by operations was $21.0 million during the nine months ended September 30, 2021, primarily as a result of a net loss of $46.5 million, which was offset by non-cash charges of $66.9 million. The non-cash charges were primarily comprised of amortization of intangible assets of $43.5 million, a loss on the extinguishment of the previous debt facility of $9.9 million, equity compensation costs of $4.3 million, a $3.2 million increase in the earnout liability related to the Monocl acquisition, amortization of deferred contract costs of $3.2 million, and amortization of debt issuance costs of $1.5 million. The change in operating assets and liabilities was primarily the result of an increase in deferred revenue of $9.0 million due to the timing of billings and cash received in advance of revenue recognition for subscription services and a decrease in accounts receivable of $5.2 million, partially offset by an increase in deferred contract costs of $9.0 million and cash outflows resulting from lower accounts payable, accrued expenses and other current liabilities collectively of $4.0 million.

Net cash provided by operations was $14.5 million during the nine months ended September 30, 2020, as a result of a net loss of $35.3 million and a change of $6.3 million in our operating assets and liabilities, which were offset by non-cash charges of $56.2 million. The non-cash charges were primarily comprised of amortization of intangible assets of $43.5 million, non-cash paid in kind interest expense of $7.4 million and amortization of debt issuance costs of $1.5 million. The change in operating assets and liabilities was primarily the result of a decrease in accounts receivable of $3.9 million and an increase in deferred revenue of $1.4 million due to the timing of billings and cash received in advance of revenue recognition for subscription services, partially offset by cash outflows resulting from lower accounts payable, accrued expenses and other current liabilities collectively of $7.3 million and an increase in deferred contract costs of $4.3 million.

Cash Flows used in Investing Activities

Cash used in investing activities during the nine months ended September 30, 2021 was $5.7 million, primarily related to purchases of data and expenditures associated with the buildout of one of our office facilities.

Cash used in investing activities during the nine months ended September 30, 2020 was $8.0 million, primarily driven by a $6.9 million payment made to selling shareholders in conjunction with Advent's acquisition of the Company in 2019, along with $1.1 million for purchases of property, equipment, and other assets.

Cash Flows provided by Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2021 was $149.7 million, primarily driven by net proceeds received from the Company's IPO in September 2021 of $360.0 million and proceeds of $275.0 million from the 2021 Term Loan under the 2021 Credit Agreement executed in the third quarter of 2021. These cash inflows were partially offset by repayments of the 2019 Term Loan of $472.7 million, distributions paid to members of $7.1 million, and payments of debt issuance costs of $3.5 million.

Cash provided by financing activities during the nine months ended September 30, 2020 was $19.5 million, primarily as a result of proceeds from the 2019 Revolving Line of Credit of $25.0 million, partially offset by repayments of the 2019 Term Loan of $3.4 million and distributions paid to members of $2.1 million.

Refer to Debt Obligations for additional information related to our debt obligations. Refer to Note 12. Stockholders' Equity and Members' Deficit in the Notes to the Consolidated Financial Statements in the Company’s IPO Prospectus for additional information related to contributions and distributions from and to members of Definitive OpCo.

Debt Obligations

On September 17, 2021, DH Holdings entered into the 2021 Credit Agreement pursuant to which the lenders thereunder agreed to provide the 2021 Term Loan and the 2021 Revolving Line of Credit. The 2021 Credit Agreement includes certain financial covenants and the 2021 Credit Facilities thereunder are guaranteed by all of DH Holdings's wholly-owned domestic restricted subsidiaries and AIDH Buyer, LLC, a Delaware limited liability company and the direct parent company of DH Holdings, in each case, subject to customary exceptions, and are secured by a lien on substantially all of the assets of DH Holdings and the guarantors, including a pledge of the equity of DH Holdings, in each case, subject to customary exceptions.

The 2021 Term Loan is for $275.0 million and has a maturity date of September 17, 2026. The 2021 Term Loan was recorded net of $3.5 million in issuance costs. The issuance costs are amortized to interest expense over the term of the 2021 Term Loan using the effective interest method.

The 2021 Term Loan is subject to annual amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on the Initial Amortization Date, equal to approximately 2.5% per annum of the principal amount of the term loans in the first year and second year after the Initial Amortization Date and approximately 5.0% per annum of the principal amount of the term loans in the third year, fourth year, and fifth year after the Initial Amortization Date. A balloon payment of approximately $220.0 million will be due at the maturity of the 2021 Term Loan. There was $275.0 million outstanding on the 2021 Term Loan at September 30, 2021.

The 2021 Revolving Line of Credit is committed for $75.0 million and has a maturity date of September 17, 2026. There was no outstanding balance on the 2021 Revolving Line of Credit as of September 30, 2021.

On September 17, 2021, DH Holdings repaid the outstanding principal balances of the 2019 Term Loan of $442.1 million and the 2019 Delayed Draw Term Loan of $17.9 million.

DH Holdings was compliant with its financial covenants under the 2019 Credit Agreement. The financial covenants under the 2021 Credit Agreement will apply to the Test Periods ending December 31, 2021 and thereafter.

Tax Receivable Agreement

In connection with the Reorganization Transactions and the IPO, the Company entered into the TRA with certain of our pre- IPO Unitholders and the former shareholders of certain Blocker Companies. The TRA provides for the payment by Definitive Healthcare Corp. of 85.0% of the amount of any tax benefits that it actually realizes, or in some cases is deemed to realize, as a result of (i) certain favorable tax attributes it acquired from the Blocker Companies in the Reorganization Transactions (including net operating losses and the unamortized portion of the increase in tax basis in the tangible and intangible assets of Definitive OpCo and its subsidiaries resulting from the prior acquisitions of interests in Definitive OpCo by the Blocker Companies), (ii) tax basis adjustments resulting from the acquisition of LLC Units by Definitive Healthcare Corp. and (iii) certain payments made under the TRA.

In each case, these tax basis adjustments generated over time may increase (for tax purposes) the Definitive Healthcare Corp.’s depreciation and amortization deductions and, therefore, may reduce the amount of tax that the Definitive Healthcare Corp. would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. The anticipated tax basis adjustments upon redemptions or exchanges of LLC Units may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. The payment obligations under the TRA are an obligation of Definitive Healthcare Corp., but not of Definitive OpCo. Definitive Healthcare Corp. expects to benefit from the remaining 15% of realized cash tax benefits. For purposes of the TRA, the realized cash tax benefits will be computed by comparing the actual income tax liability of Definitive Healthcare Corp. (calculated with certain assumptions) to the amount of such taxes that Definitive Healthcare Corp. would have been required to pay had there been no tax basis adjustments of the assets of Definitive Healthcare Corp. as a result of redemptions or exchanges and no utilization of certain tax attributes of the Blocker Companies, and had Definitive Healthcare Corp. not entered into the TRA. The term of the TRA will continue until all such tax benefits have been utilized or expired, unless (i) Definitive Healthcare Corp. exercises its right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement, (ii) Definitive Healthcare Corp. breaches any of its material obligations under the TRA in which case all obligations (including any additional interest due relating to any deferred payments) generally will be accelerated and due as if Definitive Healthcare Corp. had exercised its right to terminate the TRA, or (iii) there is a change of control of Definitive Healthcare Corp., in which case, all obligations (including any additional interest due relating to any deferred payments) generally will be accelerated and due as if Definitive Healthcare Corp. had exercised its right to terminate the TRA as described above in clause (i). Estimating the amount of payments that may be made under the TRA is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The amount of the anticipated tax basis adjustments, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of an exchange, the extent to which such exchanges are taxable, the amount of tax attributes, and the amount and timing of our income.

We expect that as a result of the size of the anticipated tax basis adjustment of the tangible and intangible assets of Definitive OpCo upon the exchange or redemption of LLC Units and our possible utilization of certain tax attributes, the payments that Definitive Healthcare Corp. may make under the TRA will be substantial. The payments under the TRA are not conditioned upon continued ownership of us by the exchanging holders of LLC Units. See Note 15 in our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Capital Expenditures

Capital expenditures increased by $4.6 million to $5.7 million for the nine months ended September 30, 2021 compared to $1.1 million for the same period in the prior year, primarily due to the purchases of data and expenditures related to the buildout of one of our office facilities.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies including business combinations, goodwill and indefinite-lived intangible assets and income taxes, see our discussion for the year ended December 31, 2020 included in the IPO Prospectus. There have been no material changes to these policies as of September 30, 2021.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

New Accounting Pronouncements

See new accounting pronouncements described under “—Adoption of Recently Issued Financial Accounting Standards” and “—Recently Issued Accounting Pronouncements Not Yet Adopted” within Note 2. Summary of Significant Accounting Policies in the Notes to the unaudited interim condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation, interest rates or currency rates.

Interest Rate Risk

Our cash, cash equivalents, and marketable securities primarily consist of cash on hand and highly liquid investments in money market funds and U.S. government securities. As of September 30, 2021, we had cash and cash equivalents of $189.8 million.

Our operating results are subject to market risk from interest rate fluctuations on our 2021 Term Loan, which bears a variable interest rate based on the LIBO Rate or a Base Rate plus an applicable margin. As of September 30, 2021, the total principal balance outstanding was $275.0 million. A hypothetical 1.0% increase or decrease in the interest rate associated with borrowings under the 2021 Credit Agreement would have resulted in an impact to interest expense of approximately $4.2 million and $4.0 million, respectively, for the nine months ended September 30, 2021.

Foreign Currency Exchange Risk

To date, our sales contracts have been denominated in U.S. dollars. We have one foreign entity established in Sweden. The functional currency of this foreign subsidiary is the Swedish Krona. Monetary assets and liabilities of the foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are re-measured at historical rates, and revenue and expenses are re-measured at average exchange rates in effect during each reporting period. Foreign currency transaction gains and losses are recorded to non-operating income (loss). As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Impact of Inflation

We do not believe inflation has had a material effect on our business, financial condition, or results of operations. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset higher costs through price increases and our inability or failure to do so could potentially harm our business, financial condition, and results of operations.

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade and other receivables. We hold cash with reputable financial institutions that often exceed federally insured limits. We manage our credit risk by concentrating our cash deposits with high-quality financial institutions and periodically evaluating the credit quality of those institutions. The carrying value of cash approximates fair value.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2021, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings, claims, and governmental inspections, audits, or investigations that arise in the ordinary course of our business. There are inherent uncertainties in these matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. Moreover, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Although the outcomes of these matters cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters would not be expected to have a material adverse effect on our financial position, results of operations, or cash flows.

For a description of certain legal and regulatory proceedings, please read “Legal Matters” in Note 11 (Commitments and Contingencies) to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors since the filing of our Registration Statement on Form S-1, originally filed with the SEC on September 13, 2021 (Reg. No. 333-258990).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In connection with the IPO, Definitive Healthcare Corp. effected a series of transactions at various times prior to and/or concurrently with the closing of the IPO that resulted in a reorganization of its business. In connection with the Reorganization Transactions, on September 14, 2021, Definitive Healthcare Corp. issued 71,963,629 shares of its Class A Common Stock, par value $0.001 per share, and 60,836,823 shares of its Class B Common Stock to pre-IPO holders of LLC Units, including affiliates of Advent, 22C Capital and Spectrum Equity. Upon an exchange of LLC Units for shares of Class A Common Stock, the corresponding shares of Class B Common Stock are cancelled.

No underwriters were involved in the issuance and sale of these shares of Class A Common Stock. In each of these transactions described below, the recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. The issuances of the shares of Class A and Class B Common Stock described in the above paragraph were made in reliance on Section 4(a)(2) of the Securities Act.

Use of Proceeds

As contemplated in the IPO Prospectus, Definitive Healthcare Corp. used the net proceeds from the IPO to i) acquire 14,222,222 newly issued LLC Units from Definitive OpCo, (ii) purchase 1,169,378 LLC Units from certain holders of LLC Units prior to the IPO and (iii) repurchase 2,497,288 shares of Class A Common Stock received by certain of our stockholders at a purchase price per LLC Unit and share of Class A Common Stock, in each case equal to the IPO price of Class A Common Stock, after deducting the underwriting discounts and commissions. Definitive OpCo used the proceeds from the issuance of the LLC Units to Definitive Healthcare Corp. to pay fees and expenses of approximately $11.4 million in connection with the IPO and the Reorganization Transactions (as defined below) and to repay $199.6 million, inclusive of accrued interest expense, of the outstanding borrowings under our 2019 Credit Agreement; and used the remainder for general corporate purposes. Further, on September 17, 2021, we entered into an agreement to reimburse approximately $0.9 million in aggregate documented expenses incurred by 22C Capital, Spectrum Equity, and Advent International in connection with the Reorganization Transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits filed or furnished herewith are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated. Agreements included as exhibits are included only to provide information to investors regarding their terms. Agreements listed below may contain representations, warranties and other provisions that were made, among other things, to provide the parties thereto with specified rights and obligations and to allocate risk among them, and no such agreement should be relied upon as constituting or providing any factual disclosures about Definitive Healthcare Corp., any other persons, any state of affairs or other matters.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Definitive Healthcare Corp.
3.2	Amended and Restated Bylaws of Definitive Healthcare Corp.
3.3	Second Amended and Restated Limited Liability Company Agreement of AIDH TopCo, LLC.
4.1	Form of Certificate of Class A Common Stock.
10.1†	Employment Agreement dated October 7, 2021 by and between Definitive Healthcare Corp. and Robert Musslewhite, effective October 7, 2021.
10.2

Credit Agreement, dated as of September 17, 2021, by and among Definitive Healthcare Holdings, LLC, the lenders party thereto and the other parties specified therein and Bank of America, N.A., as administrative agent.

10.3†	2021 Equity Incentive Plan
10.4†	Form of executive equity award agreements under 2021 Equity Incentive Plan.
10.5†	Form of employee equity award agreements under 2021 Equity Incentive Plan.
10.6	Form of 2021 Executive Officer and Director Indemnification Agreement for Definitive Healthcare Corp.
10.7†	2021 Employee Stock Purchase Plan.
10.8	Reorganization Agreement between Definitive Healthcare Corp., AIDH TopCo, LLC and the parties named therein.
10.9	Registration Rights Agreement by and among Definitive Healthcare Corp. and the Continuing Pre-IPO LLC Members.
10.10	Tax Receivable Agreement between Definitive Healthcare Corp. and the TRA Parties.
10.11	Nominating Agreement between the Company and Advent.
10.12	Nominating Agreement between the Company and SE VII DHC AIV, L.P.
10.13	Nominating Agreement between the Company and Jason Krantz
10.14†	Reimbursement Agreement between Definitive Healthcare Corp. and Jason Krantz and certain other stockholders.
10.15†	Stock and Unit Purchase Agreement, dated as of September 7, 2021, by and among Definitive Health Care Corp. and the parties named therein.
10.16†	Severance Agreement dated September 30, 2021 by and between Definitive Healthcare Corp. and Kevin Shone, effective September 30, 2021
10.17†	Independent Contractor Services Agreement dated as of October 1, 2021 by and between Definitive Healthcare Corp. and Kevin Shone as Contractor
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* The certifications attached as Exhibits 31.1, 31.2 and 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Definitive Healthcare Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEFINITIVE HEALTHCARE CORP.
Registrant

November 8, 2021	By:	/s/ Jason Krantz
Date		Name:	Jason Krantz
		Title:	President, Chief Executive Officer and Director

November 8, 2021	By:	/s/ Richard Booth
Date		Name:	Richard Booth
		Title:	Chief Financial Officer