Form 10-K
period 2021-12-31
Definitive Healthcare Corp.
filed 2022-03-15
CIK 1861795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40815

Definitive Healthcare Corp.

(Exact name of Registrant as specified in its Charter)

Delaware	86-3988281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
550 Cochituate Road Framingham, MA	01701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 720-4224

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	DH	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant on December 31, 2021, based on the reported closing price of the Registrant's Class A Common Stock on the NASDAQ Global Select Market on that date, was approximately $866.4 million. The Registrant has elected to use December 31, 2021 as the calculation date because on June 30, 2021 (the last business day of the Registrant's most recently completed second fiscal quarter), the Registrant was a privately-held company.

The number of shares of Registrant’s Class A Common Stock outstanding as of March 11, 2022 was 97,386,475.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part III of this Form 10-K.

Auditor Firm Id: PCAOB No. 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Boston, MA

GLOSSARY

As used in this annual report on Form 10-K, the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise. References in this Form 10-K to “Definitive Healthcare Corp.” refer to Definitive Healthcare Corp. and not to any of its subsidiaries unless the context indicates otherwise. References in this Form 10-K to “Definitive Healthcare,” "Definitive," the “Company,” “we,” “us,” and “our” refer (1) prior to the consummation of the Reorganization Transactions, to Definitive OpCo and its consolidated subsidiaries, and (2) after the consummation of the Reorganization Transactions, to Definitive Healthcare Corp. and its consolidated subsidiaries unless the context indicates otherwise. References to "Predecessor Company" refer to Definitive OpCo prior to July 16, 2019 and "Successor Company" refer to Definitive OpCo after July 15, 2019.

•
“Advent” refers to Advent International, a global private equity firm.
•
“Advent Acquisition” has the meaning given in Note 3 to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K. The acquisition was accounted for as a business combination and purchase accounting was applied.
•
"AIDH Buyer" refers to AIDH Buyer, LLC, which is a wholly owned subsidiary of Definitive OpCo.
•
“AIDH Management Holdings, LLC” is defined as a special purpose investment vehicle through which certain persons, primarily employees and certain legacy investors, indirectly hold interests in Definitive OpCo.
•
“Amended LLC Agreement” has the meaning given in Note 1 to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.
•
“ARR” refers to annual recurring revenue, or annualized contractually recurring revenue as of period end, which is calculated by aggregating annual subscription revenue from committed contractual amounts for all existing customers during that period.
•
“Blocker Company” or “Blocker Companies” has the meaning given in Note 1 to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.
•
"Definitive HoldCo" has the meaning given in Note 1 to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.
•
“Definitive OpCo” refers to AIDH TopCo, LLC, a Delaware limited liability company, and a subsidiary of Definitive Healthcare Corp., following the Reorganization Transactions.
•
“DH Holdings” refers to Definitive Healthcare Holdings, LLC, a Delaware limited liability company and wholly-owned subsidiary of Definitive Healthcare Corp.
•
"Legacy Class A Units" has the meaning given in Note 12 to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.
•
"Legacy Class B Units" has the meaning given in Note 12 to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.
•
“LLC Units” has the meaning given within “Recent Developments” in Management’s Discussion and Analysis included in Part II, Item 7 of this Form 10-K.
•
“LTV” refers to customer lifetime value, or the value that we expect to generate from a customer during the period that the customer continues to subscribe to our healthcare commercial intelligence platform. We calculate LTV as the product of (i) our average ARR per customer as of period end, multiplied by (ii) our Adjusted Gross Margin, divided by (iii) the annual revenue churn rate, which is defined as the percentage of ARR associated with customers that cancel during the period divided by the ARR at the beginning of the period.
•
“IPO” refers to the initial public offering of Class A Common Stock of Definitive Healthcare Corp.
•
“NDR” or “Net Dollar Retention Rate” refers to net dollar retention rate, which we calculate as the percentage of ARR retained from existing customers across a defined period, after accounting for upsell, down-sell, pricing changes and churn. We calculate net dollar retention as beginning ARR for a period, plus (i) expansion ARR (including, but not limited to, upsell and pricing increases), less (ii) churn (including, but not limited to, non-renewals and contractions), divided by (iii) beginning ARR for a period.
•
“Reorganization Transactions” has the meaning given in Note 1 to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.
•
“Spectrum Equity” refers to investment funds associated with Spectrum Equity Management, L.P., a private equity firm.
•
“Sponsors” refers collectively to Advent, 22C Capital, and Spectrum Equity.
•
“22C Capital” refers to investment funds associated with 22C Capital LLC, a private equity firm.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. We caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Annual Report, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Any forward-looking statement made by us speaks only as of the date on which we make it. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, regional, national or global political, economic, business, competitive, market and regulatory conditions. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ii

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Annual Report. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report.

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

•	the inability to obtain and maintain accurate, comprehensive or reliable data, could result in reduced demand for our platform;

•	the risk that our recent growth rates may not be indicative of our future growth;

•	the inability to achieve or sustain profitability in the future compared to historical levels as we increase investments in our business;

•	the loss of our access to our data providers, which could negatively impact our platform and could have a material adverse effect on our business, financial condition and results of operations;

•	the failure to respond to advances in healthcare commercial intelligence could result in competitors surpassing the depth, breadth or accuracy of our platform;

•	an inability to attract new customers and expand subscriptions of current customers, whereby our revenue growth and financial performance will be negatively impacted;

•	the risk of cyber-attacks and security vulnerabilities could have a material adverse effect on our reputation, business, financial condition and results of operations;

•	uncertainty regarding ongoing hostility between Russia and Ukraine and the related impact on macroeconomic conditions as a result of such conflict;

•

if our security measures are breached or unauthorized access to data is otherwise obtained, our platform may be perceived as not being secure, customers may reduce the use of or stop using our platform, and we may incur significant liabilities; and

•	the other factors set forth under “Risk Factors.”

This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements described above. For a discussion of these and other risks, see the section entitled “Risk Factors.”

iii

PART I

Item 1. Business.

Our Mission

Our mission is to make the complex healthcare ecosystem easier to analyze, navigate and sell into by providing a comprehensive, cloud-based healthcare commercial intelligence platform.

Overview

Definitive Healthcare is a leading provider of healthcare commercial intelligence. Our solutions provide accurate and comprehensive information on healthcare providers and their activities to help our customers optimize everything from product development to go-to-market planning and sales and marketing execution. Delivered through our SaaS platform, our intelligence has become critical to the commercial success of our over 2,800 customers as of December 31, 2021. We define a customer as a company that maintains one or more active paid subscriptions to our platform.

Our healthcare commercial intelligence platform brings together comprehensive, in-depth and high-quality intelligence, a powerful artificial intelligence ("A.I.") engine, and an intuitive front-end SaaS platform, which have all been built, modified and improved upon over the last 11 years to create a highly differentiated offering.

Definitive Healthcare was founded in 2011 and incorporated as Definitive Healthcare Corp. in May 2021 for the purposes of facilitating an IPO of its Class A Common Stock, which was completed on September 17, 2021. The Company is headquartered in Framingham, MA. Our primary website address is www.definitivehc.com. The information on our website is not incorporated herein or otherwise part of this Annual Report on Form 10-K.

The Definitive Healthcare Platform

Industry Leading SaaS-based Healthcare Commercial Intelligence

Our healthcare commercial intelligence platform provides comprehensive and accurate information on the healthcare ecosystem in the U.S. The platform is embedded with deep analytics and data science to help customers develop data-driven strategic decisions such as finding new markets to enter, building comprehensive go-to-market strategies, accessing tactical information to help target the right decision makers and improving win rates with detailed contextual information. All of this helps our customers succeed in this important but complicated industry.

Our Data Sources and Data Engine

Our comprehensive, high-quality intelligence is made up of thousands of data sources and billions of data points that enrich and power our platform. We transform this data into intelligence through A.I. and machine learning ("M.L.") algorithms that ingest, cleanse, link and analyze the data to create powerful new intelligence and analytics. Each new data source and each new algorithm created by our data science team makes our entire platform and the intelligence modules contained within more valuable to our clients. Built and enhanced since our inception, our platform contains a full 360-degree, longitudinal view of the healthcare ecosystem and depicts how the ecosystem connects together, creating a true barrier to entry.

Our Competition and Competitive Strengths

We operate in a highly fragmented market. We have a competitive advantage that is based on our comprehensive dataset built up over 11 years, our application of the data science, which has created proprietary intelligence and linkages that we do not see elsewhere, and a user interface that provides customers access to answers, not data, in an integrated manner. Our competitive strengths include:

•
Proprietary Healthcare-specific Commercial Intelligence. We have built proprietary intelligence via first-party research, aggregated, linked, cleansed and inferred information from thousands of data sources and tied billions of data points together into a comprehensive view of the entire U.S. healthcare ecosystem.
•
An Integrated Data and Technology Foundation that Creates a Flywheel of Innovation. Our technology platform provides the foundation for rapid product development and innovation by leveraging our existing data assets to produce new modules and features that solve a growing number of business problems.
•
Powerful Go-to-Market Engine. We have a highly efficient and effective go-to-market engine that combines effective marketing with an inside sales force comprised of highly trained, vertically focused sales executives.

•
Visionary, Founder-Led Management Team with a Track Record of Execution. Our founder-led management team has a strong track record of exceptional financial performance and of building an award-winning culture to attract and retain highly talented individuals.

While we believe no competitor matches our breadth of data and intelligence solutions or offers as comprehensive and accurate a commercial intelligence platform, we compete either directly or indirectly with:

•
Legacy raw claims data providers, such as Clarivate, IQVIA and Symphony Health;
•
Niche healthcare specialists, such as Komodo Health, H1 Healthcare, Marketware, Trella Health and Trilliant Health;
•
Ecosystem players that may house or analyze similar intelligence, such as SG2, and Veeva; and
•
Horizontal go-to-market intelligence platforms, such as ZoomInfo, LinkedIn and Dun & Bradstreet.

We believe the principal competitive factors in our markets are:

•
Depth, breadth and accuracy of healthcare-specific commercial intelligence;
•
Healthcare subject matter expertise;
•
A.I. and data science capabilities;
•
Ease of use and deployment; and
•
Data privacy and security.

Our Growth Strategies

We intend to drive growth through the following strategies:

•
Acquiring new customers
•
Expanding our relationships with existing customers
•
Continuing to innovate to strengthen our platform and market leadership position
•
Making selective strategic acquisitions and investments

Our Customers

Our integrated platform is designed to drive commercial success for companies that sell into or compete in the healthcare ecosystem, creating large end-markets for us, including life sciences, healthcare information technology ("HCIT"), healthcare providers and other diversified companies seeking commercial success in the attractive, but complex, healthcare ecosystem.

Our Go-to-Market Strategy

We have a very efficient go-to-market model, driven by a high-velocity inside sales and marketing team, experienced sales engineers ("SEs") and a well-defined verticalized sales strategy.

Our go-to-market strategy begins with a high-velocity marketing engine that generates more than 10,000 inbound Marketing Qualified Leads (“MQLs”) each year. These inbound leads are quickly converted into demos for our SEs, who are organized into specific verticals. This vertical specialization ensures that each SE understands the specific business problems of their customers and can guide them through an online demo to the exact intelligence that will be most impactful to their business. As our brand presence continues to grow, we have seen a significant increase in the number of inbound MQLs received.

We complement our marketing efforts with a highly targeted outbound effort focused on important prospects across our target universe of over 100,000 companies, with an estimated total addressable market of more than $10 billion. These companies are prioritized and targeted with a measurable outbound effort led by our inside sales representative team.

Once a new company signs up as a subscriber, they are transferred to our Customer Experience managers (“CX”) who assist with onboarding and training, answering questions and maintaining a “health score,” a predictive metric used to determine whether customers are likely to renew their subscription. In addition, an SE is typically assigned to each customer, with a focus on deepening the relationship and identifying opportunities to expand the relationship to new departments and sell additional intelligence modules and workflow products. The CX and SE teams are also organized by vertical end market to ensure appropriate subject matter expertise.

Human Capital at Definitive Healthcare

Our community has continued to grow rapidly since our founding 11 years ago. While our people are primarily concentrated in the Boston metro area, we have expanded globally and increased our reach with a flourishing remote employee base.

As of December 31, 2021, we had 676 employees — of which 23% were fully remote. As of December 31, 2021, 622 employees are based in the U.S., and another 54 are based in Europe. Functionally, this includes 393 in sales and marketing, 211 in product development, and 72 in general and administrative roles. Our workforce is comprised of a wide variety of professionals, including business development representatives, data scientists, software engineers, and more.

People and culture

We consistently receive workplace accolades and have been recognized as a 'best place to work' by Boston Business Journal's "Best Place to Work" in each of the last five years. Additionally, in 2021, we have been listed on the Boston Globe's "Top Place to Work", and Energage’s "Top Workplaces - USA".

We are committed to putting our community first. For us that means centering our culture around collaboration and community engagement. DefinitiveCares, our employee-led charitable organization, is at the core of our company culture. The mission of DefinitiveCares is to give back to the community through employee-led volunteer initiatives.

As a company, we are collaborative, energetic, approachable, and driven. These attributes have allowed us to develop and maintain our customer-focused culture, where we aren't afraid to roll up our sleeves to get the job done. We also realize that there's more to life than work, so we try to have some fun at the office and ensure that every employee maintains a healthy work-life balance.

Diversity, equity, and inclusion

At Definitive Healthcare, we invite everyone to come as they are. We value our employees' unique perspectives, backgrounds, and voices because these diverse experiences drive new ideas and help us build a better community. We provide opportunities for our employees to grow and develop awareness around diversity, equity, and inclusion through company-sponsored speakers and presentations. We promote diversity and inclusion in our hiring processes by training our hiring managers on unconscious bias, by engaging with diverse student groups at college fairs, by increasing our work visa sponsorship program, and by incorporating inclusive, gender-neutral language into our job descriptions.

In addition, our employee-led affinity groups provide a way for everyone to come together and share their common experiences. Alongside their allies, these employees promote a sense of community, belonging, and understanding at Definitive Healthcare. The affinity groups include Women's Empowerment @ DHC, Out @ DHC (LGBTQIA), Black, Indigenous, and People of Color @ DHC, Working Parents, and AVID @ DHC (visible and invisible disabilities), as well as a wide variety of clubs and special interest groups.

Health, wellness, and total rewards

Our goal is to offer a best-in-class total rewards package that supports employees and their families, attracts top talent, and ensures pay equity. We provide competitive pay and benefits to attract and retain high quality talent. As part of our total rewards package, U.S. employees are eligible for variable compensation and we pay for employees' individual full medical coverage, in addition to providing generous healthcare, investment, retirement, and paid time off.

We reward high performance and effort, regardless of experience or title. We recognized employees who do exceptional work twice a year through our Rockstars awards. The awards are granted to those who embody our guiding principles in extraordinary ways and recipients are determined by employee nominations.

The health and safety of both our employees and their households continue to be a paramount concern, given the COVID-19 pandemic. In March 2020, we transitioned to a fully remote work approach. In May 2021, we implemented a hybrid work environment. All employees can work between our offices and remotely — enabling greater flexibility for a successful work-life balance.

Employee Development and Advancement

Our people are our greatest asset. Enabling their career growth and upward mobility is critical to retaining and engaging our talent. We provide employees with the tools, learning, and internal opportunities to find their path and build the skills and abilities to take on new roles. As part of our offerings, we provide a comprehensive learning management system, with a mix of professional, technical, managerial, and leadership development programs across a number of learning pathways.

Each year, we conduct a robust talent review process that includes performance assessments and goal setting to enable growth and employee advancement while creating alignment with both company goals and values. This process ties into our compensation strategy to ensure that we reward and incentivize our high performers.

Intellectual Property

Our data driven platform and our approach to keeping it up to date is our defensive moat and protecting our intellectual property is a crucial aspect of our business. While, as of December 31, 2021, we have not pursued any patents or other registered intellectual property assets other than a few registered trademarks, we secure and protect our intellectual property rights in material non-registered intellectual property by entering into invention assignment contracts with all of our employees and confidentiality agreements with our employees, vendors, customers and other parties with whom we conduct business and share confidential information to control access to our proprietary information, technology and processes.

We continually assess our strategy with respect to the protection of new intellectual property and intend to pursue additional avenues to intellectual property protection to the extent we believe it would be cost-effective and beneficial to our business.

Data Privacy and Security

The healthcare and customer-level data we collect, process, use and disclose from healthcare organizations and professionals are integral to enabling us to provide a comprehensive healthcare commercial intelligence platform to our customers. Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act) that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. We are passionate about protecting the information we collect and have rigorous policies and processes in place to adhere to the applicable laws, including the de-identification standards under the HIPAA de-identification rules. All patient-level personal information we collect is de-identified by third parties before we receive it so it never enters our network in an identifiable format. Additionally, we engage a qualified third-party to annually assess and certify our compliance with the HIPAA de-identification rules.

In addition, certain state and non-U.S. laws, such as the CCPA, the CPRA and the GDPR govern the privacy and security of personal information and personal data, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing. We strive to comply with applicable data privacy and security laws, and we closely monitor the development of similar legislation across the United States and the globe. Additionally, we have developed a privacy center and privacy policy on our website to describe our practices related to the collection, maintenance, security, use and sharing of personal information on our platform.

Other Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, can be obtained free of charge from our website at https://ir.definitivehc.com/financial-information/sec-filings or by contacting our Investor Relations department at our office address listed above following our filing of any of these reports with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors.

You should carefully consider each of the following risk factors, as well as other information contained in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition and results of operations, in which case the trading price of our Class A Common Stock could decline and you could lose all or part of your investment. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks Related to Our Business and Industry

We generate substantially all of our revenue and cash flows from sales of subscriptions to our platform and any decline in demand for our platform and the data we offer could have a material adverse effect on our business, financial condition and results of operations.

For the year ended December 31, 2021, we derived 99% of our revenue and cash flows from subscription services, and we expect to continue to generate substantially all of our revenue from the sale of subscriptions to our platform. As a result, the continued use of healthcare provider data, sales intelligence and healthcare market analytics by the healthcare ecosystem is critical to our future growth and success. If the healthcare data market fails to grow, or grows more slowly than we currently anticipate, or if there is a decrease in the use of healthcare commercial intelligence, demand for our platform would be negatively affected.

Changes in preferences for healthcare commercial intelligence may have a disproportionately greater impact on us than if we offered diversified solutions. Demand for healthcare data in general, and our platform in particular, is affected by a number of factors, many of which are beyond our control. Some of these factors include:

•
awareness and acceptance of the healthcare commercial intelligence platform category generally, and the growth and evolution of the category and our addressable market;
•
availability of products and services that compete with our platform;
•
brand recognition;
•
pricing;
•
ease of adoption and use;
•
performance, features and user experience, and the development and acceptance of new features, integrations and capabilities;
•
ability to consistently procure high-quality and useful data;
•
the level of customer support we provide;
•
accessibility across several operating system and applications; and
•
integration with workflow insights and technologies.

The market in which we operate is subject to rapidly changing user demand and preference trends. Failure to successfully predict and address these trends, meet user demands or achieve more widespread market acceptance of our platform could have a material adverse effect on our business, financial condition and results of operations.

The market in which we operate is highly competitive, such that if we do not compete effectively, it could have a material adverse effect on our business, financial condition and results of operations.

The market in which we operate is becoming increasingly competitive as large, well-funded organizations in the healthcare ecosystem, including Life Sciences companies, healthcare providers and HCIT companies, among others, develop internal technologies to create healthcare commercial intelligence. Demand for our platform is also price sensitive. Many factors, including our marketing, customer acquisition and technology costs, and the pricing and marketing strategies of our competitors, can significantly affect our pricing strategies. Such competition may result in pricing pressures, reduced profit margins or lost market share, or a failure to grow or maintain our market share, any of which could have a material adverse effect on our business, financial condition and results of operations. Our competitors may expand their operations to internally analyze data relating to the healthcare ecosystem. Many of our competitors have significant competitive advantages over us, including longer operating histories, internal datasets and greater financial, sales and marketing, research and development and other resources. In addition, some of our competitors may make acquisitions or enter into strategic relationships to offer a more comprehensive or affordable range of solutions and platform than we do. We also expect that there will be significant competition as we continue to expand our intelligence modules and enter new verticals. Our inability to compete successfully against our competitors and maintain our gross margin could have a material adverse effect on our business, financial condition and results of operations.

If we fail to respond to advances in healthcare commercial intelligence, competitors could surpass the depth, breadth or accuracy of our platform.

Current or future competitors may seek to develop new solutions for more efficiently transforming, cleansing and linking data and creating healthcare commercial intelligence. Such actions may enable a competitor to create a platform that is comparable or superior to ours, that takes substantial market share from us, or that creates or maintains healthcare commercial intelligence at a lower cost than we currently provide. We expect continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, data matching, data filtering, data predicting and other database technologies and the use of the Internet. These improvements, as well as changes in customer preferences or regulatory requirements, may require changes in the technology used to process and analyze data. Our future success will depend, in part, upon our ability to internally develop and implement new and competitive intelligence modules and features, use third-party technologies to source data effectively, and respond to advances in healthcare commercial intelligence. If we fail to respond to changes in healthcare commercial intelligence, our competitors may be able to develop solutions that will take market share from us, and the demand for our platform, the delivery of our solutions or our market reputation could be adversely impacted, which could have a material adverse effect on our business, financial condition and results of operations.

If we are not able to obtain and maintain accurate, comprehensive or reliable data, we could experience reduced demand for our platform.

The healthcare landscape is complex, opaque and evolving and our success depends in large part on our customers’ confidence in the depth, breadth and accuracy of our data and analytics. The task of providing a comprehensive view of the healthcare ecosystem, including information on healthcare providers, physicians and how they are affiliated and interconnected, how they refer patients to each other, the quality of care they provide and procedure and diagnosis volumes, is challenging and expensive. Many of our contracts with our customers include a contractual right pursuant to which our customers may unilaterally terminate their subscription with us and we could be obligated to reimburse certain payments if customers experience any issues with the availability of the platform. Unavailability of our platform for scheduled maintenance does not trigger the termination right. If the data we obtain from third parties and our own first party research cannot be obtained on a timely basis, or at all, or maintained, customers may be dissatisfied with our platform reducing the likelihood of customers to renew or upgrade their subscriptions. In addition, if we are no longer able to maintain accuracy in our data and analytics, we may face legal claims by our customers, which could have a material adverse effect on our business, financial condition and results of operations.

We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth.

We have experienced rapid organic and acquisition-driven growth in recent periods. For the year ended December 31, 2021, our revenue was $166.2 million, an increase of 40.4% as compared to our revenue of $118.3 million for the year ended December 31, 2020. We cannot guarantee that we will sustain our recent revenue growth rate in future periods. Further, as we operate in a new and rapidly changing market, widespread acceptance and use of our platform is critical to our future growth and success. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or reduction in size of our overall market, the impacts to our business from the COVID-19 pandemic, or if we cannot capitalize on growth opportunities.

We expect our operating expenses to increase in future periods, and if our revenue growth does not increase to offset these anticipated increases in our operating expenses, it will have a material adverse effect on our business, financial condition and results of operations and we may not be able to achieve or maintain profitability. Further, our rapid growth may make it difficult to evaluate our future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, it could have a material adverse effect on our business, financial condition and results of operations.

We may not achieve or sustain profitability in the future compared to historical levels as we increase investments in our business.

We have incurred operating losses in the past and may continue to incur net losses in the future. For the year ended December 31, 2021, we had a net loss of $61.3 million, compared to a net loss of $51.2 million for the year ended December 31, 2020. We expect our operating expenses to increase in the future as we invest capital to make acquisitions, develop new features, add to our existing intelligence modules and invest in new products and data sources. Further, our administrative costs will significantly increase relative to prior periods due to the incremental costs associated with operating as a public company, including corporate insurance costs, additional accounting and legal expenses, and additional resources associated with controls, reporting, and disclosure. We may not be able to achieve or sustain profitability in subsequent periods. Our efforts to grow our business may be more costly than we expect and we may not be able to increase our revenue enough to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of unforeseen expenses, difficulties, complications and delays, the other risks described in this Annual Report on Form 10-K and other unknown events. The amount of any future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. If we incur losses in the future, any such future losses will have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve or sustain profitability, the market price of our Class A Common Stock may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired. A decline in the price of our Class A Common Stock may cause you to lose all or part of your investment.

We could lose our access to our data providers, which could negatively impact our platform and could have a material adverse effect on our business, financial condition and results of operations.

Our platform depends extensively upon continued access to and receipt of data from external sources, including real-time claims data, as well as data received from customers, strategic partners and various government and public records repositories. In some cases, we compete with our data providers. Our data providers could stop providing data, provide outdated data or inaccurate data or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, budgetary constraints, a desire to generate additional revenue or for regulatory or competitive reasons. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our data providers in a way that allows us to legally use the data. If we were to lose access to this external data, either temporarily or permanently, or if our access or use were restricted or were to become less economical or desirable, our ability to provide the full breadth of our healthcare commercial intelligence on our platform could be negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations. We cannot provide assurance that we will be successful in maintaining our relationships with these external data providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Further, we cannot provide assurance that we will be able to obtain adequate data on commercially acceptable terms from alternative sources if our current sources become unavailable.

Our ability to introduce new features, intelligence modules, updates, integrations, capabilities and enhancements to our existing platform is dependent on innovation and our research and product development resources. If our investments in innovation do not translate into material enhancements to our platform or if those investments are more costly than we expect, we may not be able to effectively compete, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to compete effectively and to attract new customers and increase revenue from existing customers depends in large part on our ability to continually enhance and improve our platform and the features, intelligence modules and capabilities we offer. It also requires the introduction of compelling new features, intelligence modules and capabilities that reflect the changing nature of our market to maintain and improve the quality and value of our platform, which depends on our ability to continue investing in innovation and our successful execution and our efforts to improve and enhance our platform. The success of any enhancement to our platform depends on several factors, including availability, frequent updates, analytics reflecting current healthcare commercial intelligence, competitive pricing, adequate quality testing, integration with existing technologies and overall market acceptance. Any new features, integrations or capabilities that we develop may not be introduced in a timely or cost-effective manner, may contain errors, failures, vulnerabilities or bugs or may not achieve the market acceptance necessary to generate significant revenue. Maintaining adequate research and product development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. Moreover, innovation can be technically challenging and expensive. If we are unable to successfully develop new features, integrations and capabilities to enhance our platform to meet the requirements of current and prospective customers or otherwise gain widespread market acceptance, it could have a material adverse effect on our business, financial condition and results of operations.

Further, our competitors may expend more resources on their respective innovation programs or may be acquired by larger companies that would allocate greater resources to our competitors’ innovation programs or our competitors may be more efficient and/or successful in their innovation activities. Our failure to continue to innovate or to effectively compete with the innovation programs of larger, better-funded companies would give an advantage to such competitors and could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to attract new customers and expand subscriptions of current customers, our revenue growth and financial performance will be negatively impacted.

To increase our revenue and achieve profitability, we must retain and grow the subscriptions of existing customers and attract new customers. We price our services on a tiered subscription-based model that allows our customers to choose a core plan based on their needs and the customer subscribes to the platform on a per user per month basis. Customers can then add users and intelligence modules for additional monthly rates depending on their individual needs. We seek to expand existing customer subscriptions by adding new customers and intelligence modules, including through expanding the adoption of our platform into other departments within existing customers. We do not know whether we will continue to achieve similar customer acquisition, retention and subscription growth rates in future periods as we have in the past. Numerous factors may impede our ability to add new customers and retain and expand existing customer subscriptions, including failure to hire effective sales personnel, adequately train new sales personnel, provide a high-quality customer experience and ensure the effectiveness of our go-to-market programs that drive customer referrals. Additionally, increasing our sales to enterprise organizations (both existing and prospective customers) requires increasingly sophisticated and costly sales and account management efforts targeted at senior management and other personnel. If our efforts to sell to enterprise organizations are not successful or do not generate additional revenue, our growth will suffer, which could have a material adverse effect on our business, financial condition and results of operations.

Moreover, our business is subscription-based, and therefore our customers are not obligated to and may not renew their subscriptions after their existing subscriptions expire or may renew at a lower price, including if such customers choose to reduce the intelligence modules to which they have access or reduce their number of users. Most of our subscriptions are sold for multi-year terms, though some organizations purchase a one-year subscription plan. While our subscription agreements typically provide for automatic renewal, our customers may opt-out of automatic renewal and customers have no obligation to renew a subscription after the expiration of the term. Our customers may or may not renew their subscriptions as a result of a number of factors, including their satisfaction or dissatisfaction with our platform, decreases in the number of users at the organization, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of economic conditions (including as a result of general economic downturns related to the COVID-19 pandemic and macroeconomic impacts of the Russia/Ukraine military conflict) or reductions in our paying customers’ spending levels. Our contracts typically require advance notice to terminate a contract in the absence of a default by the Company. In addition, our customers may renew for shorter contract lengths if they were previously on multi-year contracts or switch to lower cost offerings of our platform. Our attrition rates may increase or fluctuate as a result of a number of factors, including customer dissatisfaction with our services, customers’ spending levels, mix of customer base, decreases in the number of users at our customers, competition, pricing increases or changing or deteriorating general economic conditions. If customers do not renew their subscriptions or renew on less favorable terms, we fail to add more users, or if we fail to expand subscriptions of existing customers, our revenue may decline or grow less quickly than anticipated and we may not be able to achieve our anticipated LTV from our customer relationships, which could have a material adverse effect on our business, financial condition and results of operations.

We may fail to offer the optimal pricing and packaging of our solutions, which could negatively impact our growth strategy and ability to effectively compete in the market.

We may make changes to our pricing model from time to time. Demand for our solutions is sensitive to price, and current or prospective customers may choose not to subscribe or renew their subscriptions due to costs. Further, certain of our competitors may in the future offer lower-priced or free services that compete with our platform or may bundle functionality compatible with our platform and/or offer a broader range of solutions. Similarly, certain competitors may use marketing strategies that enable them to acquire customers more rapidly and/or at a lower cost than us. In addition, if our mix of features and capabilities on our platform changes or if we develop additional intelligence modules for specific use cases or additional premium versions, then we may need or choose to revise our pricing.

As more of our sales efforts target larger Enterprise Customers, our sales cycle may become longer and more expensive, and we may encounter pricing pressure and implementation and configuration challenges that may require us to delay revenue recognition for some complex transactions, all of which could have a material adverse effect on our business, financial condition and results of operations.

As we target more of our sales efforts at larger Enterprise Customers, we may face longer sales cycles, greater competition, more complex customer due diligence, less favorable contractual terms and less predictability in completing some of our sales. Consequently, a target customer’s decision to use our solutions may be an enterprise-wide decision and, if so, these types of sales would require us to provide greater levels of education regarding the use and benefits of our platform, as well as education regarding privacy and data protection laws and regulations to prospective customers. In addition, larger Enterprise Customers and governmental entities may demand more configuration and integration services and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to smaller Enterprise Customers, which could increase the costs and time required to complete sales and diverting resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.

If we fail to offer high-quality customer experience, our business and reputation will suffer.

Numerous factors may impact a customer’s experience which may in turn impact the likelihood of such customer renewing its subscription. Those factors include the usability of the platform, the depth, breadth and accuracy of the data, the adequacy of our data synthesis, and the quality of our onboarding, training, account management and customer technical and support functions. Our number of customers has grown rapidly, and the continued growth that we anticipate will put additional pressure on our customer experience programs. It may be difficult for us to identify, recruit, train and manage enough employees with sufficient skill and talent in each area of the customer experience to adequately scale those functions to match the growth of our customer base. In addition, larger Enterprise Customers and customers with larger subscriptions are more demanding of our customer experience programs. If and as we add additional large Enterprise Customers and increase the annual contract value of existing subscriptions, we may need to devote even more resources to such programs, and we may find it difficult to effectively scale those programs. If we do not adequately scale our customer experience operations to meet the demands of our growing customer base, an increase in large Enterprise Customers and large customer subscriptions, or if we otherwise fail to provide an overall high-quality customer experience, fewer customers could renew or upgrade their subscriptions, and our reputation could suffer, negatively impacting our ability to acquire new customers, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, from time to time customers rely upon our support teams to resolve technical issues relating to our platform. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenue, could increase costs and adversely affect our reputation and results of operations.

Our customers or unauthorized parties could use our platform in a manner that is contrary to our values or applicable law, which could harm our relationships with customers or employees or expose us to litigation or harm our reputation.

Because our platform includes health information about millions of individuals and businesses, some of which we source ourselves and some of which is provided by third-party data providers and de-identified, our platform and data could be misused by customers or by parties who have obtained access to our platform without authorization to access individuals’ health information for purposes that we would not permit, including to perpetrate scams. Our customers could use our platform for purposes beyond the scope of their contractual terms or applicable laws or regulations. In addition, third parties could gain access to our platform through our customers or through malfeasance or cyber-attacks and use our platform for purposes other than its intended purpose or to create products that compete with our platform. Our customers’ or third parties’ misuse of our platform, inconsistent with its permitted use, could result in reputational damage, adversely affect our ability to attract new customers, expose us to potential litigation and cause existing customers to reduce or discontinue the use of our platform, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our brand may be negatively affected by the actions of persons using our platform that are hostile or inappropriate, by the actions of individuals acting under false or inauthentic identities, by the use of our platform to disseminate information that is misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related purposes or to censor certain content on our platform, or by the use of our platform for illicit, objectionable or illegal ends. Further, we may fail to respond expeditiously or appropriately to the inappropriate use of our platform outside of the terms of a customers’ subscription, which could erode confidence in our business.

The ongoing COVID-19 pandemic, including the resulting global economic uncertainty and measures taken in response to the pandemic, have had a material adverse effect on the rate at which we were able to grow our business.

The pandemic caused by the novel strain of coronavirus (“COVID-19”), including the emergence of the Delta and Omicron variants in calendar year 2021, has disrupted the economy and put unprecedented strains on governments, healthcare systems, businesses and individuals around the world. The COVID-19 pandemic has caused significant disruption of global financial markets and economic uncertainty. Though our revenue has not been materially impacted due to the recurring nature of our SaaS subscription-based business model, adverse market conditions resulting from the spread of COVID-19 had an adverse effect on our growth rate.

As hospitals and other businesses in the healthcare ecosystem decreased spending during the first two quarters of 2020, demand for our platform among some of our Enterprise Customers decreased. As a result, we experienced slowed growth and a decline in new customer demand for our platform as well as lower demand from our existing customers for additional intelligence modules within our platform. Since the initial outbreak, demand has recovered and remained strong, but slowed growth and decreased demand due to the COVID-19 pandemic could occur in the future and could have a material adverse effect on our business, financial condition, and results of operations.

Additionally, in response to the COVID-19 pandemic, we temporarily closed all of our offices (including our headquarters), enabled our employees to work remotely and shifted company events to virtual-only experiences. If the COVID-19 pandemic worsens, especially in the northeast region of the U.S., where we have our main offices and our datacenter, our business activities originating from affected areas could be adversely affected. We may take further actions that alter our business operations as may be required by local, state or federal authorities or that we determine are in the best interests of our employees.

The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments, including: the duration and spread of the outbreak; government responses to the COVID-19 pandemic including vaccine availability and deployment; the emergence of new variant strains of COVID-19; the impact on the health and welfare of our employees and their families; the impact on our customers and our sales cycles; the impact on customer, industry or employee events; delays in hiring and onboarding new employees; and the effect on our partners, vendors and supply chains, all of which are uncertain and cannot be predicted. Because of our SaaS subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods, if at all.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to those relating to cyber-attacks and security vulnerabilities, interruptions or delays due to third-parties, or our ability to raise additional capital or generate sufficient cash flows necessary to fulfill our obligations under our existing indebtedness or to expand our operations.

As we acquire and invest in companies or technologies, we may not realize expected business or financial benefits and the acquisitions or investments could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our business, financial condition and results of operations.

As part of our business strategy, we make investments in, or acquisitions of, complementary businesses, solutions, databases and technologies, and we expect that we will continue to make such investments and acquisitions in the future to further grow our business and our platform. For example, in 2022, we expect to complete our acquisition of Analytical Wizards ("AW"), a company that specializes in automating complex analytic models using tools that expedite efficient big data mining through A.I. and M.L. Integrating AW’s technology into our platform may dilute the quality of our platform as we work through the integration process which can take time and significant resources. As an Indian company, AW operated under different regulatory regimes than we have as a U.S.-based company, which could result in dissynergies in our platforms. Further, we may have difficulty effectively integrating AW’s personnel and business into our Company and achieving the goals of the AW acquisition. We expect to incur additional costs to integrate prior acquisitions, such as IT integration expenses and costs related to the renegotiation of redundant data provider agreements.

Our strategy to make selective acquisitions to complement our platform depends on our ability to identify, and the availability of, suitable acquisition candidates. We may not be able to find suitable acquisition candidates in the future and we may not be able to complete acquisitions on favorable terms, if at all. Acquired assets, data or businesses may not be successfully integrated into our operations, costs in connection with acquisitions and integrations may be higher than expected and we may also incur unanticipated acquisition-related costs. These costs could adversely affect our financial condition, results of operations or prospects. Any acquisition we complete could be viewed negatively by customers, users or investors, and could have adverse effects on our existing business relationships.

Acquisitions and other transactions, arrangements and investments involve numerous risks and could create unforeseen operating difficulties and expenditures, including:

•
potential failure to achieve the expected benefits on a timely basis or at all;
•
difficulties in, and the cost of, integrating operations, technologies, solutions and platforms;
•
diversion of financial and managerial resources from existing operations;
•
the potential entry into new markets in which we have little or no experience or where competitors may have stronger market positions;
•
potential write-offs of acquired assets or investments and potential financial and credit risks associated with acquired customers;
•
differences between our values and those of our acquired companies;
•
difficulties in re-training key employees of acquired companies and integrating them into our organizational structure and corporate culture;
•
difficulties in, and financial costs of, addressing acquired compensation structures inconsistent with our compensation structure;
•
inability to generate sufficient revenue to offset acquisition or investment costs;
•
inability to maintain, or changes in, relationships with customers and partners of the acquired business;
•
challenges converting and forecasting the acquired company’s revenue recognition policies including subscription-based revenue and revenue based on the transfer of control as well as appropriate allocation of the customer consideration to the individual deliverables;
•
difficulty with, and costs related to, transitioning the acquired technology onto our existing platform and customer acceptance of a new or changed platform on a temporary or permanent basis;
•
augmenting the acquired technologies and platforms to the levels that are consistent with our brand and reputation;
•
potential for acquired platforms to impact the financial performance of existing platform;
•
increasing or maintaining the security standards for acquired technology consistent with our platform;
•
potential unknown liabilities associated with the acquired businesses, including risks associated with acquired technologies;
•
challenges relating to the structure of an investment, such as governance, accountability and decision- making conflicts that may arise in the context of a joint venture or other majority ownership investments;
•
a material adverse effect on our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation;
•
additional stock-based compensation;
•
the loss of acquired unearned revenue and unbilled unearned revenue;
•
delays in customer purchases due to uncertainty related to any acquisition;
•
ineffective or inadequate controls, procedures and policies at the acquired company;
•
in the case of foreign acquisitions, challenges caused by integrating operations over distance and across different languages, cultures and political environments;
•
currency and regulatory risks and potential additional cybersecurity and compliance risks resulting from entry into new markets;
•
tax effects and costs of any such acquisitions, including the related integration into our tax structure and assessment of the impact on the realizability of our future tax assets or liabilities; and
•
potential challenges by governmental authorities, including the U.S. Department of Justice, for anti- competitive or other reasons.

Any of these risks could harm our business. In addition, to facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, may affect our ability to complete subsequent acquisitions or investments and may affect the risks of owning our Class A Common Stock. For example, if we finance acquisitions by issuing equity or convertible debt securities or loans, our existing stockholders may be diluted, or we could face constraints related to the terms of, and repayment obligation related to, the incurrence of indebtedness that could affect the market price of our Class A Common Stock.

If we fail to maintain adequate operational and financial resources, particularly if we continue to grow rapidly, we may be unable to execute our business plan or maintain high levels of service and customer satisfaction.

We have experienced, and expect to continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. As of December 31, 2021, we have three offices across the northeastern U.S., and as a result of the Monocl acquisition, one office in Sweden. We have experienced significant growth in headcount, with over 380 employees in 2019, over 550 employees in 2020 and over 670 employees in 2021. Additionally, we will experience immediate growth in headcount in 2022 as a result of the anticipated completion of the AW acquisition, which could also result in additional office locations in other parts of the world. We have also experienced significant growth in the number of customers using our platform and in the amount of data in our databases. In addition, our organizational structure is becoming more complex as we scale our reporting systems and procedures and our operational, financial and management controls, and as we expand internationally. As we continue to grow, we face challenges of integrating, developing, training and motivating a rapidly growing employee base in our various offices and maintaining our company culture across multiple offices. Certain members of our management have not previously worked together for an extended period of time, and most do not have prior experience managing a public company, which may affect how they manage our growth. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract users, employees and customers.

To manage growth in our operations and personnel, we will need to continue to grow and improve our operational, financial and management controls and our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our management, customer experience, innovation, sales and marketing, administrative, financial and other resources.

We anticipate that significant additional investments will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our platform, to expand into new geographic areas and to scale with our overall growth. If additional investments are required due to significant growth, this will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term.

In addition, as we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction. As our customer base continues to grow, we will need to expand our account management, customer service and other personnel, which will require more complex management and systems. Additionally, since a significant portion of our new business is derived from customer referrals, customers may be less likely to refer new customers if they are not satisfied with our platform. If we are not able to continue to provide high levels of customer service, it could have a material adverse effect on our business, financial condition and results of operations.

We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could have a material adverse effect on our business, financial condition and results of operations.

Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of sales and marketing, product development, strategy and corporate development and network development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The loss of one or more of our executive officers or key employees could have a material adverse effect on our business, financial condition and results of operations. Changes in our executive management team may also cause disruptions to our business and have a material adverse effect on our business, financial condition and results of operations.

We are led by our CEO and founder, Jason Krantz, who plays an important role in driving our culture, determining our strategy and executing against that strategy across our business. If Mr. Krantz’s services became unavailable to us for any reason, it may be difficult or impossible for us to find an adequate replacement, which could cause us to be less successful in maintaining our culture and developing and effectively executing on our strategies.

In addition, to execute our growth plan, we must attract and retain highly qualified employees. Competition for these employees is intense, especially for data scientists experienced in designing and developing software and SaaS applications and experienced sales professionals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. In addition, certain domestic immigration laws restrict or limit our ability to recruit internationally. Any changes to U.S. immigration policies that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees. Many of the companies with which we compete for experienced employees have greater resources than us and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them.

If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may harm our ability to recruit and retain highly skilled employees. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be materially and adversely affected. Meanwhile, additions of executive-level management and large numbers of employees could significantly and adversely impact our culture. If we do not maintain and continue to develop our corporate culture as we grow and evolve, it could harm our ability to foster the innovation, creativity and teamwork we believe that we need to support our growth.

In addition, many of our essential technologies and systems are custom-made for our business by our key employees. The loss of key employees, including members of our management team, as well as certain of our sales, data scientists or other technology employees could disrupt our operations and have an adverse effect on our ability to grow our business.

If we fail to protect and maintain our brand, our ability to attract and retain customers will be impaired, our reputation may be harmed.

We believe that developing, protecting and maintaining awareness of our brand is critical to achieving widespread acceptance of our platform and is an important element in attracting new organizations to our platform. Further, we believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to ensure that our platform remains high-quality, reliable and useful at competitive prices.

Brand promotion activities may not yield increased revenue, and, even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our reputation may be harmed and we may fail to attract new customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business, results of operations and financial condition could suffer.

A substantial portion of our revenue and cash flows from sales of our subscriptions to our platform to customers in the healthcare ecosystem, and factors that adversely affect it, including mergers within the healthcare ecosystem or regulatory changes, could also adversely affect us.

Demand for our solutions could be affected by factors that affect the healthcare ecosystem, including:

•
Changes in regulations could negatively impact the business environment for our healthcare customers. Healthcare laws and regulations are rapidly evolving and may change significantly in the future. In particular, legislation or regulatory changes regarding data analytics companies has continued to be a topic of discussion by political leaders and regulators in the U.S. and elsewhere.
•
Consolidation within the healthcare ecosystem has accelerated in recent years, and this trend could continue. We have in the past, and may in the future, suffer reductions in user subscriptions or non-renewal of customer subscription orders due to industry consolidation. We may not be able to expand sales of our platform to new customers enough to counteract any negative impact of company consolidation on our business. In addition, new companies that result from such consolidation may decide that our platform is no longer needed because of their own internal processes or alternative solutions. As these companies consolidate, competition to provide our platform will become more intense and establishing relationships with large industry participants will become more important. These industry participants may also try to use their market power to negotiate price reductions for our platform. If consolidation of our larger customers occurs, the combined company may represent a larger percentage of business for us and, as a result, we are likely to rely more significantly on revenue from the combined company to continue to achieve growth. In addition, if large healthcare companies merge, it would have the potential to reduce per-unit pricing for our platform for the merged companies.
•
Healthcare companies may be unsuccessful and may subsequently declare bankruptcy. If our customers declare bankruptcy or otherwise dissolve, they may terminate their agreements with us or we may not be able to recoup the full payment of fees owed to us.
•
The implications of precision medicine treatments, changes in the practices of prescribing physicians and patients, changes with respect to payer relationships, the policies and preferences of healthcare professionals and healthcare organizations with respect to the sales and marketing efforts of healthcare companies, changes in the regulation of the sales and marketing efforts and pricing practices of healthcare companies, and other factors such as the impact of COVID-19, could lead to a significant reduction in businesses that use our platform or otherwise change the demand for our platform. Changes in public perception regarding the practices of the healthcare ecosystem may result in political pressure to increase the regulation of healthcare companies in one or more of the areas described above, which may negatively impact demand for our platform.
•
Our business depends on the overall economic health of our existing and prospective customers. Subscribing to our platform may involve a significant commitment of capital and other resources for certain customers. If economic conditions, including the ability to market commercial intelligence in the healthcare ecosystem or the demand for healthcare products globally deteriorates, many of our customers may delay on growth initiatives that would require our solutions. This could result in reductions in sales of our solutions, longer sales cycles, reductions in subscription duration and value, slower adoption of new solutions, and increased price competition.

Accordingly, our operating results and our ability to efficiently provide our solutions to healthcare companies and to grow or maintain our customer base could be adversely affected as a result of these factors and others that affect the healthcare ecosystem generally.

Changes in the sizes or types of organizations that subscribe to our platform could affect our business and our financial results may fluctuate due to increasing variability in our sales cycles.

Our strategy is to sell subscriptions of our platform to organizations of all sizes, ranging from life science companies, healthcare information technology companies, healthcare providers and other companies that sell into the healthcare ecosystem. Selling to small-to-medium sized businesses may involve greater credit risk and uncertainty, as well as lower retention rates and limited interaction with our sales and other personnel. Conversely, sales to Enterprise Customers may entail longer sales cycles, more significant selling efforts and greater uncertainty. If we are successful in expanding our customer base to include more Enterprise Customers, our sales cycles may lengthen and become less predictable, which, in turn, may adversely affect our financial results. Factors that may influence the length and variability of our sales cycle include:

•
the need to educate prospective customers about the uses and benefits of our platform;
•
the discretionary nature of purchase and budget cycles and decisions;
•
evolving functionality demands;
•
announcements of planned introductions of new intelligence modules by us or our competitors; and
•
lengthy and multi-faceted purchasing approval processes.

If there are changes in the mix of organizations that purchase our platform, our gross margins and operating results could be adversely affected and fluctuations increasing the variability in our sales cycles could negatively affect our financial results.

If we have overestimated the size of our total addressable market, our future growth rate may be limited.

We have estimated the size of our total addressable market based on internally generated data and assumptions, and such information is inherently imprecise. In addition, our projections, assumptions, and estimates of opportunities within our market are subject to a high degree of uncertainty and risk due to a variety of factors, including, but not limited to, those described in this Annual Report on Form 10-K. If these internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our actual market may be more limited than our estimates. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could have a material adverse effect on our business, financial condition and results of operations.

Even if our total addressable market meets our size estimates and experiences growth, we may not continue to grow our share of the market. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our estimates of our total addressable market should not be taken as indicative of our ability to grow our business.

Our business could be negatively affected by changes in search engine algorithms and dynamics or other traffic-generating arrangements.

We rely on Internet search engines, including through the purchase of sales and marketing-related keywords and other web pages, to generate a portion of the traffic to our website. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our website can be negatively affected. Pricing and operating dynamics for these traffic sources can change rapidly, both technically and competitively. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, which could cause a website to place lower in search query results or inhibit participation in the search query results. If a major search engine changes its algorithms or results in a manner that negatively affects the search engine ranking, paid or unpaid, of our website, or if competitive dynamics impact the costs or effectiveness of search engine optimization, search engine marketing or other traffic-generating arrangements in a negative manner, our business and financial performance would be adversely affected.

Operations outside the U.S. expose us to risks inherent in international operations.

Our acquisition of Monocl in October 2020 and the expected completion of our acquisition of AW in 2022 creates exposure to risks inherent in international operations. Any new markets or countries into which we attempt to sell subscriptions to our platform may not be as receptive to our solutions as we anticipate. It is costly to establish, develop and maintain international operations and develop and promote our platform in international markets. A significant increase in international customers or an expansion of our operations into other countries would create additional risks and challenges which could have a material adverse effect on our business, financial condition and results of operations.

We have a limited operating history, which makes it difficult to forecast our revenue and evaluate our business and future prospects.

Our business was founded in 2011, though much of our growth has occurred in recent periods. As a result of our limited operating history, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, such as the risks and uncertainties described herein. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors, and our results of operations in future reporting periods may be below the expectations of investors. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors, causing our business to suffer and our Class A Common Stock price to decline.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and have a material adverse effect on our business, financial condition and results of operations.

We may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. The terms of any additional debt financing may be similar or more restrictive than our current debt facilities.

If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:

•
develop new features, intelligence modules, updates, integrations, capabilities and enhancements;
•
continue to provide synthesis of real-time data;
•
hire, train and retain employees;
•
respond to competitive pressures or unanticipated working capital requirements; or

•
pursue acquisition opportunities.

Catastrophic events could disrupt our business and adversely affect our operating results.

Our corporate headquarters are located in Framingham, Massachusetts. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website, for our product development, analytics innovation, marketing, operational support, hosted services and sales activities. In the event of a major weather event or threatened public health emergency (e.g., the COVID-19 pandemic), or other catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations at full capacity or at all and may experience system interruptions, reputational harm, delays in our solution development, lengthy interruptions in our services, breaches of data security, loss of key employees and loss of critical data.

In February 2022, armed conflict escalated between Russia and Ukraine. The sanctions announced by the U.S. and other countries against Russia, following Russia’s invasion of Ukraine, to date include restrictions on selling or importing goods, services or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia. The U.S. and other countries could impose wider sanctions and take other actions should the conflict further escalate. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, prolonged periods of higher inflation, geopolitical shifts, and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could have a material adverse effect on our business, financial condition and results of operations.

Our solutions utilize open-source software, and any failure to comply with the terms of one or more of these open-source licenses could adversely affect our business.

Our solutions include software subject to open-source licenses. The terms of various open-source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our solutions. Certain open-source software licenses require a user who intends to distribute the open-source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. Additionally, certain open- source software licenses require the user of such software to make any derivative works of the open-source code available to others on terms that are unfavorable to such user or at no cost. This can effectively render what was previously proprietary software open-source software.

It is possible under the terms of certain open-source licenses (often called “copyleft” or “viral” licenses), if we combine our proprietary software with open-source software in a certain manner, that we could be required to release the source code of our proprietary software and make our proprietary software available under open- source licenses. In the event that portions of our proprietary software are determined to be subject to an open- source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our solutions, or otherwise be limited in the licensing of our solutions, each of which could reduce or eliminate the value of our solutions. In addition to risks related to license requirements, use of open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of the software.

We are subject to subscription and payment processing risk from our third-party vendors and any disruption to such processing systems could have a material adverse effect on our business, financial condition and results of operations.

We rely on a third-party subscription management platform to process the subscription plans and billing frequencies of our customers. In addition, we rely primarily on third parties for payment processing services. If these third-party vendors were to experience an interruption, delay or outages in service and availability, we may be unable to process new and renewing subscriptions or invoices. Further, if these third-party vendors experience a cybersecurity breach affecting data related to services provided to us, we could experience reputational damage or incur liability. Although alternative service providers may be available to us, we may incur significant expense and research and product development efforts to deploy any alternative service providers. To the extent there are disruptions in our third-party subscription and payment processing systems, we could experience revenue loss, accounting issues and harm to our reputation and customer relationships, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Data Privacy and Cybersecurity

Cyber-attacks and security vulnerabilities could have a material adverse effect on our reputation, business, financial condition and results of operations.

Our solutions involve the storage and transmission of proprietary information including personal information of medical professionals, de-identified personal information of patients and clinical trial participants, and other sensitive information. Our business, brand, reputation and ability to attract and retain customers depends upon the satisfactory performance, reliability and availability of our platform. Interruptions in our computer and information technology systems, whether due to fire, flood, power loss, terrorist attacks, acts of war, system failures, computer viruses, software errors, physical or electronic break-ins or malicious hacks or attacks on our systems (such as denial of service attacks), could affect the security and availability of our services and our platform and prevent or inhibit the ability of customers to access our platform. In addition, the software, internal applications and systems underlying our platform are complex and may not be error-free. Any inefficiencies, errors or technical problems with our platform, internal applications and systems could reduce the quality of our solutions or interfere with our customers’ use of our platform, which could reduce demand, lower our revenues and increase our costs.

Threats to network and data security are also constantly evolving and becoming increasingly diverse, frequent, persistent and sophisticated. Attacks upon information technology systems are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Our platform, as well as our servers, computer systems and those of third parties that we rely on in our operations, could be vulnerable to cybersecurity risks. An increasing number of organizations have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks. Further, our platform utilizes A.I. and machine learning technology to provide services, and this technology is susceptible to cybersecurity threats, as confidential and sensitive information may be integrated into the platform. Because of the sensitivity of the information we and our service providers collect, store, transmit, and otherwise process, the security of our technology platform and other aspects of our solutions, including those provided or facilitated by our third-party service providers, are vital to our operations and business strategy. Cyber-attacks can take many forms, but they typically aim to obtain unauthorized access to confidential information, manipulate or destroy data or disrupt, sabotage or degrade service on our systems. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period, due to, among other things, the breadth and complexity of our operations and the high volume of transactions that we process, the large number of customers, counterparties and third party service providers with which we do business, the proliferation and increasing sophistication of cyber-attacks, and the possibility that a third party, after establishing a foothold on an internal network without being detected, might obtain access to other networks and systems.

The extent of a particular cybersecurity incident and the steps that we may need to take to investigate it may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed and full and reliable information about the incident is known. While such an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, any or all of which could further increase the costs and consequences of a cybersecurity incident. These risks may be increased with respect to operations housed at facilities outside of our direct control, including our data providers.

We employ multiple methods at different layers of our systems to defend against intrusion and attack, to protect our systems and to resolve and mitigate the impact of any incidents. Despite our efforts to keep our systems secure and to remedy identified vulnerabilities, future attacks could be successful and could result in substantial liability or business risk. Third parties will continue to attempt to gain unauthorized access to our systems or facilities through various means, including hacking into our systems or facilities, or those of our customers or vendors, or attempting to fraudulently induce our employees, customers, vendors or other users of our systems into disclosing sensitive information, which may in turn be used to access our IT systems. Our cybersecurity programs and efforts to protect our systems and data, and to prevent, detect and respond to data security incidents, may not prevent these threats or provide adequate security. In addition, we may experience breaches of our security measures due to human error, malfeasance, system errors or vulnerabilities, or other irregularities including attempts by former, current or future employees to misuse their authorized access and/or gain unauthorized access to our systems. Any errors, defects, disruptions or other performance problems with our platform or breach thereof could have a material adverse effect on our reputation, business, financial condition and results of operations. We may be subject to additional liability risks associated with data security breaches or other incidents by virtue of the private right of action granted to individuals under certain data Privacy Laws (as defined below) for actions arising from certain data security incidents. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information and we could incur liability and reputational damage. We maintain errors, omissions and cyber liability insurance policies covering certain security and privacy damages. However, we cannot guarantee that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. In the United States, we are subject to laws that provide for at least 50 disparate notification regimes. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. If we are unable to protect our computer systems, software, networks, data and other technology assets, it could have a material adverse effect on our business, financial condition and results of operations.

Actual or perceived failure to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our reputation, business, financial condition and results of operations, and financial condition.

Our customers use our solutions to understand and navigate the healthcare ecosystem. The collection, processing, retention, security, transfer and disclosure of personal information are subject to a variety of laws and regulations in the United States and abroad that govern data privacy and security (collectively, “Privacy Laws”), which can be enforced in some cases by private parties in addition to governmental and regulatory entities, and from time to time, we may not be in full compliance with all such Privacy Laws. These Privacy Laws often require companies to implement specific privacy and information security controls to protect certain types of information, such as health information. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. These laws and regulations may also be interpreted and applied inconsistently from jurisdiction to jurisdiction which may make compliance difficult or impossible in certain circumstances.

Our platform involves use and disclosure of de-identified data, which must be de-identified in accordance with applicable laws, including Health Insurance Portability and Accountability Act (“HIPAA”). Certain states have signed into law or are intending to enact laws governing the use and disclosure of such de-identified information, and there is some uncertainty regarding those laws’ conformity with the HIPAA de-identification standards. Compliance with state laws could require additional investment and management attention and may subject us to significant liabilities if we do not comply appropriately with new and potentially conflicting regulations. If there is a future change in law, we may also face limitations on our ability to use de-identified information that could harm our business. There is also a risk that the third-party vendors that provide our data sets may fail to properly de-identify protected health information (“PHI”) under HIPAA or applicable state laws, some of which impose different standards for de-identification than those imposed by HIPAA.

Further, our machine learning and data analytics offerings may be subject to laws and evolving regulations regarding the use of AI, controlling for data bias, and antidiscrimination. For example, the Federal Trade Commission (“FTC”) enforces consumer protection laws such as Section 5 of the FTC Act, the Fair Credit Reporting Act, and the Equal Credit Opportunity Act. These laws prohibit unfair and deceptive practices, including use of biased algorithms in AI. The European Commission also recently published its proposal for a regulation implementing harmonized rules on AI and amending certain union legislative acts. The proposed regulation would impose additional restrictions and obligations on providers of AI systems, including increasing transparency so consumers know they are interacting with an AI system, requiring human oversight in AI, and prohibiting certain practices of AI that could lead to physical or psychological harm. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future.

Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our reputation, business, financial condition and results of operations.

In general, health information is among the most sensitive (and highly regulated) of personal information. Privacy Laws in the United States and around the world are designed to ensure that information about an individual’s health is properly protected from inappropriate access, use and disclosure. For example, in the United States, HIPAA and its implementation regulations impose, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. The privacy, security and breach notification rules promulgated under HIPAA establish a set of national privacy and security standards for the protection of PHI, by health plans, health care clearinghouses, and certain health care providers, referred to as covered entities, and the business associates with whom such covered entities contract for services that involve creating, receiving, maintaining or transmitting PHI.

Certain of our customers may be either “business associates” or “covered entities” under HIPAA, including certain of our customers that are not traditional healthcare providers. For example, some of our customers are medical device companies that may work with physicians or researchers from whom they receive PHI for data analysis purposes, thus triggering compliance obligations under HIPAA. While such PHI is de-identified before it is introduced into our systems, in certain scenarios, we may nevertheless be contractually obligated to comply with certain HIPAA obligations, including the various requirements of the HIPAA de-identification rules. Additionally, if PHI is inadvertently introduced into our systems without being properly de-identified, we may be directly liable for mishandling PHI and for failing to comply with HIPAA as a “business associate.” The U.S. Department of Health and Human Services Office for Civil Rights, or OCR, may impose penalties for a failure to comply with applicable requirement of HIPAA. Penalties will vary significantly depending on factors such as the date of the violation, whether the business associate knew or should have known of the failure to comply, or whether the business associate’s failure to comply was due to willful neglect. Mandatory penalties for HIPAA violations can be significant. A single breach incident can result in violations of multiple standards. If a person knowingly or intentionally obtains or discloses PHI in violation of HIPAA requirements, criminal penalties may also be imposed.

In addition to government regulations, privacy advocates and other key industry players have established or may establish various new, additional, or different policies or self-regulatory standards in certain digital environments that may place additional resource constraints on us or limit our ability to generate certain analytics. Our customers may expect us to meet voluntary certifications or adhere to other standards established by third parties. Moreover, the continuing evolution of these standards might cause confusion for our customers and may have an impact on the solutions we offer, including our analytics. If we are unable to maintain these certifications or meet these standards, it could reduce demand for our solutions and adversely affect our business and operating results.

Many Privacy Laws protect more than health-related information, and although they vary by jurisdiction, these laws can extend to employee information, business information, healthcare provider information and other information relating to identifiable individuals. Failure to comply with these laws may result in, among other things, civil and criminal liability, negative publicity, damage to our reputation and liability under contractual provisions. These Privacy Laws may also increase our compliance costs and influence or limit the types of services we can provide. The occurrence of any of the foregoing could impact our ability to provide the same level of service to our customers, require us to modify our offerings or increase our costs, which could have a material adverse effect on our business, financial condition and results of operations.

Certain states have also adopted privacy and security laws and regulations that are comparable to HIPAA, some of which may be more stringent. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, imposes enhanced data privacy obligations for entities handling certain personal information and creates individual privacy rights for California residents, including the right to access and delete their personal information and to opt-out of certain sharing and sales of their personal information. The CCPA allows for significant civil penalties and statutory damages for violations and contains a private right of action for certain data breach incidents. Further, in November 2020, California passed the California Privacy Rights Act (“CPRA”). The CPRA broadly amends the CCPA and imposes additional obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similarly, other states are instituting privacy and data security laws, rules, and regulations, and many similar laws have been proposed at the federal level, all of which could increase our risk and compliance costs. These regulations and legislative developments have potentially far-reaching consequences and may require us to modify our data management practices and to incur substantial expense in order to comply.

We may also be subject to international Privacy Laws such as the European Union’s (the “EU”) General Data Protection Regulation (“GDPR”), the UK Data Protection Act 2018, Canada’s Personal Information Protection and Electronic Documents

Act and other international data protection, privacy, data security, data localization and similar national, state/provincial and local laws. The GDPR imposes stringent operational requirements on “controllers” and “processors” of personal data, including, for example, requiring enhanced disclosures to data subjects about how personal data is processed, limiting retention periods of personal data, requiring mandatory data breach notification, requiring certain record keeping and risk assessment obligations, and requiring additional policies and procedures. In addition, data subjects have more robust rights with regard to their personal data. Personal data, as defined under the GDPR, of medical experts or professionals in the EU is principally processed by our EU subsidiary, Monocl AB. Because our EU subsidiary operates under a Swedish publishing certificate issued in accordance with Swedish national law, such processing of personal data by our EU subsidiary falls within the scope of Article 85 GDPR and is exempt from certain core provisions of the GDPR including, but not limited to, requirements relating to the rights of the data subject (Chapter II) and the transfer of personal data to third countries or international organizations (Chapter V). Notwithstanding such exemption, we may from time to time receive data subject requests that we may deny or decline to respond to in reliance on Article 85, which may lead data subjects to lodge complaints with data protection authorities. There is a possibility that such data protection authorities could disagree with Monocl AB’s reliance on Article 85. The GDPR treats health information as a “special category of personal data,” subject to heightened requirements, including that such information typically cannot be collected, used, or disclosed without explicit consent. Neither we nor our EU subsidiary, which principally processes EU personal data, currently process such health information. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom (“UK”) GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision.

Additionally, we are subject to laws, rules, and regulations (including under the GDPR) regarding cross- border transfers of personal data, including laws relating to the transfer of personal data outside the EU and the UK. We rely on transfer mechanisms permitted under these laws, including standard contractual clauses, which have been subject to regulatory and judicial scrutiny. If these existing mechanisms for transferring personal data from the EU, the UK, or other jurisdictions are unavailable, we may be unable to transfer personal data of employees, customers or others in those regions to the United States. The efficacy and longevity of current transfer mechanisms between the EU, the UK and the United States also remains uncertain. For example, the EU-U.S. Privacy Shield Framework, a data transfer mechanism which allowed companies meeting certain requirements to lawfully transfer personal data form the EU to the US, was struck down by the European Court of Justice in July, 2020 (“EU-U.S. Privacy Shield Framework”). There is also a trend toward countries enacting data localization or other country specific requirements, which could be problematic to cloud software providers. Understanding and implementing such country specific certifications on top of our security certifications could require additional investment and management attention and may subject us to significant liability if we do not comply with particular requirements. Compliance with global Privacy Laws has and will continue to require valuable management and employee time and resources, and failure to comply with these regulations could include severe penalties and could reduce demand for our solutions.

Customers expect that our solutions can be used in compliance with data protection and data Privacy Laws and regulations. The functional and operational requirements and costs of compliance with such laws and regulations may adversely impact our business, and failure to enable our solutions to comply with such laws and regulations could lead to significant fines and penalties imposed by regulators, as well as claims by our customers or third parties. These domestic and international legislative and regulatory initiatives could adversely affect our customers’ ability or desire to collect, use, process, store and disclose personal information and health data using our solutions, or to license data products from us, which could reduce demand for our solutions.

We have established frameworks, models, processes and technologies designed to manage privacy and security for many data types and from a variety of sources, though such measures may not always be effective. We rely on our data suppliers to collect, use, and deliver information to us in a form and manner that complies with applicable Privacy Laws. Due to the complex and evolving nature of Privacy Laws, we cannot guarantee that the safeguards and controls employed by us or our data suppliers will be sufficient to prevent a breach of these laws, or that claims, complaints, investigations, or inquiries will not be filed or lodged against us or our data suppliers despite such safeguards and controls. Failure to comply with such Privacy Laws, certain certification/registration requirement, annual re-certification/registration requirements associated with these Privacy Laws, and failure to resolve any serious privacy or security related complaints or requests, may result in, among other things, regulatory sanctions, criminal prosecution, civil liability, negative publicity, damage to our reputation, or data being blocked from use or liability under contractual provisions.

Legal and Regulatory Risks

Our platform addresses heavily regulated functions within the healthcare ecosystem and such regulations and laws are subject to change. Failure to comply with applicable laws and regulations could lessen the demand for our solutions or subject us to significant claims and losses.

Our customers use our platform for business activities that are subject to a complex regime of global laws and regulations, including requirements for maintenance of electronic records and electronic signatures, requirements regarding processing of health data, and other laws and regulations. Our customers expect to be able to use our platform in a manner that is compliant with the regulations to which they are subject. Our efforts to provide solutions that comply with such laws and regulations are time-consuming and costly and include validation procedures that may delay the release of new versions of our solutions. As these laws and regulations change over time, we may find it difficult to adjust our platform to comply with such changes.

As we increase the number of intelligence modules we offer and potentially the number of countries in which we operate, the complexity of adjusting our solutions to comply with legal and regulatory changes will increase. If we are unable to effectively manage this increased complexity or if we are not able to provide solutions that can be used in compliance with applicable laws and regulations, customers may be unwilling to use our solutions, and any such non-compliance could result in the termination of our customer agreements or claims arising from such agreements with our customers.

We are subject to sanctions, anti-corruption, anti-bribery, anti-money laundering and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and have a material adverse effect on our business, financial condition and results of operations.

We are subject to applicable anti-corruption, anti-bribery, and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.K. Bribery Act 2010. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years. The FCPA and other anti-corruption laws prohibit companies and their employees and agents from corruptly promising, authorizing, making, offering or providing anything of value to a foreign government official for the purpose of influencing official decisions or obtaining or retaining business, or otherwise obtaining an improper business advantage. The FCPA also requires that we keep accurate books and records and maintain a system of adequate internal controls. The UK Bribery Act 2010 and other anti-corruption laws also prohibit commercial bribery not involving government officials, and requesting or accepting bribes. We also are subject to applicable anti-money laundering laws, which prohibit engaging in certain transactions involving criminally-derived property or the proceeds of criminal activity. Our activities are also subject to applicable trade and economic sanctions laws and regulations, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control and the U.S. Department of State. These sanctions laws and regulations prohibit certain transactions involving sanctioned countries, governments, and persons without a license or other appropriate authorization. As we increase our international sales and business, our risks under these laws may increase. Changes to U.S. sanctions policy could also affect our ability to interact, directly and indirectly, with targeted persons or companies, or companies in sanctioned markets. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage and other consequences. Any investigations, actions or sanctions could have a material adverse effect on our business, financial condition and results of operations. In addition, in the future we may use third parties to sell access to our platform and conduct business on our behalf abroad. We or such future third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, which increases our risks under the FCPA and other public corruption laws. We can be held liable for the corrupt or other illegal activities by our employees and, in certain circumstances, by our third-party intermediaries, even if we do not explicitly authorize such activities. Although we have controls in place to promote compliance with these laws and regulations, we cannot provide assurance that our internal controls and compliance systems will always prevent illegal or improper acts by employees, agents, third parties, or business partners. Controls intended to prevent access to our platform from certain geographies may not be effective in all cases.

Any violation or allegation of violations of economic and trade sanctions laws, the FCPA or other applicable anti-corruption laws, or anti-money laundering laws could subject us to significant sanctions, including civil or criminal fines and penalties, disgorgement of profits, injunctions and debarment from government contracts, as well as related stockholder lawsuits and other remedial measures, all of which could adversely affect our reputation, business, financial condition and results of operations, and could also result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, any of which could have a material adverse effect on our reputation, business, results of operations and prospects.

We could be subject to claims brought by our customers, which could be costly and time consuming to defend.

We could be, from time to time, subject to claims brought by our customers in connection with commercial disputes or other proceedings. We may incur material costs and expenses in connection with any claims, including but not limited to fines or penalties and legal costs, or be subject to other remedies, any of which could have a material adverse effect on our business, financial condition and results of operations. Insurance may not cover such claims, may not be sufficient for one or more such claims and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, management distraction or reputational harm, which could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to litigation, investigations or other actions, which could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

In the ordinary course of business, we may be involved in and subject to litigation for a variety of claims or disputes and receive regulatory inquiries. These claims, lawsuits and proceedings could include labor and employment, wage and hour, commercial, data privacy, antitrust, alleged securities law violations or other investor claims and other matters. The number and significance of these potential claims and disputes may increase as our business expands. Any claim against us, regardless of its merit, could be costly, divert management’s attention and operational resources and harm our reputation. As litigation is inherently unpredictable, we cannot assure you that any potential claims or disputes will not have a material adverse effect on our business, financial condition and results of operations. Any claims or litigation, even if fully indemnified or insured, could make it more difficult to effectively compete or to obtain adequate insurance in the future.

In addition, we may be required to spend significant resources to monitor and protect our contractual, intellectual property and other rights, including collection of payments and fees. Litigation has been and may be necessary in the future to enforce such rights. Such litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of our rights. Further, our efforts to enforce our rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of such rights. Our inability to protect our rights as well as any costly litigation or diversion of our management’s attention and resources, could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to liability if we breach our contracts, and our insurance may be inadequate to cover our losses.

We are subject to numerous obligations in our contracts with organizations using our platform, as well as vendors and other companies with which we do business. We may breach these commitments, whether through a weakness in our procedures, systems and internal controls, negligence or through the willful act of an employee or contractor. Our insurance policies, including our errors and omissions insurance, may be inadequate to compensate us for the potentially significant losses that may result from claims arising from breaches of our contracts, as well as disruptions in our services, failures or disruptions to our infrastructure, catastrophic events and disasters or otherwise.

In addition, our insurance may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention. Further, such insurance may not be available to us in the future on economically reasonable terms, or at all.

We may be subject to legal liability for collecting, displaying or distributing information.

Because the content in our database is collected from various sources and distributed to others, we may be subject to claims for breach of contract, defamation, negligence, unfair competition or copyright or trademark infringement or claims based on other theories, such as breach of laws related to privacy and data protection. We could also be subject to claims based upon the content that is accessible from our website through links to other websites or information on our website supplied by third parties. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against any claims and we could be subject to public notice requirements that may affect our reputation. Our potential liability for information distributed by us to others could require us to implement measures to reduce our exposure to such liability, which may require us to expend substantial resources and limit the attractiveness of our analytics to users.

Risks Related to Intellectual Property

We may not be able to adequately protect our proprietary and intellectual property rights in our data analytics or data science.

Our success is dependent, in part, upon protecting our proprietary information and technology including our trade secrets and other unpatented intellectual property, which our competitors could use to market and deliver similar solutions, decreasing the demand for our platform. We may be unsuccessful in adequately protecting the proprietary aspects of our technology and solutions such as our proprietary software and databases. To protect our intellectual property rights, we primarily rely upon trade secret law, including by entering into confidentiality and non-disclosure agreements, and other contractual arrangements, along with copyright law, rather than on registered intellectual property such as patents or registered trademarks. No assurance can be given that confidentiality, non-disclosure, or invention assignment agreements with employees, consultants or other parties will not be breached and will otherwise be effective in controlling access to and distribution of our platform, or certain aspects of our platform and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our platform. Additionally, certain unauthorized use of our intellectual property may go undetected, or we may face legal or practical barriers to enforcing our legal rights even where unauthorized use is detected.

Current law may not provide for adequate protection of our platform or data analytics. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in datasets and Internet-related businesses are uncertain and evolving, and changes in these standards may adversely impact the viability or value of our proprietary rights. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our platform, or certain aspects of our platform, or our data analytics may be unenforceable under the laws of certain jurisdictions. Further, the laws of some countries in which we operate or intend to operate do not protect proprietary rights to the same extent as the laws of the U.S., and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. To the extent we expand our international activities, our exposure to unauthorized copying and use of our data analytics or certain aspects of our platform, or our data analytics may increase. Further, competitors, foreign governments, foreign government-backed actors, criminals or other third parties may gain unauthorized access to our proprietary information and technology. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our technology and intellectual property.

To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights, and we may or may not be able to detect infringement by our customers or third parties. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new features, integrations and capabilities, result in our substituting inferior or more costly technologies into our platform, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new features, integrations and capabilities, and we cannot be certain that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete and have a material adverse effect on our business, financial condition and results of operations.

Further, third parties may misappropriate our data or data analytics through website scraping, robots or other means and aggregate and display this data or data analytics on their websites. In addition, “copycat” websites may misappropriate data or data analytics on our website or platform and attempt to imitate our brands or the functionality of our website or platform. We may not be able to detect all such copycats in a timely manner and, even if we could, technological and legal measures available to us may be insufficient to stop their operations and the misappropriation of our data or data analytics. Any measures that we may take to enforce our rights could require us to expend significant financial or other resources.

We may be subject to claims by others that we are infringing on their intellectual property rights.

Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities, may own or claim to own intellectual property relating to our product offering. From time to time, third parties may claim that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. As competition in our market grows, the possibility of patent infringement, trademark infringement and other intellectual property claims against us increases. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Because patent applications can take years to issue and are often afforded confidentiality for some period of time there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more aspects of our technology and services.

Third parties may assert claims that we or our customers infringe their intellectual property rights and these claims, with or without merit, could be expensive to litigate, cause us to incur substantial costs and divert management resources and attention in defending the claim. In some jurisdictions, plaintiffs can also seek injunctive relief that may limit the operation of our business or prevent the marketing and selling of our services that infringe or allegedly infringe on the plaintiff’s intellectual property rights. To resolve these claims, we may enter into licensing agreements with restrictive terms or significant fees, stop selling, be required to implement costly redesigns to the affected services, or pay damages to satisfy contractual obligations to others. If we do not resolve these claims in advance of a trial, there is no guarantee that we will be successful in court. These outcomes could have a material adverse effect on our business, financial condition and results of operations.

In addition, certain contracts with our suppliers or customers contain provisions whereby we indemnify, subject to certain limitations, the counterparty for damages suffered as a result of claims related to intellectual property infringement and the use of data analytics. Claims made under these provisions could be expensive to litigate and could result in significant payments. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Our business could be adversely impacted by changes in laws and regulations related to the Internet or changes in access to the Internet generally.

The future success of our Internet-based business depends upon the continued use of the Internet as a primary medium for communication, business applications, and commerce. Federal or state government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Legislators, regulators, or government bodies or agencies may also make legal or regulatory changes or interpret or apply existing laws or regulations that relate to the use of the Internet in new and materially different ways. Changes in these laws, regulations or interpretations could require us to modify our platform in order to comply with these changes, to incur substantial additional costs or divert resources that could otherwise be deployed to grow our business, or expose us to unanticipated civil or criminal liability, among other things.

In addition, additional taxes, fees or other charges have been imposed and may, in the future, be imposed for Internet access or commerce conducted via the Internet. Internet access is frequently provided by companies that have significant market power and could take actions that degrade, disrupt or increase the cost of our customers’ use of our platform, which could negatively impact our business. Net neutrality rules, which were designed to ensure that all online content is treated the same by Internet service providers and other companies that provide broadband services, were repealed by the Federal Communications Commission effective June 2018. The repeal of the net neutrality rules could force us to incur greater operating expenses or our customers’ use of our platform could be adversely affected, either of which could harm our business and results of operations.

These developments could limit the growth of Internet-related commerce or communications generally or result in reductions in the demand for Internet-based platforms and services such as ours, increased costs to us or the disruption of our business. Furthermore, as the Internet continues to experience growth in the numbers of users, frequency of use and amount of data transmitted, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. Moreover, the performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms,” and similar malicious programs and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the Internet generally, or our platform specifically, is adversely affected by these or other issues, we could be forced to incur substantial costs, demand for our platform could decline, and our results of operations and financial condition could be harmed.

Risks Related to Certain Tax Matters

Unanticipated changes in our effective tax rate and additional tax liabilities may impact our financial results.

We will be subject to taxes in the U.S. and certain foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions, including the U.S., may be subject to change. In particular, there are current proposals from the president and Congress in the U.S., which if enacted, could result in additional federal income taxes being imposed on us. For example, the U.S. government may enact significant changes to the taxation of business entities, including, among others, a permanent increase in the corporate income tax rate, an increase in the tax applicable to the global low-taxed income and the imposition of minimum taxes or surtaxes on certain types of income. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or their interpretation.

We may also be subject to additional tax liabilities and penalties due to changes in non-income based taxes resulting from changes in federal, state or foreign tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to the business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period. Any resulting increase in our tax obligation or cash taxes paid could adversely affect our cash flows and financial results.

Changes in tax laws or regulations in the various tax jurisdictions we are subject to that are applied adversely to us or our paying customers could increase the costs of our platform and harm our business.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could harm our domestic and foreign business operations and our business, financial condition and results of operations. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our paying customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our paying customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future paying customers may elect not to subscribe to our platform in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our paying customers’ and our compliance, operating and other costs, as well as the costs of our platform. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could harm our business, financial condition and results of operations.

Additionally, the application of U.S. federal, state, local and foreign tax laws to services provided electronically is unclear and continually evolving. Existing tax laws, statutes, rules, regulations or ordinances could be interpreted or applied adversely to us, possibly with retroactive effect, which could require us or our paying customers to pay additional tax amounts, as well as require us or our paying customers to pay fines or penalties, as well as interest for past amounts. If we are unsuccessful in collecting such taxes due from our paying customers, we could be held liable for such taxes, fines or penalties and thereby have a material adverse effect on our business, financial condition and results of operations.

Our results of operations may be harmed if we are required to collect sales or other related taxes for subscriptions to our platform in jurisdictions where we have not historically done so.

States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. The application of federal, state, local and foreign tax laws to services provided electronically is unclear and continually evolving. In particular, the applicability of sales taxes to our platform in various jurisdictions is unclear. We collect and remit U.S. sales tax and foreign value-added tax (“VAT”), in a number of jurisdictions. It is possible, however, that we could face sales tax or VAT audits and that our liability for these taxes could exceed our estimates as state and foreign taxing authorities could still assert that we are obligated to collect additional tax amounts from our paying customers and remit those taxes to those authorities. We could also be subject to audits in states and foreign jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales tax, VAT or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes and VAT could result in substantial tax liabilities for past sales or services, discourage organizations from subscribing to our platform, or otherwise have a material adverse effect on our business, financial condition and results of operations.

Further, one or more state or foreign taxing authorities could seek to impose additional sales tax, use tax, VAT or other tax collection and record-keeping obligations on us or may determine that such taxes should have, but have not been, paid by us. Liability for past taxes may also include substantial interest and penalty charges. Any successful action by state or foreign taxing authorities to compel us to collect and remit sales tax, use tax, VAT or other taxes, either retroactively and/or prospectively, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Accounting and Financial Reporting Matters

Deferred revenue and change in deferred revenue may not be accurate indicators of our future financial results.

The annualized value of some customer subscriptions may not be completely reflected in deferred revenue at any single point in time. We may agree to allow customers to change the renewal dates of their orders to, for example, align more closely with a customer’s annual budget process or to align with the renewal dates of other orders placed by other entities within the same corporate control group, or to change payment terms from annual to quarterly, or vice versa. Such changes typically result in an order of less than one year as necessary to align all orders to the desired renewal date and, thus, may result in a lesser increase to deferred revenue than if the adjustment had not occurred. Additionally, changes in renewal dates may change the fiscal quarter in which deferred revenue associated with a particular order is booked. However, many companies that provide cloud-based software report changes in deferred revenue or calculated billings as key operating or financial metrics, and it is possible that analysts or investors may view these metrics as important. Thus, any changes in our deferred revenue balances or deferred revenue trends, or in the future, our unbilled accounts receivable balances or trends, could adversely affect the market price of our Class A Common Stock.

Because we recognize subscription revenue over the subscription term, downturns or upturns in new sales and renewals are not immediately reflected in full in our results of operations.

We recognize revenue from subscriptions to our platform on a straight-line basis over the term of the contract subscription period beginning on the date access to our platform is granted, provided all other revenue recognition criteria have been met. Our subscription arrangements generally have contractual terms requiring advance payment for annual or quarterly periods. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from recurring subscriptions entered into during previous quarters. Consequently, a decline in new or renewed recurring subscription contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters.

Accordingly, the effect of significant downturns in new or renewed sales of our recurring subscriptions are not reflected in full in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers is typically recognized over the applicable subscription term. By contrast, a majority of our costs are expensed as incurred, which could result in our recognition of more costs than revenue in the earlier portion of the subscription term, and we may not attain profitability in any given period.

We have broad discretion in the use of our cash balances and may not use them effectively.

We have broad discretion in the use of our cash balances and may not use them effectively. The failure by our management to apply these funds effectively could adversely affect our business, financial condition and results of operations. Pending their use, we may invest our cash balances in a manner that does not produce income or that loses value. Our investments may not yield a favorable return to our investors and may have a material adverse effect on the price of our Class A Common Stock.

We have a significant amount of goodwill and intangible assets on our balance sheet, and our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.

We have a significant amount of goodwill and intangible assets on our balance sheet, and our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets. Our balance sheet reflects goodwill of $1.3 billion as of December 31, 2021 and 2020, and intangible assets, net of $352.5 million and $410.2 million as of December 31, 2021 and 2020, respectively. In accordance with U.S. GAAP, goodwill and intangible assets with an indefinite life are not amortized but are subject to a periodic impairment evaluation. Goodwill and acquired intangible assets with an indefinite life are tested for impairment at least annually or when events and circumstances indicate that fair value of a reporting unit may be below their carrying value. Acquired intangible assets with definite lives are amortized on a straight-line basis over the estimated period over which we expect to realize economic value related to the intangible asset. In addition, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. If indicators of impairment are present, we evaluate the carrying value in relation to estimates of future undiscounted cash flows. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of the businesses we have acquired, which in turn depend in part on how well we have integrated these businesses into our own business. Judgments made by management relate to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows of the carrying amounts of such assets. The accuracy of these judgments may be adversely affected by several factors, including significant:

•
underperformance relative to historical or projected future operating results;
•
changes in the manner of our use of acquired assets or the strategy for our overall business;
•
negative industry or economic trends; or
•
decline in our market capitalization relative to net book value for a sustained period.

These types of events or indicators and the resulting impairment analysis could result in impairment charges in the future. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets. Such impairment charges could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Indebtedness

We may not be able to secure sufficient additional financing on favorable terms, or at all, to meet our future capital needs.

We may require additional capital in the future to pursue business opportunities or acquisitions or respond to challenges and unforeseen circumstances. We may also decide to engage in equity or debt financings or enter into additional credit facilities for other reasons. We may not be able to secure additional debt or equity financing in a timely manner, on favorable terms, or at all. Any debt financing we obtain in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities, including potential acquisitions.

Any default under our debt agreements could have significant consequences.

The Credit Agreement contains covenants imposing certain restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The Credit Agreement contains restrictive covenants including, with specified exceptions, limitations on our ability to incur debt and liens; make certain investments, acquisitions and loans; pay dividends or make other distributions; make payments on subordinated debt; enter into burdensome agreements or affiliate transactions; consolidate, merge or dissolve; acquire or dispose of assets; materially alter our business, amend our organizational documents or the terms of certain restricted debt; and modify our fiscal year end. The Credit Agreement also requires us to, commencing on the last day of the fiscal quarter ended December 31, 2021, maintain a maximum total leverage ratio.

Our ability to comply with these covenants under the Credit Agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these covenants could result in an event of default, which would permit Bank of America, N.A. (the “Administrative Agent”) or the specified threshold of lenders to declare all outstanding debt to be due and payable, together with accrued and unpaid interest. Our obligations under the Credit Agreement are secured by liens on substantially all of our assets, subject to agreed-upon exceptions. Any default by us under the Credit Agreement could have a material adverse effect on our business, financial condition and results of operations.

We may be adversely impacted by the potential discontinuation of the London Interbank Offered Rate (“LIBOR”).

We have loans under our Credit Agreement that use LIBOR as a reference rate. The financial authority that regulates LIBOR has announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR, only certain LIBOR tenors may continue beyond 2021 and the most widely used LIBOR tenors may continue until mid-2023. It is unclear if LIBOR will cease to exist, whether reforms to LIBOR may be enacted, precisely how any alternative reference rates would be calculated and published or whether alternative reference rates will gain market acceptance as a replacement for LIBOR. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, recommended replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by U.S. Treasury securities. Any transition from LIBOR may cause us to incur increased costs and additional risk. If LIBOR is discontinued or if the method of calculating LIBOR changes from its current form, interest rates on our current or future indebtedness may be adversely affected. If LIBOR is discontinued, interest rates will generally be based on an alternative variable rate specified in the documentation governing our indebtedness or as otherwise agreed upon. The alternative variable rate could be higher and more volatile than LIBOR prior to its discontinuance. If LIBOR is discontinued and no agreement on its replacement is reached, the loans under our Credit Agreement will use alternate base rate (“ABR”) as a reference rate. At this time, due to a lack of consensus as to what rate or rates may become accepted alternatives to LIBOR, it is impossible to predict the effect of any such alternatives on our liquidity, interest expense or the value of the loans under our Credit Agreement.

Our level of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

The total principal amount of debt outstanding, excluding unamortized debt issuance costs, under the 2021 Credit Agreement as of December 31, 2021 was $273.3 million. The loans under the 2019 Credit Agreement were repaid and the

2019 Credit Agreement was terminated on September 17, 2021 in connection with the IPO Transactions and the Credit Agreement.

Our indebtedness could have significant effects on our business, such as:

•
limiting our ability to borrow additional amounts to fund acquisitions, debt service requirements, execution of our growth strategy, capital expenditures and other purposes;
•
limiting our ability to make investments, including acquisitions, loans and advances, and to sell, transfer or otherwise dispose of assets;
•
requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our borrowings, which would reduce availability of our cash flow to fund working capital, acquisitions, execution of our growth strategy, capital expenditures and other general corporate purposes;
•
making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our ability to plan for and react to changing conditions;
•
placing us at a competitive disadvantage compared with our competitors that have less debt; and
•
exposing us to risks inherent in interest rate fluctuations because our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

In addition, we may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet our other cash needs. If we are not able to pay our borrowings as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it could have a material adverse effect on our business, financial condition and results of operation.

Pursuant to our Credit Agreement, we are required to maintain, commencing on the last day of the fiscal quarter ending December 31, 2021, on a consolidated basis, a maximum ratio of consolidated net debt to consolidated EBITDA (with certain adjustments as set forth in the Credit Agreement), tested as of the last day of any fiscal quarter. Events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy the financial covenant. We cannot assure you that we will satisfy the financial covenant in the future, or that our lenders will waive any failure to satisfy the financial covenant.

The failure to comply with the covenants under our Credit Agreement or volatility in the credit and capital markets could have a material adverse effect on our business, financial condition, liquidity and results of operation.

Our ability to manage our debt is dependent on our level of positive cash flow from the sale of our platform. An economic downturn may negatively impact our cash flows. Credit and capital markets can be volatile, which could make it more difficult for us to refinance our existing debt or to obtain additional debt or equity financings in the future. Such constraints could increase our costs of borrowing and could restrict our access to other potential sources of future liquidity. Future volatility or disruption in the credit and capital markets could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Our failure to comply with the covenants under the Credit Agreement or to have sufficient liquidity to make interest and other payments required by our debt could result in a default of such debt and acceleration of our borrowings, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Organizational Structure

We are a holding company and our principal asset is our 63.6% ownership interest in Definitive OpCo, and we are accordingly dependent upon distributions from Definitive OpCo to pay dividends, if any, and taxes, make payments under the Tax Receivable Agreement and pay other expenses.

We are a holding company and our principal asset is our ownership of 63.6% of the outstanding LLC Units (as of December 31, 2021), exclusive of unvested LLC Units. We have no independent means of generating revenue. Definitive OpCo is, and will continue to be, treated as a partnership for U.S. federal and applicable state and local income tax purposes and, as such, will generally not be subject to entity-level U.S. federal and applicable state and local income tax. Instead, the taxable income of Definitive OpCo is allocated to Unitholders, including us. Accordingly, we incur income taxes on our allocable share of any taxable income of Definitive OpCo. We also incur expenses related to our operations, and have obligations to make payments under the Tax Receivable Agreement. As the sole managing member of Definitive OpCo, we will cause Definitive OpCo to make distributions to the holders of LLC Units (including us) in amounts sufficient to (i) cover all of the income taxes payable on our and the other LLC Unit holders’ respective allocable shares of the taxable income of Definitive OpCo, (ii) allow us to make any payments required under the Tax Receivable Agreement, (iii) fund dividends to our stockholders in accordance with our dividend policy, to the extent that our board of directors declares such dividends and (iv) pay our expenses.

Deterioration in the financial condition, earnings or cash flow of Definitive OpCo and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that we need funds and Definitive OpCo is restricted from making such distributions to us under applicable law or regulation, as a result of covenants in its debt agreements or otherwise, we may not be able to obtain such funds on terms acceptable to us, or at all, which could have a material adverse effect on our liquidity and financial condition.

In certain circumstances, Definitive OpCo will be required to make distributions to us and the other holders of LLC Units, and the distributions that Definitive OpCo will be required to make may be substantial.

Under the Amended LLC Agreement, Definitive OpCo is required from time to time to make pro rata distributions in cash to us and the other holders of LLC Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the income taxes payable on our and the other LLC Unit holders’ respective allocable shares of the taxable income of Definitive OpCo. As a result of (i) potential differences in the amount of taxable income allocable to us and the other LLC Unit holders, (ii) the lower tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate (based on the tax rate applicable to individuals) in calculating Definitive OpCo’s distribution obligations, we may receive tax distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our board of directors, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, funding repurchases of Class A Common Stock, acquiring additional newly issued LLC Units from Definitive OpCo at a per unit price determined by reference to the market value of the Class A Common Stock, paying dividends, which may include special dividends, on its Class A Common Stock, or any combination of the foregoing. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. To the extent that we do not distribute such excess cash as dividends on our Class A Common Stock or otherwise take ameliorative actions between LLC Units and shares of Class A Common Stock and instead, for example, hold such cash balances, holders of our LLC Units (other than Definitive Healthcare Corp.) may benefit from any value attributable to such cash balances as a result of their ownership of Class A Common Stock following an exchange of their LLC Units, notwithstanding that such holders of our LLC Units (other than Definitive Healthcare Corp.) may previously have participated as holders of LLC Units in distributions by Definitive OpCo that resulted in such excess cash balances at Definitive Healthcare Corp.

The Tax Receivable Agreement with the TRA Parties requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that the payments we are required to make will be substantial.

Under the Tax Receivable Agreement, we are required to make cash payments to the TRA Parties equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) certain favorable tax attributes we acquired from the Blocker Companies, (ii) tax basis adjustments resulting from (a) acquisitions by us of LLC Units from existing holders and (b) future exchanges of LLC Units by Unitholders for Class A Common Stock or other consideration and (iii) certain payments made under the Tax Receivable Agreement. The payment obligations under the Tax Receivable Agreement are obligations of the Company and we expect that the amount of the cash payments that we are required to make under the Tax Receivable Agreement will be significant. Any payments made by us to the TRA Parties under the Tax Receivable Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the exchanging TRA Parties. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the TRA Parties that will not benefit holders of our Class A Common Stock to the same extent that it will benefit the TRA Parties.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the TRA Parties that will not benefit the holders of our Class A Common Stock to the same extent that it will benefit the TRA Parties. We entered into the Tax Receivable Agreement with Definitive OpCo and the TRA Parties, which provides for the payment by us to the TRA Parties of 85% of the amount of tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) certain favorable tax attributes we acquired from the Blocker Companies, (ii) tax basis adjustments resulting from (a) acquisitions by us of LLC Units from existing holders and (b) future exchanges of LLC Units by Unitholders for Class A Common Stock or other consideration and (iii) certain payments made under the Tax Receivable Agreement. Although we hold 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for our Class A Common Stock.

In certain cases, payments under the Tax Receivable Agreement to the TRA Parties may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, upon a breach of any of our material obligations under the Tax Receivable Agreement or if, at any time, we elect an early termination of the Tax Receivable Agreement, then our obligations, or our successor’s obligations, under the Tax Receivable Agreement to make payments will accelerate. The accelerated payments required in such circumstances will be calculated by reference to the present value (at a discount rate equal to LIBOR plus 100 basis points) of all future payments that holders of LLC Units or other recipients would have been entitled to receive under the Tax Receivable Agreement, and such accelerated payments and any other future payments under the Tax Receivable Agreement will be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.

As a result of the foregoing, we could be required to make payments under the Tax Receivable Agreement that are greater than the specified percentage of any actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement and we could be required to make payments under the Tax Receivable Agreement significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our obligations under the Tax Receivable Agreement.

The acceleration of payments under the Tax Receivable Agreement in the case of certain changes of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A Common Stock.

In the case of certain changes of control, payments under the Tax Receivable Agreement will be accelerated and may significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement. We expect that the payments that we may make under the Tax Receivable Agreement in the event of a change of control will be substantial. As a result, our accelerated payment obligations and/or the assumptions under the Tax Receivable Agreement in the case of a change of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A Common Stock in a change of control transaction.

We will not be reimbursed for any payments made to the TRA Parties under the Tax Receivable Agreement in the event that any tax benefits are disallowed.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the U.S. Internal Revenue Service, or the IRS, or another taxing authority may challenge all or part of the tax basis increases or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially affect a recipient’s payments under the Tax Receivable Agreement, then we will not be permitted to settle or fail to contest such challenge without the consent (not to be unreasonably withheld or delayed) of certain TRA Parties. The interests of the TRA Parties in any such challenge may differ from or conflict with our interests and your interests, and the TRA Parties may exercise their consent rights relating to any such challenge in a manner adverse to our interests and your interests. We will not be reimbursed for any cash payments previously made to the TRA Parties under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to a TRA Party are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a TRA Party will be netted against any future cash payments that we might otherwise be required to make to such TRA Party, as applicable, under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to a TRA Party for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. Moreover, the excess cash payments we previously made under the Tax Receivable Agreement could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. As a result, payments made under the Tax Receivable Agreement could be significantly in excess of any tax savings that we realize from the tax attributes could be that are the subject of the Tax Receivable Agreement

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), as a result of our ownership of Definitive OpCo, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

As the sole managing member of Definitive OpCo, we control and operate Definitive OpCo. On that basis, we believe that our interest in Definitive OpCo is an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of Definitive OpCo, or if Definitive OpCo itself becomes an investment company, our interest in Definitive OpCo, could be deemed an “investment security” for purposes of the 1940 Act.

We, and Definitive OpCo intend to conduct our operations so that we will not be deemed an investment company. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. If we were required to register as an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Risks Related to Ownership of Our Class A Common Stock

Future offerings of debt or equity securities by us may have a material adverse effect on the market price of our Class A Common Stock.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our Class A Common Stock or by offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. Any future debt financing could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Moreover, if we issue debt securities, the debt holders would have rights to make claims on our assets senior to the rights of our holders of our Class A Common Stock. The issuance of additional shares of our Class A Common Stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders and/or reduce the market price of our Class A Common Stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Class A Common Stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may have a material adverse effect on the amount, timing, or nature of our future offerings. Thus, holders of our Class A Common Stock bear the risk that our future offerings may reduce the market price of our Class A Common Stock and dilute their stockholdings in us.

Certain of our directors and stockholders will not have any obligation to present business opportunities to us and may compete with us.

Our amended and restated certificate of incorporation provides that our directors and stockholders affiliated with Advent, Spectrum Equity and 22C Capital do not have any obligation to offer us an opportunity to participate in business opportunities presented to them even if the opportunity is one that we might reasonably have pursued (and therefore may be free to compete with us in the same business or similar businesses) and that, to the extent permitted by law, such directors and stockholders will not be liable to us or our stockholders for breach of any duty by reason of any such activities.

As a result, our directors and stockholders affiliated with Advent, Spectrum Equity and 22C Capital will not be prohibited from investing in competing businesses or doing business with our customers. Therefore, we may be in competition with our directors and stockholders or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose certain corporate opportunities or suffer competitive harm, which could have a material adverse effect on our business, financial condition and results of operations.

We do not anticipate paying any dividends on our Class A Common Stock in the foreseeable future.

We do not currently intend to pay any cash dividends on our Class A Common Stock, and our Credit Agreement limits our ability to pay dividends on our Class A Common Stock. We may also enter into other credit agreements or other borrowing arrangements in the future that restrict or limit our ability to pay dividends on our Class A Common Stock. As a result, you may not receive any return on an investment in our Class A Common Stock unless you sell our Class A Common Stock for a price greater than that which you paid for it.

Our quarterly results of operations may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly results of operations may fluctuate due principally to seasonal factors. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. In addition, if we increase our marketing or promotional activity in certain periods, the seasonality of our business may be amplified. In the future, results of operations may fall below the expectations of securities analysts and investors. In that event, the price of our Class A Common Stock could be adversely impacted.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Class A Common Stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if our results of operations do not meet the expectations of the investor community, or one or more of the analysts who cover our company downgrade our stock, our stock price could decline.

The market price and trading volume of our Class A Common Stock may be volatile, which could result in rapid and substantial losses for our stockholders, and you may lose all or part of your investment.

Shares of our Class A Common Stock may experience significant volatility. An active, liquid and orderly market for our Class A Common Stock may not be sustained, which could depress the trading price of our Class A Common Stock or cause it to be highly volatile or subject to wide fluctuations. The market price of our Class A Common Stock may fluctuate or may decline significantly in the future and you could lose all or part of your investment. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our Class A Common Stock include:

•
variations in our quarterly or annual results of operations;
•
changes in our earnings estimates (if provided) or differences between our actual results of operations and those expected by investors and analysts;
•
the contents of published research reports about us or our industry or the failure of securities analysts to cover our Class A Common Stock;
•
additions or departures of key management personnel;
•
any increased indebtedness we may incur in the future;
•
announcements by us or others and developments affecting us;
•
actions by institutional stockholders;
•
litigation and governmental investigations;
•
legislative or regulatory changes;
•
judicial pronouncements interpreting laws and regulations;

•
changes in government programs;
•
changes in market valuations of similar companies;
•
speculation or reports by the press or investment community with respect to us or our industry in general;
•
announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, joint ventures or capital commitments; and
•
general market, political and economic conditions, including local conditions in the markets in which we operate.

These broad market and industry factors may decrease the market price of our Class A Common Stock, regardless of our actual financial performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, including recently. In addition, in the past, following periods of volatility in the overall market and decreases in the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

The market price of our Class A Common Stock could be negatively affected by sales of substantial amounts of our Class A Common Stock in the public markets.

As of December 31, 2021, approximately 64.4% of our outstanding Class A Common Stock are indirectly beneficially owned by Advent, and can be resold into the public markets in the future in accordance with the requirements of Rule 144.

In connection with our IPO, we and our officers, directors and holders of substantially all of our outstanding capital stock and other securities agreed, subject to specified exceptions, including an exception granted by Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC to permit the participation in the synthetic secondary by certain of our stockholders, unitholders, Sponsors, officers, directors and their affiliates, not to directly or indirectly:

•
sell, offer, contract or grant any option to sell (including any short sale), pledge, transfer, establish an open “put equivalent position” within the meaning of Rule 16a-l(h) under the Exchange Act,
•
otherwise dispose of any shares of Class A Common Stock, options or warrants to acquire shares of Class A Common Stock, or securities exchangeable or exercisable for or convertible into shares of Class A Common Stock currently or hereafter owned either of record or beneficially, or publicly announce an intention to do any of the foregoing through March 13, 2022 without the prior written consent of the representatives of the underwriters.

This restriction terminates after the close of trading of the Class A Common Stock on and including March 13, 2022. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC may, in their sole discretion and at any time or from time to time before the termination of such restriction, release all or any portion of the securities subject to such agreements.

The market price of our Class A Common Stock may decline significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of our Class A Common Stock might impede our ability to raise capital through the issuance of additional Class A Common Stock or other equity securities.

The future issuance of additional Class A Common Stock in connection with any equity plans, acquisitions or otherwise will dilute all other stockholdings.

As of December 31, 2021, we had an aggregate of 492,482,693 shares of Class A Common Stock authorized but unissued and not reserved for issuance under our equity incentive plans. We may issue all these shares of Class A Common Stock without any action or approval by our stockholders, subject to certain exceptions. The issuance of any Class A Common Stock in connection with any equity incentive plan, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by owners of our Class A Common Stock.

As a public company, we incur significant costs to comply with the laws and regulations affecting public companies, which could harm our business and results of operations.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the listing requirements of Nasdaq, and other applicable securities rules and regulations. These rules and regulations have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly, particularly after we cease to be an emerging growth company as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. For example, these rules and regulations could make it more difficult and more costly for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board or our board committees or as executive officers. Our management and other personnel devote a substantial amount of time to these compliance initiatives. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition and results of operations. We will need to hire more employees in the future to comply with these requirements, which will increase our costs and expenses.

Our management team and other personnel devote a substantial amount of time to new compliance initiatives, and we may not successfully or efficiently manage our transition to a public company. To comply with the requirements of being a public company, including the Sarbanes-Oxley Act, we are undertaking various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff or outsourcing certain functions to third parties, which could have a material adverse effect on our business, financial condition and results of operations.

Our current resources may not be sufficient to fulfill our public company obligations.

As a public company, we are subject to various regulatory requirements, including those of the SEC and Nasdaq. These requirements include record keeping, financial reporting and corporate governance rules and regulations. Historically, our management team has not had the resources typically found in a public company. Our internal infrastructure may not be adequate to support our increased reporting obligations and we may be unable to hire, train or retain necessary staff and may be reliant on engaging outside consultants or professionals to overcome our lack of experience or employees. If our internal infrastructure is inadequate, we are unable to engage outside consultants at a reasonable rate or attract talented employees to perform these functions or are otherwise unable to fulfill our public company obligations, it could have a material adverse effect on our business, financial condition and results of operations.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

We are an emerging growth company, as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and of stockholder approval of any golden parachute payments not previously approved. We may take advantage of some of these exemptions. If we do, we do not know if some investors will find our Class A Common Stock less attractive as a result. The result may be a less-active trading market for our Class A Common Stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. If we elect not to avail ourselves of this exemption, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We could remain an emerging growth company for up to five years or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (b) the date that we become a large accelerated filer as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1 billion in non-convertible debt securities in the preceding three-year period.

Delaware law and our organizational documents, as well as our existing and future debt agreements, may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.

Definitive Healthcare Corp. is a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third-party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, provisions of our amended and restated certificate of incorporation and amended and restated bylaws may make it more difficult for, or prevent a third-party from, acquiring control of us without the approval of our Board. Among other things, these provisions generally:

•
provide for a classified Board with staggered three-year terms;
•
do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
•
delegate the sole power of a majority of the Board to fix the number of directors;
•
provide that the Board has the sole power to fill any vacancy on our Board, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
•
authorize the issuance of preferred stock without any need for action by stockholders;
•
do not permit stockholders to call special meetings of stockholders;
•
prohibit our stockholders from acting by written consent once Advent’s ownership falls below 30%; and establish advance notice requirements for nominations for election to our Board or for proposing matters that can be acted on by stockholders at stockholder meetings.

In addition, our Credit Agreement imposes, and we anticipate that documents governing our future indebtedness may impose, limitations on our ability to enter into change of control transactions. The occurrence of a change of control transaction could constitute an event of default thereunder permitting acceleration of the indebtedness, thereby impeding our ability to enter into certain transactions.

The foregoing factors, as well as the significant Class A Common Stock ownership by Advent, could impede a merger, takeover or other business combination, or discourage a potential investor from making a tender offer for our Class A Common Stock, which, under certain circumstances, could reduce the market value of our Class A Common Stock.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case, to the fullest extent permitted by Delaware law. Pursuant to our charter, our directors will not be liable to us or any stockholders for monetary damages for any breach of fiduciary duty, except (i) for acts that breach his or her duty of loyalty to us or our stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, (iii) pursuant to Section 174 of the Delaware General Corporate Law (the “DGCL”), which provides for liability of directors for unlawful payments of dividends of unlawful stock purchase, or (iv) for any transaction from which the director derived an improper personal benefit. The amended and restated bylaws also require us, if so requested, to advance expenses that such director or officer incurred in defending or investigating a threatened or pending action, suit or proceeding, provided that such person will return any such advance if it is ultimately determined that such person is not entitled to indemnification by us. Any claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and designates the federal district courts of the United States as the sole and exclusive forum for claims arising under the Securities Act, which, in each case could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers employees, agents or other stockholders.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (a) derivative action or proceeding brought on our behalf; (b) action asserting a claim of breach of a fiduciary duty owed by or other wrongdoing by any current or former director, officer, employee, agent or stockholder to us or our stockholders; (c) action asserting a claim arising under any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws (as either may be amended from time to time), or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (d) action asserting a claim governed by the internal affairs doctrine. For the avoidance of doubt, our amended and restated certificate of incorporation provides that the foregoing exclusive forum provision does not apply to actions brought to enforce any liability or duty created by the Securities Act or the Exchange Act, or any rules or regulations promulgated thereunder, or any other claim or cause of action for which the federal courts have exclusive jurisdiction.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for the resolution of any action asserting a claim arising under the Securities Act or the rules and regulations promulgated thereunder. Pursuant to the Exchange Act, claims arising thereunder must be brought in federal district courts of the United States.

To the fullest extent permitted by law, any person or entity purchasing or otherwise acquiring or holding any interest in any shares of our capital stock shall be deemed to have notice of and consented to the forum provision in our amended and restated certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with us or our directors, officers, other stockholders or employees, which may discourage such lawsuits, make them more difficult or expensive to pursue and result in outcomes that are less favorable to such stockholders than outcomes that may have been attainable in other jurisdictions.

By agreeing to this provision, however, stockholders are not deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to issue preferred stock may deter takeover attempts.

Our Board is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting or other rights, which could decrease the amount of earnings and assets available for distribution to holders of our Class A Common Stock and adversely affect the relative voting power or other rights of the holders of our Class A Common Stock. In the event of issuance, the preferred stock could be used as a method of discouraging, delaying or preventing a change in control. Our amended and restated certificate of incorporation authorizes the issuance of up to 10 million shares of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our Board. Although we have no present intention to issue any shares of our preferred stock, we may do so in the future under appropriate circumstances.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Framingham, Massachusetts and consists of approximately 96,936 square feet of space under leases that expire in January 2029, with extension options. As of December 31, 2021, we have other offices in Vermont and Sweden. We lease all of our facilities and do not own any real property. We believe that our facilities are adequate for our current and anticipated future use and that we will be able to secure additional space as needed to accommodate expansion of our operations.

Item 3. Legal Proceedings.

We are subject to various legal proceedings, claims, and governmental inspections, audits, or investigations that arise in the ordinary course of our business. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters would not be expected to have a material adverse effect on our business, results of operations or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our Class A Common Stock is listed and traded on the Nasdaq Global Select Market under the trading symbol "DH". There is no established public trading market for our Class B Common Stock.

Stockholders

As of March 11, 2022, there were 60 holders of record of our Class A Common Stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Stock Performance Graph

The following shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our other filings under the Securities Act or the Exchange Act.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Total Return (^XCMP) and the S&P 500 Health Care Technology Industry Index, assuming an initial investment of $100 at the market close on September 15, 2021, the date our stock commenced trading on the Nasdaq Global Select Market. Data for the Nasdaq Composite Total Return and S&P 500 Health Care Technology Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Recent Sales of Unregistered Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

See "Recent Developments—Initial Public Offering" and "Recent Developments—Follow-On Offering".

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion includes a comparison of our results of operations, financial condition, and liquidity and capital resources for fiscal years 2021 and 2020. For a comparison of our results of operations and financial condition, and liquidity and capital resources for fiscal years 2020 and 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus filed with the SEC on September 16, 2021. This discussion is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying Notes to the Financial Statements found in Part II, Item 8 of this Form 10-K. It contains forward-looking statements that involve risks and uncertainties and our actual results may differ materially from those discussed. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part I, Item 1A of this Form 10-K.

Overview

Definitive Healthcare provides healthcare commercial intelligence. Our solutions provide accurate and comprehensive information on healthcare providers and their activities to help our customers optimize everything from product development to go-to-market planning and sales and marketing execution. Delivered through our software as a service ("SaaS") platform, our intelligence has become important to the commercial success of our over 2,800 customers as of December 31, 2021. We define a customer as a company that maintains one or more active paid subscriptions to our platform.

Our customers include biopharmaceutical and medical device companies, healthcare information technology companies, healthcare providers and other diversified companies, such as staffing firms, commercial real estate firms, financial institutions and other organizations seeking commercial success in the attractive but complex healthcare ecosystem. Within these organizations, our platform is leveraged by a broad set of functional groups, including sales, marketing, clinical research & product development, strategy, talent acquisition and physician network management. We offer access to our platform on a subscription basis and we generate substantially all of our revenue from subscription fees, which accounted for 99% of revenue in 2021.

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

Recent Developments

Reorganization Transactions

Definitive Healthcare Corp. was incorporated in May 2021, with no operating assets or operations for the purposes of facilitating an IPO of its Class A Common Stock (the “IPO”) and other related transactions in order to carry on the business of Definitive OpCo following the consummation of the Reorganization Transactions.

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

Initial Public Offering

On September 17, 2021, Definitive Healthcare Corp. completed the IPO, in which it sold 17,888,888 shares of Class A Common Stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $27.00 per share for net proceeds of $452.8 million, after deducting underwriters’ discounts and commissions (but excluding other offering expenses). The IPO was registered pursuant to a registration statement on Form S-1 (File No. 333-258990) that was declared effective by the SEC on September 14, 2021.

Definitive Healthcare Corp. used net proceeds from the IPO to (i) acquire 14,222,222 newly issued LLC Units ("LLC Units") from Definitive OpCo, (ii) acquire 1,169,378 LLC Units from certain holders who hold their ownership in Definitive OpCo in the form of LLC Units (the holders of all outstanding LLC Units in Definitive OpCo are collectively referred to herein as the "Unitholders") and (iii) repurchase 2,497,288 shares of Class A Common Stock received by certain of our stockholders in the Reorganization Transactions at a purchase price per LLC Unit and share of Class A Common Stock, in each case equal to the IPO price of Class A Common Stock, after deducting the underwriting discounts and commissions. Definitive OpCo used net proceeds from the IPO to pay fees and expenses of approximately $11.4 million in connection with the IPO and the Reorganization Transactions and to repay $199.6 million, inclusive of accrued interest expense, of the outstanding borrowings under our 2019 Credit Agreement; and used the remainder for general corporate purposes.

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

Follow-On Offering

On November 15, 2021, Definitive Healthcare Corp. completed a follow-on offering, in which it sold 11,000,000 shares of Class A Common Stock at a public offering price of $36.00 per share for net proceeds of $382.1 million, after deducting underwriters’ discounts and commissions (but excluding other offering expenses and reimbursements).

Definitive Healthcare Corp. used net proceeds from the follow-on offering to (i) acquire 7,000,000 LLC Units from Definitive OpCo; (ii) purchase 1,766,762 LLC Units from certain unitholders; and (iii) repurchase 2,233,238 shares of Class A Common Stock received by certain of our stockholders at a purchase price per LLC Unit and share of Class A Common Stock, in each case equal to the follow-on price of Class A Common Stock, after deducting the underwriting discounts and commissions. Definitive OpCo used net proceeds from the follow-on offering to pay fees and expenses of approximately $1.6 million in connection with the follow-on offering and used the remainder for general corporate purposes.

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

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depends on many factors, including the following:

Acquiring New Customers

We plan to continue to organically grow the number of customers that use our platform by increasing demand for our platform and penetrating our addressable market. Our results of operations and growth prospects will depend in part on our ability to attract new customers. We intend to drive new customer acquisition with our efficient go-to-market engine by continuing to invest in our sales and marketing efforts and developing new use cases for our platform. As of December 31, 2021 and December 31, 2020, we had over 2,800 and 2,600 customers, respectively. We define a customer as a company that maintains one or more active paid subscriptions to our platform. We have identified more than 100,000 potential customers across the healthcare ecosystem that we believe could benefit from our platform. Our ability to attract and acquire new customers is dependent on the strength of our platform and effectiveness of our go-to-market strategy.

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

Our platform currently offers 16 intelligence modules. Our success in expanding usage of our platform with our existing customers is demonstrated by our NDR (see "Key Metrics"). For the year ended December 31, 2021, our NDR for customers generating more than $100,000 in ARR ("Enterprise Customers") was 120% and our NDR for all customers over $17,500 ARR was 111%. For the year ended December 31, 2020, our NDR for Enterprise Customers was 124% and our NDR for all customers over $17,500 ARR was 108%.

Continuing to Innovate and Expand Our Platform

The growth of our business is driven in part by our ability to apply our deep healthcare domain expertise to innovate and expand our platform. We have continually created new products since our founding in 2011 and have launched 16 highly integrated intelligence modules to date. We plan to continue to invest significantly into our engineering and research and development efforts to enhance our capabilities and functionality and facilitate the expansion of our platform to new use cases and customers. In addition, we work to continuously release updates and new features. While we are primarily focused on organic investments to drive innovation, we will also evaluate strategic acquisitions and investments that further expand our platform.

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

Adjusted Gross Profit

We define Adjusted Gross Profit as revenue less cost of revenue (excluding acquisition-related depreciation and amortization and equity compensation costs) and Adjusted Gross Margin represents Adjusted Gross Profit as a percentage of revenue. Adjusted Gross Profit differs from gross profit, in that gross profit includes acquisition-related depreciation and amortization expense and equity compensation costs. Adjusted Gross Profit and Adjusted Gross Margin are key metrics used by management and our board of directors to assess our operations.

We exclude acquisition-related depreciation and amortization expense as they have no direct correlation to the cost of operating our business on an ongoing basis. A small quantity of equity-based compensation is included in cost of revenue in accordance with GAAP but is excluded from our Adjusted Gross Profit calculations due to its non-cash nature.

The following table presents a reconciliation of Gross Profit to Adjusted Gross Profit and Adjusted Gross Margin for the periods presented:

	Year Ended December 31,
(dollars in thousands)	2021	2020
Reported gross profit	$125,465	$87,849
Amortization of intangible assets resulting from acquisition- related purchase accounting adjustments (a)	20,220	19,169
Equity-based compensation	277	62
Adjusted Gross Profit	145,962	107,080
Revenue	$166,154	$118,317
Adjusted Gross Margin	88%	91%

(a)
Amortization of intangible assets resulting from purchase accounting adjustments represents non-cash amortization of acquired intangibles, primarily resulting from the Advent Acquisition.

Adjusted EBITDA

We present “Adjusted EBITDA” as a measure of our operating performance. EBITDA is defined as earnings before (i) debt-related costs, including interest expense and loss on extinguishment of debt, (ii) interest income, (iii) income taxes and (iv) depreciation and amortization. Management further adjusts EBITDA in its presentation of Adjusted EBITDA to exclude (i) other (income) expense, (ii) equity-based compensation, (iii) transaction expenses and (iv) other non-recurring expenses. Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of revenue. Adjusted EBITDA and Adjusted EBITDA Margin are key metrics used by management and our board of directors to assess the profitability of our operations. We believe these metrics provide useful measures to investors to assess our operating performance because these metrics eliminate non-recurring and unusual items and non-cash expenses, which we do not consider indicative of ongoing operational performance. We believe that these metrics are helpful to investors in measuring the profitability of our operations on a consolidated level.

The following table presents a reconciliation of Net loss to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(dollars in thousands)	2021	2020
Net loss	$(61,257)	$(51,157)
Interest expense, net	25,871	36,490
Loss on extinguishment of debt	9,873	—
Provision for income taxes	675	—
Depreciation & amortization	59,947	59,580
EBITDA	35,109	44,913
Other (income) expense, net (a)	(143)	222
Equity-based compensation (b)	9,957	1,747
Transaction expenses (c)	6,287	3,776
Other non-recurring items (d)	4,780	2,847
Adjusted EBITDA	$55,990	$53,505
Revenue	$166,154	$118,317
Adjusted EBITDA Margin	34%	45%

(a)
Primarily represents foreign exchange remeasurement gains and losses.
(b)
Equity-based compensation represents non-cash compensation expense recognized in association with equity awards made to employees and directors.
(c)
Transaction expenses primarily represent legal, accounting and consulting expenses and fair value adjustments for contingent consideration related to our acquisitions.
(d)
Non-recurring items represent expenses that are typically one-time or non-operational in nature. One-time expenses are comprised primarily of professional fees and other costs related to IPO readiness for the year ended December 31, 2021.

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

The following table presents our remaining performance obligations, including cRPO as of December 31, 2021 and 2020:

	December 31,	December 31,
(in thousands)	2021	2020
Current (cRPO)	$155,134	$114,284
Non-current	95,354	58,250
Total remaining performance obligation	$250,488	$172,534

Impact of Acquisitions and Investments

We seek to enhance our platform, data and business through internal development and through acquisitions of and investments in businesses that broaden and strengthen our platform. In December 2021, we made a $40.0 million investment in Analytical Wizards Inc., a company that specializes in automating complex analytic models using tools that expedite efficient big data mining through A.I. and M.L. power to uncover deep insights. In October 2020, we acquired Monocl, a cloud-based platform with millions of expert profiles. In December 2019, we acquired HSE, a software analytics firm that helps life science companies and healthcare providers find patient clusters who would most benefit from their products and services. In January 2019, we acquired HIMSS Analytics, a global healthcare advisor providing guidance and market intelligence solutions. In June 2016, we acquired Billian’s HealthDATA, a provider of data and analytics on U.S. healthcare organizations. In October 2015, we acquired US Lifeline, a provider of real- world data and intelligence for the healthcare supply chain. These acquisitions and investments have strengthened our data platform and our business. Acquisitions can result in transaction costs, amortization expense and other adjustments as purchase accounting requires that all assets acquired and liabilities assumed be recorded at fair value on the acquisition date.

Components of our Results of Operations

Revenue

For the year ended December 31, 2021, we derived approximately 99% of our revenue from subscription services and the remainder from professional services. Our subscription services consist primarily of subscription fees for access to our platform. Our subscription contracts typically have a term ranging from 1 to 3 years and are non-cancellable. We typically bill for services in advance annually, and we typically require payment at the beginning of each annual period. Our subscription revenue is recognized ratably over the contract term. Our professional services revenue typically is derived from consulting services which are generally capable of being distinct and can be accounted for as separate performance obligations. Revenue related to these professional services is insignificant and is recognized at a point in time, when the performance obligations under the terms of the contract are satisfied and control has been transferred to the customer.

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

Operating Expenses

The most significant component of our operating expenses is personnel costs, which consist of salaries, bonuses, sales commissions, equity-based compensation, and other employee-related benefits. Operating expenses also include non-personnel costs such as facilities, technology, professional fees, and marketing.

Sales and marketing. Sales and marketing expenses primarily consist of personnel costs such as salaries, bonuses, sales commissions, equity-based compensation, and other employee-related benefits for our sales and marketing teams, as well as non-personnel costs including overhead costs, technology and marketing costs. We expect that sales and marketing expenses as a percentage of revenue may stay consistent in 2022 and moderately decrease thereafter, as we realize operating leverage in the business. We continue to hire additional sales and marketing personnel, enhance our digital marketing infrastructure and invest in marketing programs targeting our major vertical markets.

Product development. Product development expenses primarily consist of personnel costs such as salaries, bonuses, equity-based compensation, and other employee-related benefits for our engineering, data science and product teams, as well as non-personnel costs including overhead costs. We believe that our core technologies and ongoing innovation represent a significant competitive advantage for us, and we expect our product development expenses to continue to increase as we further strengthen and enhance our solutions. We anticipate that product development expense as a percentage of revenue will stay consistent or modestly increase as we continue to invest in systems optimization and module improvements for our customers, enhance our software development team and continue to invest in automation and A.I. to drive higher quality data and deeper insights.

General and administrative. General and administrative expenses primarily consist of personnel costs such as salaries, bonuses, equity-based compensation, and other employee-related benefits for our executive, finance, legal, human resources, IT and other administrative teams, as well as non-personnel costs including overhead costs, professional fees, expenses associated with preparation for the IPO and other corporate expenses. We anticipate that general and administrative costs will significantly increase relative to prior periods due to the incremental costs associated with operating as a public company, including corporate insurance costs, additional accounting and legal expenses, and additional resources associated with controls, reporting, and disclosure. Due primarily to the costs associated with operating as a public company, we expect general and administrative costs as a percentage of revenue to increase in 2022 and then stay consistent, or modestly decrease thereafter, as we realize operating leverage in the business.

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

Interest expense, net consists primarily of interest expense on our debt obligations and the amortization of debt discounts and debt issuance costs, less interest income. We expect to realize a reduction in our interest expense during 2022 over prior periods as a result of a loan refinancing that occurred in conjunction with our IPO in September 2021.

Loss on extinguishment of debt consists of losses resulting from the write-off of unamortized deferred financing costs associated with loan repayments in conjunction with the September 2021 refinancing.

Foreign currency transaction loss consists primarily of realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency. We do not have significant exposure to foreign exchange volatility and do not anticipate foreign currency transaction gains or losses to materially impact our results of operations.

Results of Operations

The following table sets forth a summary of our consolidated statements of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020
Revenue	$166,154	$118,317
Cost of revenue:
Cost of revenue exclusive of amortization shown below	19,421	11,085
Amortization	21,268	19,383
Total cost of revenue	40,689	30,468
Gross profit	125,465	87,849
Operating expenses:
Sales and marketing	56,387	34,332
Product development	18,565	11,062
General and administrative	30,528	12,927
Depreciation and amortization	38,679	40,197
Transaction expenses	6,287	3,776
Total operating expenses	150,446	102,294
(Loss) Income from operations	(24,981)	(14,445)
Other expense, net:
Foreign currency transaction gain (loss)	143	(222)
Interest expense, net	(25,871)	(36,490)
Loss on extinguishment of debt	(9,873)	—
Total other expense, net	(35,601)	(36,712)
Loss before income taxes	(60,582)	(51,157)
Provision for income taxes	(675)	—
Net loss	(61,257)	(51,157)
Less: Net loss attributable to Definitive OpCo prior to the Reorganization Transactions	(33,343)	(51,157)
Less: Net loss attributable to noncontrolling interests	(10,237)	—
Net loss attributable to Definitive Healthcare Corp.	$(17,677)	$—

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

Revenue

Revenue increased $47.8 million, or 40%, for the year ended December 31, 2021 compared with the same period in the prior year, driven almost entirely by higher subscription revenue. This increase was primarily due to net expansion with existing customers as well as organic addition of new customers, and to a lesser extent, new customers acquired through the acquisition of Monocl.

Cost of Revenue

Cost of revenue increased $10.2 million, or 34%, for the year ended December 31, 2021 compared with the same period in the prior year, primarily due to:

•
An increase in cost of revenue exclusive of amortization expense of $8.3 million for the year ended December 31, 2021, due primarily to additional data subscription contracts, increased hosting fees associated with additional product offerings, and, to a lesser extent, incremental personnel costs resulting from additional hiring during the year;
•
An increase in amortization expense of $1.9 million for the year ended December 31, 2021 driven primarily by technology and data acquired in the Monocl acquisition in October 2020.

Operating Expenses

Operating expenses increased $48.2 million, or 47%, for the year ended December 31, 2021 compared with the same period in the prior year. The increase was primarily due to:

•
An increase in sales and marketing expense of $22.1 million for the year ended December 31, 2021, due primarily to increased personnel costs resulting from additional hiring, including sales and marketing resources added through the Monocl acquisition;
•
An increase in general and administrative expense of $17.6 million for the year ended December 31, 2021, due primarily to increased personnel costs arising from additional hiring and the Monocl acquisition, incremental costs associated with preparing for an IPO and additional accounting, legal and insurance expenses. The increase was also driven by higher equity-based compensation relating to awards under a new post-IPO equity incentive plan and from the acceleration of an equity award associated with the retirement of an executive officer during the third quarter of 2021;
•
An increase in product development expense of $7.5 million for the year ended December 31, 2021, due primarily to increased personnel costs resulting from additional hiring, including product development resources added through the Monocl acquisition;
•
An increase in transaction expenses of $2.5 million for the year ended December 31, 2021, due primarily to fair value adjustments for contingent consideration arising from the Monocl acquisition and increased costs associated with prospective acquisitions and investments;
•
These increases were partially offset by decreases in depreciation and amortization expense of $1.5 million for the year ended December 31, 2021.

Other Expense, Net

Other expense, net decreased $1.1 million, or 3%, for the year ended December 31, 2021, compared with the same period in the prior year, primarily due to a decrease in interest expense, net of $10.6 million for the year ended December 31, 2021. The decrease was primarily attributable to lower outstanding debt in 2021 as well as lower interest rates as a result of a refinancing that occurred in September 2021. This was partially offset by a loss on the extinguishment of debt of $9.9 million resulting from the repayment in full of our term loan under the September 2021 refinancing.

Net loss

Net loss for the year ended December 31, 2021 increased by $10.1 million, or 20%, compared with the same period in the prior year, which was driven by the factors described above.

Liquidity and Capital Resources

Overview

As of December 31, 2021, we had $387.5 million of cash and cash equivalents and $75.0 million available under our revolving credit facility. Our principal sources of liquidity are cash and cash equivalents on hand, primarily from our IPO and follow-on offerings that occurred in September and November 2021, respectively, as well as the cash flows we generate from operations. Our principal uses of liquidity have been primarily for investment in long-term growth of the business through capital expenditures and acquisitions as well as debt service and distributions to members of Definitive OpCo..

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

We believe that our cash flow from operations, availability under the 2021 Credit Agreement and available cash and cash equivalents will be sufficient to meet our short-term and long-term cash requirements relating to our current operations. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of additional indebtedness, the issuance of additional equity, or a combination thereof. We cannot provide assurance that we will be able to obtain this additional liquidity on reasonable terms, or at all.

Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. See “Risk Factors” include elsewhere in this report. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell or issue additional equity to finance such acquisitions, which could possibly result in additional expenses or dilution.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020
Cash provided by (used in):
Operating activities	$25,212	$23,217
Investing activities	(46,731)	(23,862)
Financing activities	384,372	16,655
Change in cash and cash equivalents (excluding effect of exchange rate changes)	$362,853	$16,010

Cash Flows provided by Operating Activities

Net cash provided by operations was $25.2 million during the year ended December 31, 2021, resulting primarily from a net loss of $61.3 million and a $4.8 million net decrease in our operating assets and liabilities, offset by non-cash charges of $91.3 million. The non-cash charges were primarily comprised of amortization of intangible assets of $58.2 million, a loss on the extinguishment of the previous debt facility of $9.9 million, equity compensation costs of $10.0 million, changes in fair value of contingent consideration of $3.8 million, amortization of deferred contract costs of $4.8 million, amortization of debt issuance costs of $1.7 million, and deferred income tax expense of $0.7 million. The change in operating assets and liabilities was primarily the result of an increase in deferred contract costs of $14.4 million, an increase in accounts receivable of $10.7 million, and an increase in prepaid expenses and other assets of $3.7 million. These factors were partially offset by an increase in deferred revenue of $23.0 million due to the timing of billings and cash received in advance of revenue recognition for subscription services and an increase in accounts payable of $1.0 million due to the timing of invoices received and payments made.

Net cash provided by operations was $23.2 million for the year ended December 31, 2020, resulting from a net loss of $51.2 million and a $1.6 million net decrease in our operating assets and liabilities, offset by non-cash charges of $76.0 million. The non-cash charges were primarily comprised of amortization of intangible assets of $58.4 million, non-cash paid in kind interest expense of $7.4 million, changes in fair value of contingent consideration of $2.6 million and amortization of debt issuance costs of $2.1 million. The change in operating assets and liabilities was primarily the result of increases in accounts receivable of $8.3 million and deferred contract costs of $7.7 million, partially offset by an increase in deferred revenue of $12.1 million due to the timing of billings and cash received in advance of revenue recognition for subscription services.

Cash Flows used in Investing Activities

Cash used in investing activities during the year ended December 31, 2021 was $46.7 million, primarily consisting of a $40.0 million cash investment in Analytical Wizards, LLC ("Analytical Wizards"), a privately-held data analytics company. This investment includes a 35% ownership stake in the company and an option to purchase the remaining 65%. Cash used in investing activities for the period also includes $6.7 million of capital expenditures, primarily relating to purchases of data and expenditures associated with the buildout of leased office facilities.

Cash used in investing activities during the year ended December 31, 2020 was $23.9 million, primarily as a result of cash payments for the acquisition of Monocl of $15.5 million, $6.9 million paid to former members in conjunction with the Advent Acquisition and purchases of property and equipment of $1.4 million.

Cash Flows provided by Financing Activities

Cash provided by financing activities during the year ended December 31, 2021 was $384.4 million, primarily consisting of proceeds received from the Company's IPO and follow-on offering transactions (net of underwriting discounts and commissions) of $835.0 million, proceeds of $275.0 million from term loan borrowings under the 2021 Credit Agreement executed in the third quarter of 2021 and member contributions of $5.5 million. These cash inflows were partially offset by repurchases of shares and Definitive OpCo units in conjunction with the IPO and follow-on offerings of $231.8 million, repayments on our term and delayed draw term loans of $474.5, including the full repayment of the loans under the 2019 Credit Agreement, payments of deferred IPO costs of $11.7 million, distributions paid to members of $8.1 million, payments of contingent consideration of $1.5 million and payments of debt issuance costs of $3.5 million.

Cash provided by financing activities during the year ended December 31, 2020 was $16.7 million, primarily consisting of proceeds from the Delayed Draw Term Loan of $18.0 million and contributions from members of $6.4 million, partially offset by distributions to members of $2.9 million and repayments on the 2019 Term Loan and debt issuance costs of $4.8 million.

Debt Obligations

On September 17, 2021, DH Holdings entered into the 2021 Credit Agreement pursuant to which the lenders thereunder agreed to provide the 2021 Term Loan and the 2021 Revolving Line of Credit. The 2021 Credit Agreement includes certain financial covenants and the 2021 Credit Facilities thereunder are guaranteed by all of DH Holdings' wholly-owned domestic restricted subsidiaries and AIDH Buyer, LLC, a Delaware limited liability company and the direct parent company of DH Holdings, in each case, subject to customary exceptions, and are secured by a lien on substantially all of the assets of DH Holdings and the guarantors, including a pledge of the equity of DH Holdings, in each case, subject to customary exceptions.

The 2021 Term Loan is for $275.0 million and has a maturity date of September 17, 2026. The 2021 Term Loan was recorded net of $3.5 million in issuance costs. The issuance costs are amortized to interest expense over the term of the 2021 Term Loan using the effective interest method.

The 2021 Term Loan is subject to annual amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on the Initial Amortization Date, equal to approximately 2.5% per annum of the principal amount of the term loans in the first year and second year after the Initial Amortization Date and approximately 5.0% per annum of the principal amount of the term loans in the third year, fourth year, and fifth year after the Initial Amortization Date. A balloon payment of approximately $220.0 million will be due at the maturity of the 2021 Term Loan. There was $273.3 million outstanding on the 2021 Term Loan at December 31, 2021.

The 2021 Revolving Line of Credit is committed for $75.0 million and has a maturity date of September 17, 2026. There was no outstanding balance on the 2021 Revolving Line of Credit as of December 31, 2021.

On September 17, 2021, DH Holdings repaid the outstanding principal balances of the 2019 Term Loan of $452.5 million and the 2019 Delayed Draw Term Loan of $17.9 million.

DH Holdings was compliant with its financial covenants under both the 2021 and 2019 Credit Agreements.

Financing Obligations

Financing obligations generally include repayment of principal amounts of our term loan (as detailed above in "Debt Obligations"), lease payments and purchase obligations. The leases relate to office facilities and expire at various times through 2030. The lease obligations include $3.1 million to be paid in 2022 and $13.3 million thereafter. Estimated purchase commitments, which currently run through 2025, are $6.1 million in 2022 and $15.8 million thereafter.

Tax Receivable Agreement ("TRA")

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

We expect that as a result of the size of the anticipated tax basis adjustment of the tangible and intangible assets of Definitive OpCo upon the exchange or redemption of LLC Units and our possible utilization of certain tax attributes, the payments that Definitive Healthcare Corp. may make under the TRA will be substantial. The payments under the TRA are not conditioned upon continued ownership of us by the exchanging holders of LLC Units. See Note 15 in our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Capital Expenditures

Capital expenditures increased by $5.3 million to $6.7 million for the year ended December 31, 2021 compared to $1.4 million for the same period in the prior year, primarily due to the purchases of data and expenditures related to the buildout of one of our office facilities.

Critical Accounting Policies and Estimates

Our consolidated financial statements and notes have been prepared in accordance with GAAP. Our critical accounting policies are those that are reflective of uncertainties resulting from significant, complex and subjective judgements, though the accounting treatment for the majority of our revenue, expenses, assets, and liabilities is specifically dictated by GAAP, with no need for the application of judgement.

In certain circumstances, the preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience, current conditions, and various other factors that we believe to be reasonable under the circumstances. Our actual results may differ from those estimates, though we believe such differences are not likely to be material. We review these estimates on a periodic basis to ensure reasonableness and adequacy.

While our significant accounting policies are discussed more fully in Note 2. Summary of Significant Accounting Policies, the following topics pertain to accounting policies we believe are most critical to the preparation of our financial statements and that require our more significant, difficult, subjective or complex judgments or estimates. Other companies in similar businesses may use different estimation policies and methodologies, which may affect the comparability of our financial statements, financial condition, results of operations and cash flows to those of other companies.

Revenue Recognition

We derive revenue primarily from subscription license fees charged for access to the Company’s database platform, and professional services. The customer arrangements include a promise to allow customers to access subscription license to the database platform which is hosted by the Company over the contract period, without allowing the customer to take possession of the subscription license or transfer hosting to a third party.

We recognize revenue in accordance with ASC 606–Revenue from Contracts with Customers, which provides a five-step model for recognizing revenue from contracts with customers. Revenue is recognized upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services.

Revenue related to hosted subscription license arrangements, which often include non-distinct professional services, is recognized ratably over the contract term as the customer simultaneously receives and consumes the benefits provided by our performance. These subscription contracts typically have a term of one to three years and are non-cancellable.

We also enter into a limited number of contracts that can include various combinations of professional services, which are generally capable of being distinct and can be accounted for as separate performance obligations. Revenue related to these professional services is insignificant and is recognized at a point in time, when the performance obligations under the terms of the contract are satisfied and control has been transferred to the customer.

When a contract contains multiple performance obligations, the contract transaction price is allocated on a relative standalone selling price (“SSP”) basis to each performance obligation. We typically determine SSP based on observable selling prices of its products and services. In instances where SSP is not directly observable, SSP is determined using information that may include market conditions and other observable inputs, or by using the residual approach.

We account for an arrangement when it has approval and commitment from both parties, the rights are identified, the contract has commercial substance, and collectability of consideration is probable. The Company generally obtains written purchase contracts from its customers for a specified service at a specified price, with a specified term, which constitutes an arrangement. Revenue is recognized at the amount expected to be collected, net of any taxes collected from customers, which are subsequently remitted to governmental authorities. The timing of revenue recognition may not align with the right to invoice the customer, but the Company has determined that in such cases, a significant financing component generally does not exist. The Company has elected the practical expedient that permits an entity not to recognize a significant financing component if the time between the transfer of a good or service and payment is one year or less. Payment terms on invoiced amounts are typically 30 days. The Company does not offer rights of return for its products and services in the normal course of business, and contracts generally do not include customer acceptance clauses.

Our arrangements typically do not contain variable consideration. However, certain contracts with customers may include service level agreements that entitle the customer to receive service credits, and in certain cases, service refunds, when defined service levels are not met. These arrangements represent a form of variable consideration, which is considered in the calculation of the transaction price. The Company estimates the amount of variable considerations at the expected value based on its assessment of legal enforceability, anticipated performance and a review of specific transactions, historical experience and market and economic conditions.

The Company historically has not experienced any significant incidents that affected the defined levels of reliability and performance as required by the contracts.

Acquisitions

We account for business combinations using the acquisition method in accordance with ASC 805—Business Combinations. Each acquired company’s results of operations are included in our consolidated financial statements starting on the date of acquisition. We allocate purchase consideration to the tangible and identifiable intangible assets acquired, and liabilities assumed based on their estimated fair values. The purchase price is determined based on the fair value of the assets transferred, liabilities assumed, and equity interests issued, after considering any transactions that are separate from the business combination. The excess of fair value of purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at the acquisition date fair value. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired technology and acquired trade names, useful lives, royalty rates, and discount rates.

The estimates are inherently uncertain and subject to revision as additional information is obtained during the measurement period for an acquisition, which may last up to one year from the acquisition date. During the measurement period, we may record adjustments to the fair value of tangible and intangible assets acquired and liabilities assumed, with a corresponding offset to goodwill. After the conclusion of the measurement period or the final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to earnings.

In addition, uncertain tax positions and tax-related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items based upon the facts and circumstances that existed as of the acquisition date, with any revisions to our preliminary estimates being recorded to goodwill, provided that the timing is within the measurement period. Subsequent to the measurement period, changes to uncertain tax positions and tax related valuation allowances will be recorded to earnings.

For any given acquisition, we may identify certain pre-acquisition contingencies. We estimate the fair value of such contingencies, which are included as part of the assets acquired or liabilities assumed, as appropriate. Differences from these estimates are recorded in the consolidated statement of operations in the period in which they are identified.

Impairment of Goodwill

Goodwill is not amortized and is tested for impairment at the reporting unit level, at least annually, and more frequently if events or circumstances occur that would indicate a potential decline in fair value. A reporting unit is an operating segment or a component of an operating segment. We first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, or it may elect to bypass such assessment. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value, or if we elect to bypass the qualitative assessment, management will perform a quantitative test by determining the fair value of the reporting unit. The estimated fair value of the reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates, including the discount rate, growth rate, and future financial performance. Valuations of similarly situated public companies are also evaluated when assessing the fair value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference.

Impairment of Long-Lived Assets

We review the carrying value of long-lived assets, including definite-lived intangible assets and property and equipment, for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. If estimated undiscounted future cash flows expected to result from its use and eventual disposition are not expected to be adequate to recover the asset’s carrying value, an impairment charge is recorded for the excess of the asset’s carrying value over its estimated fair value.

Equity-Based Compensation

Equity instruments issued in exchange for services performed by officers, employees, consultants, and directors of the Company are accounted for using a fair-value based method, and the fair value of such equity instruments are recognized as expense in the consolidated statements of operations. The Company has issued restricted stock units ("RSUs"), the fair values of which are determined by the closing stock price on the date of grant, and prior to the IPO, issued profit interest units ("PIUs") to certain employees and officers with a return threshold that was set based on the fair value of the Company.

For PIUs, fair value was determined using a two-step process. First, the Company’s enterprise value was established using generally accepted valuation methodologies, including discounted cash flow analysis, guideline comparable public company analysis, and comparable transaction method. Second, the enterprise value was allocated among the securities that comprise the capital structure of the Company using an option-pricing method based on the Black-Scholes model. For performance-based units, the Company used a Monte Carlo simulation analysis, which captures the impact of the performance vesting conditions to value the performance-based units. The use of the Black-Scholes model and the Monte Carlo simulation required the Company to make estimates and assumptions, such as expected volatility, expected term and expected risk-free interest rate.

Effective January 1, 2020, the Company adopted ASU 2018-07 and, as a result, accounts for RSUs and PIUs in accordance with ASC 718—Compensation—Stock Compensation. Equity-based compensation expense is measured at the grant date of the awards and is recognized on a straight-line basis over the requisite service periods, which is generally the vesting period of the respective award. For the units which had a performance condition, we recognized compensation expense based on the Company's assessment of the probability that the performance condition(s) would be achieved. Any related compensation expense was recognized when the probability of the event was likely and performance criteria were met. Forfeitures are recognized as they occur.

Accounting for Income Taxes

Definitive OpCo is taxed as a partnership. DH Holdings is a wholly owned subsidiary of Definitive OpCo and is treated as a disregarded entity for income tax purposes. Accordingly, for federal and state income tax purposes, income, losses, and other tax attributes not generated by the HSE or Monocl subsidiaries pass through to the Definitive OpCo members’ individual income tax returns. Definitive OpCo may be subject to certain taxes on behalf of its members in certain states. Definitive Healthcare Corp. was not subject to any federal income taxes for the years ended December 31, 2021 or 2020.

HSE and the Monocl US subsidiaries are taxed as corporations. Accordingly, these entities account for income taxes by recognizing tax assets and liabilities for the cumulative effect of all the temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. The foreign tax provision pertains to foreign income taxes due at the Swedish Monocl subsidiaries. Deferred taxes for the HSE, Monocl US and Swedish subsidiaries are determined using enacted federal, state, or foreign income tax rates in effect in the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Definitive Healthcare Corp. is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Definitive OpCo and will be taxed at the prevailing corporate tax rates. In addition to tax expenses, we will also make payments under the Tax Receivable Agreement, which we expect to be significant. We anticipate that we will account for the income tax effects and corresponding Tax Receivable Agreement’s effects resulting from future taxable exchanges of LLC Units of Unitholders by us or Definitive OpCo by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the purchase or exchange.

Further, we will evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the Tax Receivable Agreement will be estimated at the time of any purchase or exchange as a reduction to shareholders’ equity, and the effects of changes in any of our estimates after this date will be included in net loss. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized and, when necessary, a valuation allowance is established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. A change in the assessment of such consequences, such as realization of deferred tax assets, changes in tax laws or interpretations thereof could materially impact our results.

Under the provisions of ASC 740—Income Taxes, as it relates to accounting for uncertainties in tax positions, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the tax years ended December 31, 2021 and 2020, we did not have any uncertain tax positions.

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

Recently Issued Accounting Pronouncements

For a summary of recent accounting pronouncements applicable to our consolidated financial statements, refer to Note 2. Summary of Significant Accounting Policies in the Notes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation, interest rates or currency rates.

Interest Rate Risk

Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market funds and U.S. government securities. As of December 31, 2021 we had cash and cash equivalents of $387.5 million.

Our operating results are subject to market risk from interest rate fluctuations on our 2021 Term Loan, which bears a variable interest rate based on the LIBO Rate plus an applicable margin. As of December 31, 2021, the total principal balance outstanding was $273.3 million. A hypothetical 1.0% increase or decrease in the interest rate associated with borrowings under the 2021 Credit Agreement would result in an approximately $2.7 million impact to interest expense on an annual basis.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2021.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Management's Annual Report on Internal Controls Over Financial Reporting

This report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly-public companies.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2021, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
Financial Statements

See the Index to Consolidated Financial Statements in the Financial Statements Section beginning on page F-1 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is included in the financial statements or notes to the financial statements.

(3)
Exhibits

Exhibit Index

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Definitive Healthcare Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40815) filed with the SEC on November 8, 2021).

3.2

Amended and Restated Bylaws of Definitive Healthcare Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40815) filed with the SEC on November 8, 2021).

3.3

Second Amended and Restated Limited Liability Company Agreement of AIDH TopCo, LLC (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-4081) filed with the SEC on November 8, 2021).

4.1	Description of Registrant’s Securities.
10.1

Credit Agreement, dated September 17, 2021, by and among DH Holdings and Administrative Agent, the lenders party thereto and the issuing banks from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-40815), filed with the SEC on September 20, 2021).

10.2

Reorganization Agreement, dated September 14, 2021, between Definitive Healthcare Corp., AIDH TopCo, LLC and the parties named therein (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-4081) filed with the SEC on November 8, 2021).

10.3

Registration Rights Agreement, dated September 14, 2021, by and among Definitive Healthcare Corp. and the Continuing Pro-IPO LLC Members (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q(File No. 001-4081) filed with the SEC on November 8, 2021).

10.4

Tax Receivable Agreement, dated September 14, 2021, between Definitive Healthcare Corp. and the TRA Parties (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form10-Q (File No. 001-4081) filed with the SEC on November 8, 2021).

10.5

Nominating Agreement, dated September 17, 2021, between the Company and Advent (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 001-4081) filed with the SEC on November 8, 2021).

10.6

Nominating Agreement, dated September 17, 2021 between the Company and SE VII DHC AIV, L.P. (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form10-Q (File No. 001-4081) filed with the SEC on November 8, 2021).

10.7

Nominating Agreement, dated September 17, 2021, between the Company and Jason Krantz (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form10-Q (File No. 001-4081) filed with the SEC on November 8, 2021).

10.8†

Reimbursement Agreement, dated September 17, 2021, between Definitive Healthcare Corp. and Jason Krantz and certain other stockholders (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form10-Q (File No. 001-4081) filed with the SEC on November 8, 2021).

10.9†

Stock and Unit Purchase Agreement, dated September 7, 2021, by and among Definitive Health Care Corp. and the parties named therein (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-258990) filed with the SEC on September 7, 2021).

10.10†

Stock and Unit Purchase Agreement, dated November 10, 2021, by and among Definitive Healthcare Corp. and the parties named therein (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-261083) filed with the SEC on November 15, 2021).

10.11†	2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-258990) filed with the SEC on August 20, 2021).
10.12†	2021 Equity Incentive Plan.
10.13†

Form of equity award agreements under 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-258990) filed with the SEC on August 20, 2021).

10.14†

Form of executive equity award agreements under 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-258990) filed with the SEC on August 20, 2021).

10.15

Form of 2021 Executive Officer and Director Indemnification Agreement for Definitive Healthcare Corp. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-258990) filed with the SEC on August 20, 2021).

10.16†	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-258990) filed with the SEC on August 20, 2021).
10.17†

Employment Agreement, dated February 18, 2015, by and between Definitive Healthcare, LLC and Jason Krantz (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-258990) filed with the SEC on August 20, 2021).

10.18†

Employment Agreement, dated January 29, 2021, by and between Definitive Healthcare, LLC and Richard Booth (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-258990) filed with the SEC on August 20, 2021).

10.19†

Employment Agreement, dated February 1, 2021, by and between Definitive Healthcare, LLC and David Samuels (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-258990) filed with the SEC on August 20, 2021).

10.20†

Employment Agreement dated October 7, 2021 by and between Definitive Healthcare Corp. and Robert Musslewhite (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-40815) filed with the SEC on October 7, 2021).

10.21†

Severance Agreement dated September 30, 2021 by and between Definitive Healthcare Corp. and Kevin Shone, effective September 30, 2021 (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 001-4081) filed with the SEC on November 8, 2021).

10.22†

Independent Contractor Services Agreement dated October 1, 2021 by and between Definitive Healthcare Corp. and Kevin Shone as Contractor (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q (File No. 001-4081) filed with the SEC on November 8, 2021).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1 (File No. 333-258990) filed with the SEC on August 20, 2021).
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, as to Definitive Healthcare Corp.
24.1	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

* The certifications attached as Exhibits 31.1, 31.2 and 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Definitive Healthcare Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

† Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Definitive Healthcare Corp.

Date: March 15, 2022	By:	/s/ Jason Krantz
Jason Krantz
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jason Krantz	Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2022
Jason Krantz

/s/ Richard Booth	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2022
Richard Booth

/s/ Robert Musslewhite	President and Director	March 15, 2022
Robert Musslewhite

/s/ Chris Egan	Director	March 15, 2022
Chris Egan

/s/ Samuel A. Hamood	Director	March 15, 2022
Samuel A. Hamood

/s/ Jeff Haywood	Director	March 15, 2022
Jeff Haywood

/s/ Jill Larsen	Director	March 15, 2022
Jill Larsen

/s/ Chris Mitchell	Director	March 15, 2022
Chris Mitchell

/s/ D. Randall Winn	Director	March 15, 2022
D. Randall Winn

/s/ Kathleen A. Winters	Director	March 15, 2022
Kathleen A. Winters

/s/ Lauren Young	Director	March 15, 2022
Lauren Young

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Definitive Healthcare Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Definitive Healthcare Corp. and subsidiaries (the “Company”) as of December 31, 2021 (successor company) and 2020 (successor company), the related consolidated statements of operations, comprehensive loss, changes in members’ equity and total equity, and cash flows, for each of the two years in the period ended December 31, 2021 (successor company), and for the periods from July 16, 2019 to December 31, 2019 (successor company) and January 1, 2019 to July 15, 2019 (predecessor company), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 (successor company) and 2020 (successor company), and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 (successor company) and for the periods from July 16, 2019 to December 31, 2019 (successor company) and January 1, 2019 to July 15, 2019 (predecessor company), in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 15, 2022

We have served as the Company’s auditor since 2020.

DEFINITIVE HEALTHCARE CORP.

Consolidated Balance Sheets

(in thousands, except number of shares)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$387,498	$24,774
Accounts receivable, net	43,336	33,108
Prepaid expenses and other current assets	6,518	3,016
Current portion of deferred contract costs	6,880	2,947
Total current assets	444,232	63,845
Property and equipment, net	5,069	3,248
Other assets	8,273	472
Deferred contract costs, net of current portion	11,667	5,952
Deferred tax asset	158	161
Investment in equity securities	32,675	—
Intangible assets, net	352,470	410,237
Goodwill	1,261,444	1,261,444
Total assets	$2,115,988	$1,745,359
Liabilities and Total Equity
Current liabilities:
Accounts payable	4,651	5,662
Accrued expenses and other current liabilities	22,658	17,321
Current portion of deferred revenue	83,611	61,060
Current portion of term loan	6,875	4,680
Total current liabilities	117,795	88,723
Long term liabilities:
Deferred revenue	412	140
Term Loan, net of current portion	263,808	457,197
Tax receivable agreements liability	153,529	—
Deferred tax liabilities	75,888	—
Other long-term liabilities	1,294	3,736
Total liabilities	612,726	549,796
Commitments and Contingencies (Note 11)
Equity:
Members' equity	—	1,195,694
Class A Common Stock, par value $0.001, 600,000,000 shares authorized, 97,030,095 shares issued and outstanding at December 31, 2021	97	—
Class B Common Stock, no par value, 65,000,000 shares authorized, 58,244,627 shares issued and 55,488,221 shares outstanding at December 31, 2021	—	—
Additional paid-in capital	890,724	—
Accumulated other comprehensive income (loss)	62	(131)
Accumulated deficit	(17,677)	—
Noncontrolling interests	630,056	—
Total equity	1,503,262	1,195,563
Total liabilities and equity	$2,115,988	$1,745,359

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share amounts and per share data)

	Successor Company			Predecessor Company
			Period from	Period from
	Year Ended December 31,		July 16, 2019 to	January 1, 2019
	2021	2020	December 31, 2019	to July 15, 2019
Revenue	$166,154	$118,317	$40,045	$45,458
Cost of revenue:
Cost of revenue exclusive of amortization shown below	19,421	11,085	4,668	4,830
Amortization	21,268	19,383	8,614	498
Gross profit	125,465	87,849	26,763	40,130
Operating expenses:
Sales and marketing	56,387	34,332	10,814	16,039
Product development	18,565	11,062	3,484	3,961
General and administrative	30,528	12,927	6,365	3,979
Depreciation and amortization	38,679	40,197	22,459	1,967
Transaction expenses	6,287	3,776	14,703	1,151
Total operating expenses	150,446	102,294	57,825	27,097
(Loss) Income from operations	(24,981)	(14,445)	(31,062)	13,033
Other expense, net:
Foreign currency transaction gain (loss)	143	(222)	—	—
Interest expense, net	(25,871)	(36,490)	(18,204)	(165)
Loss on extinguishment of debt	(9,873)	—	—	—
Total other expense, net	(35,601)	(36,712)	(18,204)	(165)
(Loss) Income before income taxes	(60,582)	(51,157)	(49,266)	12,868
Provision for income taxes	(675)	—	—	—
Net (loss) income	(61,257)	(51,157)	(49,266)	12,868
Less: Net (loss) income attributable to Definitive OpCo prior to the Reorganization Transactions	(33,343)	(51,157)	(49,266)	12,868
Less: Net loss attributable to noncontrolling interests	(10,237)	—	—	—
Net loss attributable to Definitive Healthcare Corp.	$(17,677)	$—	$—	$—
Net loss per share of Class A Common Stock:
Basic and diluted	$(0.19)	N/A	N/A	N/A
Weighted average Common Stock outstanding:
Basic and diluted (1)	91,916,151	N/A	N/A	N/A

(1) Basic and diluted net loss per share of Class A Common Stock is applicable only for the period from September 15, 2021 through December 31, 2021, which is the period following the IPO and related Reorganization Transactions. See Note 16 for the number of shares used in the computation of net loss per share of Class A Common Stock and the basis for the computation of net loss per share.

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

	Successor Company			Predecessor Company
			Period from	Period from
	Year Ended December 31,		July 16, 2019 to	January 1, 2019 to
	2021	2020	December 31, 2019	July 15, 2019
Net (loss) income	$(61,257)	$(51,157)	$(49,266)	$12,868
Other comprehensive loss:
Foreign currency translation adjustments	193	(131)	—	—
Comprehensive (loss) income	(61,064)	(51,288)	(49,266)	12,868
Less: Comprehensive (loss) income attributable to Definitive OpCo prior to the Reorganization Transactions	(33,201)	(51,288)	(49,266)	12,868
Less: Comprehensive loss attributable to noncontrolling interests	(10,237)	—	—	—
Comprehensive loss attributable to Definitive Healthcare Corp.	$(17,626)	$—	$—	$—

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND TOTAL EQUITY

(amounts in thousands, except share amounts)

	AIDH TopCo, LLC (Prior to Reorganization Transactions)	Definitive Healthcare Corp.

								Accumulated
						Additional		Other
	Members'	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Equity	Stock	Amount	Stock	Amount	Capital	Deficit	(Loss) Income	Interests	Equity
Balance at December 31, 2020	$1,195,694	—	$—	—	$—	$—	$—	$(131)	$—	$1,195,563
Net loss prior to Reorganization Transactions	(33,343)	—	—	—	—	—	—	—	—	(33,343)
Other comprehensive income prior to Reorganization Transactions	—	—	—	—	—	—	—	142	—	142
Equity-based compensation prior to Reorganization Transactions	1,743	—	—	—	—	—	—	—	—	1,743
Members' contributions prior to Reorganization Transactions	5,500	—	—	—	—	—	—	—	—	5,500
Distributions to members prior to Reorganization Transactions	(7,139)	—	—	—	—	—	—	—	—	(7,139)
Impacts of Reorganization Transactions and Initial Public Offering IPO
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	(1,162,455)	72,871,733	73	61,262,052	—	351,074	—	—	593,861	(217,447)
Issuance of Class A Common Stock in IPO, net of costs of $11,394	—	17,888,888	18	—	—	441,400	—	—	—	441,418
Repurchase of Definitive Healthcare Corp. shares in connection with the IPO	—	(2,497,288)	(3)	—	—	(63,209)	—	—	—	(63,212)
Repurchase of Definitive OpCo units in connection with IPO	—	—	—	(1,169,378)	—	(29,600)	—	—	—	(29,600)
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	(17,677)	—	(10,237)	(27,914)
Other comprehensive income subsequent to Reorganization Transactions and IPO	—	—	—	—	—	—	—	51	—	51
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	—	—	5,063	—	—	3,151	8,214
Forfeited unvested incentive units	—	—	—	(81,285)	—	—	—	—	—	—
Allocation of vested incentive units to noncontrolling interests	—	—	—	—	—	(694)	—	—	694	—
Issuance of Class A Common Stock in follow-on offering, net of costs of $1,614	—	11,000,000	11	—	—	380,515	—	—	—	380,526
Repurchase of Definitive Healthcare Corp. shares in connection with the follow-on offering	—	(2,233,238)	(2)	—	—	(77,582)	—	—	—	(77,584)
Repurchase of Definitive OpCo units in connection with follow-on offering	—	—	—	(1,766,762)	—	(61,376)	—	—	—	(61,376)
Effect of follow-on offering on tax receivable agreements liability	—	—	—	—	—	(11,291)	—	—	—	(11,291)
Effect of follow-on offering and repurchase on noncontrolling interests	—	—	—	—	—	(43,576)	—	—	43,576	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(989)	(989)
Balance at December 31, 2021	—	97,030,095	$97	58,244,627	$—	$890,724	$(17,677)	$62	$630,056	$1,503,262

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND TOTAL EQUITY (CONTINUED)

(amounts in thousands)

										Retained	Accumulated
					Legacy		Legacy		Additional	Earnings	Other
	Class A		Class B		Class A		Class B		Paid-In	(Accumulated	Comprehensive	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit)	(Loss) Income	Equity
Balance at January 1, 2019 (Predecessor)	—	$—	—	$—	7,750,000	$77,500	88,716	$—	$(42,598)	$38,925	$—	$73,827
Net income	—	—	—	—	—		—		—	12,868	—	12,868
Adoption of ASC 606 (See Note 2)	—	—	—	—	—		—		5,415	—	—	5,415
Equity-based compensation	—	—	—	—	—		—		5,807	—	—	5,807
Distributions to members	—	—	—	—	—		—		(468)	—	—	(468)
Vesting of Class B Units	—	—	—	—	—		180,137		—	—	—	—
Balance at July 15, 2019 (Predecessor)	—	$—	—	$—	7,750,000	$77,500	268,853	$—	$(31,844)	$51,793	$—	$97,449
Recapitalization (See Note 12)	—	—	—	—	(7,750,000)	(77,500)	(268,853)	—	31,844	(51,793)	—	(97,449)
Capital contribution (See Notes 3 and 12)	126,725,743	1,267,257	—	—	—	—	—	—	—	—	—	1,267,257
Balance at July 16, 2019 (Successor)	126,725,743	$1,267,257	—	$—	—	$—	—	$—	$—	$—	$—	$1,267,257
Net loss	—	—	—	—	—		—		—	(49,266)	—	(49,266)
Distribution to members	—	—	—	—	—		—		—	(6,492)	—	(6,492)
Equity-based compensation	—	—	—	744	—		—		—	—	—	744
Capital contributions	399,692	3,997	—	—	—		—		—	—	—	3,997
Balance at December 31, 2019 (Successor)	127,125,435	$1,271,254	—	$744	—	$—	—	$—	$—	$(55,758)	$—	$1,216,240
Net loss	—	—	—	—	—	—	—	—	—	(51,157)	—	(51,157)
Distribution to members	—	—	—	—	—	—	—	—	—	(2,940)	—	(2,940)
Capital contributions	3,120,555	31,804	—	—	—	—	—	—	—	—	—	31,804
Equity-based compensation	—	—	474,920	1,747	—	—	—	—	—	—	—	1,747
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(131)	(131)
Balance at December 31, 2020 (Successor)	130,245,990	$1,303,058	474,920	$2,491	—	$—	—	$—	$—	$(109,855)	$(131)	$1,195,563

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Successor Company			Predecessor Company
			Period from	Period from
	Year Ended December 31,		July 16, 2019 to	January 1, 2019 to
	2021	2020	December 31, 2019	July 15, 2019
Cash flows from operating activities:
Net (loss) income	$(61,257)	$(51,157)	$(49,266)	$12,868
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,751	1,152	456	423
Amortization of intangible assets	58,196	58,429	30,617	2,042
Amortization of deferred contract costs	4,793	1,671	189	824
Equity-based compensation	9,957	1,747	744	5,807
Noncash paid in-kind interest expense	—	7,371	3,041	—
Amortization of debt issuance costs	1,698	2,061	1,082	—
Loss on extinguishment of debt	9,843	—	—	—
Changes in fair value of contingent consideration	3,764	2,636	—	—
Provision for doubtful accounts receivable	632	895	333	—
Deferred income taxes	682	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	(10,726)	(8,294)	(12,494)	3,872
Prepaid expenses and other current assets	(3,729)	(709)	39	(203)
Deferred contract costs	(14,441)	(7,685)	(3,075)	(2,239)
Accounts payable, accrued expenses and other current liabilities	1,088	2,996	7,396	557
Deferred revenue	22,961	12,104	13,805	4,776
Net cash provided by (used in) operating activities	25,212	23,217	(7,133)	28,727
Cash flows from investing activities:
Purchases of property, equipment and other assets	(6,731)	(1,395)	(1,171)	(729)
Cash paid for acquisitions and investments, net of cash acquired	(40,000)	(22,467)	(1,108,197)	(29,831)
Net cash used in investing activities	(46,731)	(23,862)	(1,109,368)	(30,560)
Cash flows from financing activities:
Proceeds from term loan	275,000	—	450,000	—
Proceeds from delayed draw term loan	—	18,000	—	—
Proceeds from revolving credit facility	—	25,000	—	—
Repayments of term loans and delayed draw term loan	(474,460)	(4,545)	(1,125)	—
Repayments of revolving credit facility	—	(25,000)	—	—
Payment of contingent consideration	(1,500)	—	—	—
Payment of debt issuance costs	(3,511)	(225)	(14,255)	—
Proceeds from equity offerings, net of underwriting discounts	834,952	—	—	—
Repurchase of outstanding equity/Definitive OpCo units	(231,772)	—	—	—
Payments of equity offering issuance costs	(11,709)	—	—	—
Member contributions	5,500	6,365	696,991	—
Member distributions	(8,128)	(2,940)	(6,492)	(468)
Net cash provided by (used in) financing activities	384,372	16,655	1,125,119	(468)
Net increase (decrease) in cash and cash equivalents	362,853	16,010	8,618	(2,301)
Effect of exchange rate changes on cash and cash equivalents	(129)	146	—	—
Cash and cash equivalents, beginning of period	24,774	8,618	—	19,359
Cash and cash equivalents, end of period	$387,498	$24,774	$8,618	$17,058

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Successor Company			Predecessor Company
			Period from	Period from
	Year Ended December 31		July 16, 2019 to	January 1, 2019 to
	2021	2020	December 31, 2019	July 15, 2019
Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$29,569	$25,958	$9,939	$277
Income taxes	$13	$—	$—	$60
Acquisitions:
Net assets acquired, net of cash acquired	$—	$43,571	$1,689,395	$29,831
Capital contribution	—	(25,439)	(574,263)	—
Contingent consideration	—	(2,600)	—	—
Consideration paid to former members included in accrued expenses	—	6,935	(6,935)	—
Net cash paid for acquisitions	$—	$22,467	$1,108,197	$29,831
Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$654	$3,389	$—	$—
Supplemental disclosure of non-cash financing activities:
Public offering costs included in accounts payable and accrued expenses	$1,299	$—	$—	$—

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.
Description of Business

Definitive Healthcare Corp. (together with its subsidiaries, "Definitive Healthcare" or the "Company"), through its operating subsidiary, Definitive OpCo, provides comprehensive and up-to-date hospital and healthcare-related information and insight across the entire healthcare continuum via a multi-tenant database platform which combines proprietary and public sources to deliver insights. Unless otherwise stated, references to "we", "us", "our", "Definitive Healthcare", and the "Company" refer (1) prior to the consummation of the Reorganization Transactions, to Definitive OpCo and its consolidated subsidiaries, and (2) after consummation of the Reorganization Transactions, to Definitive Healthcare Corp. and its consolidated subsidiaries.

Organization

Definitive Healthcare LLC, a subsidiary of Definitive Healthcare Holdings, LLC ("Definitive Holdco"), was founded in 2011 for the purpose of providing healthcare commercial intelligence that enables all companies that compete within or sell into the healthcare ecosystem to be more successful. AIDH TopCo, LLC ("Definitive OpCo") is a Delaware limited liability company that was formed by investment funds affiliated with Advent International for the purposes of acquiring Definitive HoldCo. On July 16, 2019, Definitive OpCo acquired a majority of the issued and outstanding units of Definitive HoldCo for $1.7 billion. Refer to Note 3. Acquisitions and Investments for more details. References to "Successor" or "Successor Company" refer to the financial position and results of operations of Definitive OpCo after the Advent Acquisition. References to "Predecessor" or "Predecessor Company" refer to the financial position and results of operations of the legacy Definitive HoldCo.

On May 5, 2021, Definitive Healthcare Corp. was formed as a Delaware corporation for the purposes of facilitating an IPO and other related transactions in order to carry on the business of Definitive OpCo. Following consummation of the Reorganization Transactions, Definitive OpCo became an indirect subsidiary of Definitive Healthcare Corp.

The Company is headquartered in Framingham, Massachusetts.

Initial Public Offering

On September 17, 2021, Definitive Healthcare completed its initial public offering ("IPO"), in which it sold 17,888,888 shares of Class A Common Stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $27.00 per share for net proceeds of $452.8 million, after deducting underwriters’ discounts and commissions (but excluding other offering expenses and reimbursements).

Definitive Healthcare Corp. used net proceeds from the IPO to (i) acquire 14,222,222 newly issued LLC Units from Definitive OpCo; (ii) purchase 1,169,378 LLC Units from certain unitholders; and (iii) repurchase 2,497,288 shares of Class A Common Stock received by the former shareholders of certain Blocker Companies (as defined below). Definitive OpCo used proceeds from the IPO to pay fees and expenses of approximately $11.4 million incurred in connection with the IPO and the Reorganization Transactions and to repay $199.6 million, inclusive of accrued interest expense, of the outstanding borrowings under our 2019 Credit Agreement, with the remaining proceeds intended to be used for general corporate purposes.

Reorganization Transactions

In connection with the IPO, the Company completed the following transactions (the “Reorganization Transactions”). Definitive OpCo entered into an amended and restated limited liability company agreement (the “Amended LLC Agreement”) pursuant to which members of Definitive OpCo prior to the IPO who continue to hold LLC Units have the right to require Definitive OpCo to exchange all or a portion of their LLC Units for newly issued shares of Class A Common Stock. Until exchanged, each LLC Unit is represented by one share of Definitive Healthcare Corp. Class B Common Stock. The total shares of Class B Common Stock outstanding is equal to the number of vested LLC Units outstanding. Entities treated as corporations for U.S. tax purposes that held LLC Units (individually, a “Blocker Company” and collectively, the "Blocker Companies") each merged with a merger subsidiary and subsequently merged into Definitive Healthcare Corp. and are now holders of Class A Common Stock.

Following the Reorganization Transactions, Definitive Healthcare Corp. became a holding company, with its sole material asset being a controlling equity interest in Definitive OpCo. Definitive Healthcare Corp. operates and controls all of the business and affairs of Definitive OpCo, and through Definitive OpCo and its subsidiaries, conducts its business. Accordingly, Definitive Healthcare Corp. consolidates the financial results of Definitive OpCo, and reports the noncontrolling interests of unexchanged LLC Unit holders on its consolidated financial statements.

In connection with the Reorganization Transactions and the IPO, Definitive Healthcare Corp entered into a tax receivable agreement. See Note 15. Income Taxes.

Follow-On Offering

On November 22, 2021, Definitive Healthcare Corp. completed a follow-on offering, in which it sold 11,000,000 shares of Class A Common Stock at a public offering price of $36.00 per share for net proceeds of $382.1 million, after deducting underwriters’ discounts and commissions (but excluding other offering expenses and reimbursements).

Definitive Healthcare Corp. used net proceeds from the follow-on offering to (i) acquire 7,000,000 newly issued LLC Units from Definitive OpCo; (ii) purchase 1,766,762 LLC Units from certain unitholders; and (iii) repurchase 2,233,238 shares of Class A Common Stock received by the former shareholders of certain Blocker Companies. Definitive OpCo used net proceeds from the follow-on offering to pay fees and expenses of approximately $1.6 million incurred in connection with the follow-on offering, with the remaining proceeds intended to be used for general corporate purposes.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Financial Accounting Standards Board (“FASB”) establishes these principles to ensure financial condition, results of operations, and cash flows are consistently reported. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative nongovernmental GAAP as found in the FASB Accounting Standards Codification (“ASC”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgements, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates relate, but are not limited to, revenue recognition, allowance for doubtful accounts, contingencies, valuations and useful lives of intangible assets acquired in business combinations, equity-based compensation, and income taxes. Actual results could differ from those estimates.

Revenue Recognition

The Company derives revenue primarily from subscription license fees charged for access to the Company’s database platform, and professional services. The customer arrangements include a promise to allow customers to access a subscription license to the database platform which is hosted by the Company over the contract period, without allowing the customer to take possession of the subscription license or transfer hosting to a third party.

The Company recognizes revenue in accordance with ASC 606–Revenue from Contracts with Customers, which provides a five-step model for recognizing revenue from contracts with customers. Revenue is recognized upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services.

Revenue related to hosted subscription license arrangements, which often include non-distinct professional services, is recognized ratably over the contract term as the customer simultaneously receives and consumes the benefits provided by the Company’s performance. These subscription contracts typically have a term of one to three years and are non-cancellable.

The Company also enters into a limited number of contracts that can include various combinations of professional services, which are generally capable of being distinct and can be accounted for as separate performance obligations. Revenue related to these professional services is insignificant and is recognized at a point in time, when the performance obligations under the terms of the contract are satisfied and control has been transferred to the customer.

When a contract contains multiple performance obligations, the contract transaction price is allocated on a relative standalone selling price (“SSP”) basis to each performance obligation. The Company typically determines SSP based on observable selling prices of its products and services. In instances where SSP is not directly observable, SSP is determined using information that may include market conditions and other observable inputs, or by using the residual approach.

The Company accounts for an arrangement when it has approval and commitment from both parties, the rights are identified, the contract has commercial substance, and collectability of consideration is probable. The Company generally obtains written purchase contracts from its customers for a specified service at a specified price, with a specified term, which constitutes an arrangement. Revenue is recognized at the amount expected to be collected, net of any taxes collected from customers, which are subsequently remitted to governmental authorities. The timing of revenue recognition may not align with the right to invoice the customer, but the Company has determined that in such cases, a significant financing component generally does not exist. The Company has elected the practical expedient that permits an entity not to recognize a significant financing component if the time between the transfer of a good or service and payment is one year or less. Payment terms on invoiced amounts are typically 30 days. The Company does not offer rights of return for its products and services in the normal course of business, and contracts generally do not include customer acceptance clauses.

The Company arrangements typically do not contain variable consideration. However, certain contracts with customers may include service level agreements that entitle the customer to receive service credits, and in certain cases, service refunds, when defined service levels are not met. These arrangements represent a form of variable consideration, which is considered in the calculation of the transaction price. The Company estimates the amount of variable considerations at the expected value based on its assessment of legal enforceability, anticipated performance and a review of specific transactions, historical experience and market and economic conditions. The Company historically has not experienced any significant incidents that affected the defined levels of reliability and performance as required by the contracts.

Fair Value Measurements

The Company measures assets and liabilities at fair value based on an expected exit price, which represents the amount that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level as follows:

Level 1 - Observable inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities

Level 2 - Other inputs that are directly or indirectly observable in the marketplace

Level 3 - Unobservable inputs that are supported by little or no market activity, including the Company’s own assumptions in determining fair value.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Historically, the Company has not experienced any losses due to such cash concentrations. The Company does not have any off-balance-sheet credit exposure related to its customers.

Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising the Company’s customer base. No single customer accounted for more than 10% of total net sales or accounts receivable in 2021, 2020, and 2019.

Accounts Receivable, Net and Contract Assets

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Allowances for doubtful accounts are provided for those outstanding balances considered to be uncollectible based upon historical collection experience, changes in customer payment profiles, the aging of receivable balances, and management’s overall evaluation of the outstanding balances at year end. Balances that are still outstanding after management has made reasonable collection efforts are written off through a charge to the allowance for doubtful accounts. At December 31, 2021 and 2020, the allowance for doubtful accounts was $1.4 million and $0.9 million, respectively.

Contract assets represent contractual rights to consideration in the future and are generated when contractual billing schedules differ from the timing of revenue recognition. The Company records accounts receivable when it has the unconditional right to issue an invoice and receive payment regardless of whether revenue has been recognized. If revenue is recognized in advance of the right to invoice, a contract asset (unbilled receivable) is recorded, which is included in accounts receivable, net in the consolidated balance sheets.

Deferred Contract Costs

Certain sales commissions earned by the Company’s employees are considered incremental and recoverable costs of obtaining a contract with a customer. These sales commissions for initial and renewal contracts are capitalized and are included in current portion of deferred contract costs and deferred contract costs, net of current portion. Capitalized amounts also include the associated payroll taxes and other fringe benefits associated with the payments to the Company’s employees.

Costs capitalized related to new revenue contracts are amortized on a straight-line basis over four years, which reflects the average period of benefit, including expected contract renewals. When determining the period of benefit, the Company primarily considered its initial estimated customer life, the technological life of the subscription license, as well as an estimated customer relationship period. Costs capitalized related to renewal contracts are amortized on a straight-line basis over 2 years, which reflects the average renewal period. Renewal contracts with a term of one year or less are expensed.

The capitalized amounts are recoverable through future revenue streams under all non-cancellable customer contracts. Amortization of capitalized costs to obtain revenue contracts is included in sales and marketing expense in the accompanying consolidated statements of operations. There were no impairments of these costs in the years ended December 31, 2021 or 2020.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The assets are depreciated on a straight-line basis over the estimated useful lives as follows:

Furniture and equipment	5 years
Computers and software	3 years
Leasehold improvements	Lesser of the asset life or lease term

Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized as gain or loss on disposal of assets in the consolidated statements of operations. Major replacements and improvements are capitalized, while general repairs and maintenance are charged to expense as incurred.

Advertising and Promotional Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720—Other Expenses – Advertising Cost. Advertising expenses of $0.9 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively, and $0.2 million and $0.2 million for the periods from July 16, 2019 through December 31, 2019 (Successor) and from January 1, 2019 through July 15, 2019 (Predecessor), respectively, are included in sales and marketing expenses on the consolidated statements of operations.

Software Development Costs

The Company accounts for its software development costs in accordance with the guidance set forth in ASC 350-40—Intangibles – Goodwill and Other – Internal Use Software. The Company capitalizes costs to develop software for internal use incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized costs of $0.6 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively, are included in property and equipment, net. Software development costs are amortized over a period of 3 years once in service. No software development costs were capitalized during the periods from July 16, 2019 to December 31, 2019 (Successor) or from January 1, 2019 through July 15, 2019 (Predecessor).

Acquisitions

The Company accounts for business combinations using the acquisition method in accordance with ASC 805, Business Combinations. Each acquired company’s operating results are included in the Company’s consolidated financial statements starting on the date of acquisition. The Company allocates purchase consideration to the tangible and identifiable intangible assets acquired, and liabilities assumed based on their estimated fair values. The purchase price is determined based on the fair value of the assets transferred, liabilities assumed, and equity interests issued, after considering any transactions that are separate from the business combination. The excess of fair value of purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at the acquisition date fair value. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired technology and acquired trade names, useful lives, royalty rates, and discount rates.

The estimates are inherently uncertain and subject to revision as additional information is obtained during the measurement period for an acquisition, which may last up to one year from the acquisition date. During the measurement period, the Company may record adjustments to the fair value of tangible and intangible assets acquired and liabilities assumed, with a corresponding offset to goodwill. After the conclusion of the measurement period or the final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to earnings.

In addition, uncertain tax positions and tax-related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company reevaluates these items based upon the facts and circumstances that existed as of the acquisition date, with any revisions to the Company’s preliminary estimates being recorded to goodwill, provided that the timing is within the measurement period. Subsequent to the measurement period, changes to uncertain tax positions and tax related valuation allowances will be recorded to earnings.

For any given acquisition, the Company may identify certain pre-acquisition contingencies. The Company estimates the fair value of such contingencies, which are included as part of the assets acquired or liabilities assumed, as appropriate. Differences from these estimates are recorded in the consolidated statement of operations in the period in which they are identified.

Goodwill and Intangible Assets

Goodwill is calculated as the excess of the purchase consideration paid in the acquisition of a business over the fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized and is tested for impairment at the reporting unit level, at least annually, and more frequently if events or circumstances occur that would indicate a potential decline in fair value.

A reporting unit is an operating segment or a component of an operating segment. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, or it may elect to bypass such assessment. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value, or if the Company elects to bypass the qualitative assessment, management will perform a quantitative test by determining the fair value of the reporting unit. The estimated fair value of the reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates, including the discount rate, growth rate, and future financial performance. Valuations of similarly situated public companies are also evaluated when assessing the fair value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then a goodwill impairment loss is recognized for the difference. The Company performs its annual impairment assessment in the first month of the fourth quarter of each calendar year.

Definite-lived intangible assets are amortized over their estimated useful lives, which represent the period over which the Company expects to realize economic value from the acquired asset(s), using the economic consumption method if anticipated future revenues can be reasonably estimated. The straight-line method is used when future revenues cannot be reasonably estimated. The following provides a summary of the estimated useful lives by category of asset.

Customer relationships	14 – 15 years
Technology	7 – 8 years
Tradenames / trademark	17 – 19 years
Data	1– 4 years

Impairment of Long-Lived Assets

The Company reviews the carrying value of property and equipment and other long-lived assets, including definite-lived intangible assets and property and equipment, for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. If estimated undiscounted future cash flows expected to result from its use and eventual disposition are not expected to be adequate to recover the asset’s carrying value, an impairment charge is recorded for the excess of the asset’s carrying value over its estimated fair value.

Deferred Revenue

Deferred revenue consists of customer payments and billings in advance of revenue being recognized from the subscription services. If revenue has not yet been recognized, a contract liability (deferred revenue) is recorded. Deferred revenue that is anticipated to be recognized within the next 12 months is recorded as current portion of deferred revenue and the remaining portion is included in long term liabilities as deferred revenue on the consolidated balance sheets.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are deferred and amortized as interest expense over the terms of the related debt using the effective interest method for term debt and on a straight-line basis for revolving debt. To the extent that the debt is outstanding, these amounts are reflected in the consolidated balance sheets as direct deductions from the long-term portions of debt, except for the costs related to the Company’s revolving credit facilities, which are presented as a non-current asset on the consolidated balance sheets within other assets. Upon a refinancing or amendment, previously capitalized debt issuance costs are expensed and included in loss on extinguishment of debt, if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument. As of December 31, 2021 and 2020, the Company had $2.6 million and $10.9 million, respectively, of unamortized deferred financing costs related to its non-revolving credit facilities.

Sales Tax

The Company’s revenues may be subject to local sales taxes in certain states, if applicable. It is the Company’s policy to treat all such taxes on a “net” basis, which means the charges for sales taxes to the Company’s customers are not included in revenues and the remittance of such taxes is not presented as an expense.

Income Taxes

Definitive OpCo is taxed as a partnership. DH Holdings is a wholly owned subsidiary of Definitive OpCo and is treated as a disregarded entity for income tax purposes. Accordingly, for federal and state income tax purposes, income, losses, and other tax attributes not generated by the HSE or Monocl subsidiaries pass through to the Definitive OpCo members’ individual income tax returns. Definitive OpCo may be subject to certain taxes on behalf of its members in certain states. Definitive Healthcare Corp. was not subject to any federal income taxes for the years ended December 31, 2021, 2020, or 2019.

HSE and the Monocl US subsidiaries are taxed as corporations. Accordingly, these entities account for income taxes by recognizing tax assets and liabilities for the cumulative effect of all the temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. The foreign tax provision pertains to foreign income taxes due at the Swedish Monocl subsidiaries. Deferred taxes for the HSE, Monocl US and Swedish subsidiaries are determined using enacted federal, state, or foreign income tax rates in effect in the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Definitive Healthcare Corp. is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Definitive OpCo and will be taxed at the prevailing corporate tax rates. In addition to tax expenses, we will also make payments under the Tax Receivable Agreement, which we expect to be significant. We anticipate that we will account for the income tax effects and corresponding Tax Receivable Agreement’s effects resulting from future taxable exchanges of LLC Units of Unitholders by us or Definitive OpCo by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the purchase or exchange.

Further, the Company accounts for amounts payable under the Tax Receivable Agreement in accordance with ASC 450—Contingencies. We will evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the Tax Receivable Agreement will be estimated at the time of any purchase or exchange as a reduction to shareholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income or loss. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income or loss. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized and, when necessary, a valuation allowance is established.

Under the provisions of ASC 740—Income Taxes, as it relates to accounting for uncertainties in tax positions, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the tax years ended December 31, 2021, 2020 and 2019, we did not have any uncertain tax positions.

Net Loss Per Share

Net income or loss per share is computed in conformity with the two-class method required for participating securities. The two-class method of computing earnings per share is required for entities that have participating securities. The two-class method is an earnings allocation formula that determines earnings per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods in which a net loss is recorded.

Basic net income or loss per share is computed by dividing the net income or loss by the weighted-average number of common shares of the Company outstanding during the period. Diluted net income or loss per share is computed by giving effect to all potential shares, including exchangeable Definitive OpCo LLC Units and restricted stock units, to the extent dilutive. The Company uses the treasury stock method to calculate potentially dilutive shares, as if they were converted into Common Stock at the beginning of the period. Basic and diluted net income or loss per share was the same for the period presented as the inclusion of all potential shares outstanding would have been anti-dilutive. See Note 16. Net Loss Per Share for additional information on dilutive securities.

Equity-based Compensation

Equity instruments issued in exchange for services performed by officers, employees, consultants, and directors of the Company are accounted for using a fair-value based method, and the fair value of such equity instruments are recognized as expense in the consolidated statements of operations. The Company has issued restricted stock units ("RSUs"), the fair values of which are determined by the closing stock price on the date of grant, and prior to the IPO, issued profit interest units ("PIUs") to certain employees and officers with a return threshold that was set based on the fair value of the Company.

For PIUs, fair value was determined using a two-step process. First, the Company’s enterprise value was established using generally accepted valuation methodologies, including discounted cash flow analysis, guideline comparable public company analysis, and comparable transaction method. Second, the enterprise value was allocated among the securities that comprise the capital structure of the Company using an option-pricing method based on the Black-Scholes model. For performance-based units, the Company used a Monte Carlo simulation analysis, which captures the impact of the performance vesting conditions to value the performance-based units. The use of the Black-Scholes model and the Monte Carlo simulation required the Company to make estimates and assumptions, such as expected volatility, expected term and expected risk-free interest rate.

Equity-based compensation expense is measured at the grant date of the awards and is recognized on a straight-line basis over the requisite service periods, which is generally the vesting period of the respective award. For the units which had a performance condition, we recognized compensation expense based on the Company's assessment of the probability that the performance condition(s) would be achieved. Any related compensation expense was recognized when the probability of the event was likely and performance criteria were met. Forfeitures are recognized as they occur.

The Company classifies equity-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s salary and related costs are classified.

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

Recently-Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02—Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The FASB has subsequently issued supplemental and/or clarifying ASUs inclusive of ASU 2020-05, which updated the effective date for certain non-public companies to annual reporting periods beginning after December 15, 2021. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, or by not adjusting the comparative periods and recording a cumulative effect adjustment as of the adoption date, with certain practical expedients available. The Company as an Emerging Growth Company as defined by the JOBS Act of 2012, can elect to take the extended transition period and adopt the standard following guidance for non-public entities which are a part of the “all other” category.

The Company will adopt ASU 2016-02 and all associated amendments on the first day of fiscal 2022 (January 1, 2022) which includes as allowed under ASU 2018-11 the ability to recognize a cumulative-effect adjustment through opening retained earnings as of the date of adoption. The Company will elect the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company will not elect the hindsight practical expedient. The Company will elect to use the practical expedient that allows the combination of lease and non-lease contract components in all of its underlying asset categories. The Company will also elect a policy of not recording leases on its consolidated balance sheets when the leases have a term of 12 months or less and the Company is not reasonably certain to elect an option to renew the leased asset. Due to the adoption of this guidance, the Company expects to recognize an operating right-of-use assets and operating lease liabilities of $12.0 million to $13.0 million and $13.5 million to $14.5 million, respectively, on the consolidated balance sheets as of the date of adoption. The difference between the right-of-use assets and lease liabilities on the accompanying consolidated balance sheets is primarily due to the accrual for lease payments as a result of straight-line lease expense and unamortized tenant incentive liability balances. The Company does not anticipate a material impact to opening retained earnings as a result of the adoption of the guidance. The adoption of this new guidance is not anticipated to have a material impact on the Company’s results of operations, cash flows, liquidity or the Company’s covenant compliance under its existing credit agreement.

In June 2016, the FASB issued ASU No. 2016-13—Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments. This standard is intended to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope, such as trade receivables. The amendment is effective for fiscal years beginning after December 15, 2022. The Company will adopt this effective January 1, 2023 and does not expect the adoption of the standard to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12—Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes This standard removes certain exceptions for investments, intra-period allocations and interim tax calculations and adds guidance to reduce complexity in accounting for income taxes. The amendment is effective for fiscal years beginning after December 15, 2021 and early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04—Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments of ASU No. 2020-04 are effective for companies as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The amendments in this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The Company is evaluating the impact that the amendments of this standard would have on the Company’s consolidated financial position or results of operations upon adoption.

In October 2021, the FASB issued ASU No. 2021-08—Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This new accounting standard requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606—Revenue from Contracts with Customers. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with ASC 606, at fair value on the acquisition date. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The new accounting guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company plans to adopt this new accounting guidance effective January 1, 2022. The impact on the Company's consolidated financial statements will depend on the size and nature of future acquisitions.

3.
Acquisitions and Investments

2020 Acquisition

On October 27, 2020, the Company completed the purchase of all of the outstanding shares of Monocl Holding Company (“Monocl”), a cloud-based platform with millions of expert profiles, for a total estimated consideration of $46.3 million and up to $60.0 million, consisting of approximately $18.3 million of cash payable at closing, $25.4 million of rollover equity, and up to $15.0 million of contingent consideration. The contingent consideration, which relates to earn-out payments that may be paid out upon the achievement of certain performance targets has an estimated fair value of $2.6 million as of the acquisition date. The assets acquired and liabilities assumed were recorded at their estimated fair values and the results of operations were included in the Company’s consolidated results as of the acquisition date.

The consideration transferred for the transaction is summarized as follows:

(in thousands)
Cash consideration	$18,307
Equity issuance	25,439
Contingent consideration	2,600
Purchase price	$46,346

Cash consideration for the acquisition was primarily provided through borrowings under the Company’s credit facility.

The performance targets for the contingent consideration are based on ARR for each of the twelve-month periods ended December 31, 2020 and December 31, 2021. Potential payouts range from $0 to $5.0 million and $0 to $10 million based on ARR of below $8.5 million to over $9.5 million and below $12.0 million to over $16.0 million for each of the twelve month periods ended December 31, 2020 and 2021, respectively.

Based on the achievement of certain ARR targets, the fair value of the contingent consideration was $7.5 million as of December 31, 2021. The Company estimated the fair value of the contingent consideration to be $5.2 million at December 31, 2020 based on the achievement of Annual 2020 ARR targets and the probability of achieving the 2021 targets. Refer to note 9. Fair Value Measurements for more detail.

The purchase accounting for the Monocl acquisition was finalized as of December 31, 2020. The final allocation of the acquisition-date fair values of assets and liabilities pertaining to this business combination as of December 31, 2020, was as follows:

(in thousands)	October 27, 2020
Cash	$2,774
Accounts receivable	788
Prepaid expenses and other current assets	614
Property and equipment	20
Intangible assets	18,900
Accounts payable and accrued expenses	(2,137)
Deferred revenue	(2,884)
Total assets acquired and liabilities assumed	18,075
Goodwill	28,271
Purchase price	$46,346

As a result of the Monocl acquisition, the Company recorded goodwill, customer relationships, data, technology, and trademark of $28.3 million, $11.9 million, $3.0 million, $2.6 million and $1.4 million, respectively, as of the acquisition date. The goodwill recognized includes the fair value of the assembled workforce, which is not recognized as an intangible asset separable from goodwill, and any expected synergies gained through the acquisition. The Company determined that the goodwill resulting from the acquisition is not deductible for tax purposes. In connection with the acquisition, the Company also recorded deferred revenue of $2.9 million and a contingent consideration liability of $2.6 million. See Note 9. Fair Value Measurements for more detail on determination of fair value.

Customer relationships represent the estimated fair value of the underlying relationships with the acquired entity’s business customers. The Company valued customer relationships using the income approach, specifically the excess earnings method. Significant assumptions include forecast of revenues, cost of revenues, estimated attrition rates, and discount rates reflecting the different risk profiles of the asset depending upon the acquisition. The value assigned to customer relationships is $11.9 million and is amortized using the annual pattern of cash flows (economic value method) over the estimated 14-year life of this asset.

Data includes proprietary data on medical and scientific expert personnel. The Company used the cost approach, specifically the replacement cost method to value the data. The Fair value of the data was estimated to be $3.0 million and is amortized using the straight-line method over the estimated remaining useful life of 3 years.

The technology recognized includes Monocl’s existing technology and provides users with a cloud-based platform with millions of expert profiles generated using machine learning and tailored algorithms through an online platform. This technology provides the automated collection of content sources, data processing and augmentation, and ultimately the generation of contextually relevant and continuously updated expert profiles. The Company used the income approach, specifically the relief-from-royalty method, to determine the value of technology, which was valued at $2.6 million and is amortized using the straight-line method over the estimated remaining useful life of 8 years.

The trademark represents the estimated fair value of the registered trademarks, logo and domain names associated with the Monocl corporate brand. The Company estimated the fair value of the trademark using a relief from royalty method. Significant assumptions include forecast of royalty rate, company revenues, tax rate, and discount rate. The trademark was valued at $1.4 million and is amortized using the straight-line method over the estimated remaining useful life of 19 years.

The weighted average amortization period for the customer relationships, tradenames, technology, and data is 15 years, 17 years, 8 years and 3 years, respectively. See Note 7 for the estimated total intangible amortization expense during the next five years.

In connection with the acquisition, the Company recognized acquisition related costs of $0.4 million which were recorded within transaction expenses in the accompanying consolidated statements of operations.

The net loss of Monocl is included in the Company’s consolidated results since the date of acquisition. The revenue and net loss of Monocl reflected in the consolidated statements operations for the year ended December 31, 2020 were $1.2 million and $1.6 million, respectively.

Unaudited Pro Forma Supplementary Data

(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenue	$122,333	$87,157
Net loss	(58,350)	(97,134)

The unaudited pro forma supplementary data presented in the table above shows the effect of the Monocl acquisition, as if the transactions had occurred at the beginning of fiscal year 2020. The pro forma net loss includes adjustments to amortization expense for the valuation of other intangible assets of $0.8 million and interest expense related to incremental borrowings used to finance the transaction of $1.0 million for the year ended December 31, 2020. Acquisition expenses of $0.4 million were excluded from the pro forma net loss for the year ended December 31, 2020. The unaudited pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisition been consummated on the date assumed or of the Company’s results of operations for any future date.

2019 Acquisitions

Advent Acquisition (the "Advent Acquisition")

On July 16, 2019, Advent entered into an agreement with Definitive Holdco (the “Agreement”) to, among other things, acquire 100% of its issued and outstanding units, for a total consideration of $1.7 billion, consisting of $1.1 billion of cash and $570.3 million of equity units issued to the sellers and former owners.

For purposes of the Agreement, affiliated legal entities of Advent include Advent IX Funds, AIDH Holdings, Inc. (“AIDH Holdings”), Definitive OpCo, AIDH Buyer, and AIDH Finance Sub, LLC (“AIDH Finance Sub”).

Advent IX Funds owns 100% of the outstanding units of AIDH Holdings. AIDH Holdings owns 55% of the outstanding units of Definitive OpCo, with the remaining interests (45%) issued to the prior owners of Definitive Holdco as rollover units. Definitive OpCo owns 100% of outstanding units of AIDH Buyer. Upon acquisition, AIDH Buyer owns 100% of Definitive Holdco.

The transactions outlined in the Agreement were executed as follows:

1. Debt Financing. Immediately prior to closing of the Agreement, AIDH Finance Sub, an affiliated legal entity of Advent, entered into debt financing agreements for a $450.0 million term loan payable, a $100.0 million delayed draw term loan payable, and a $25.0 million revolving debt facility. See Note 8. Long-Term Debt for more details. These financing agreements were collateralized by 100% of AIDH Finance Sub capital prior to the Finance Merger, defined below.

2. Finance Merger. Upon closing the Agreement, AIDH Finance Sub was merged with Definitive Holdco (surviving entity). After the merger, the financing agreements were collateralized by 100% of AIDH Buyer and Definitive Holdco units.

3. Distribution and Purchase of Units. Immediately after the Finance Merger, net proceeds from the debt financing (approximately $432.4 million) were paid to the prior owners of Definitive Holdco. Additionally, AIDH Buyer distributed $1.3 billion (cash of $697.0 million and rollover equity of $570.3 million in Definitive OpCo) as purchase consideration for all outstanding units of Definitive Holdco.

The consideration transferred for the transaction is summarized as follows:

(in thousands)
Cash consideration	$1,129,346
Common units issued	570,266
Purchase price	$1,699,612

Of the total cash consideration, $1.1 billion was paid upon closing and $6.9 million in July 2020. Cash consideration for the acquisition was partly provided by net proceeds from the 2019 Term Loan, as outlined above.

The purchase accounting for the Advent Acquisition was finalized as of July 16, 2020. The final allocation of the acquisition date fair values of assets and liabilities pertaining to this business combination as of July 16, 2020 was as follows:

	Predecessor Company	Successor Company
(in thousands)	Carrying Values as of July 15, 2019	Fair Value Adjustments	Final Allocations July 16, 2019
Cash	$17,058	$—	$17,058
Accounts receivable	12,747	—	12,747
Deferred contract costs	5,735	(5,735)	—
Prepaid expenses and other current assets	1,539	150	1,689
Other assets	49	—	49
Property and equipment	2,201	—	2,201
Intangible assets	19,108	456,292	475,400
Accounts payable and accrued expenses	(5,477)	684	(4,793)
Deferred revenue	(38,278)	6,278	(32,000)
Total assets acquired and liabilities assumed	14,682	457,669	472,351
Goodwill	$82,767	$1,144,494	1,227,261
Total purchase price			$1,699,612

The adjustments set forth in the following consolidated balance sheet as of July 15, 2019, reflect the effect of the Debt Financing and Finance Merger (reflected in the column “Debt Financing / Finance Merger”), and the fair value adjustments to assets acquired and liabilities assumed, as a result of the purchase accounting, in connection with the Advent Acquisition (reflected in the column “Fair Value Adjustments”):

(in thousands)	Predecessor July 15, 2019	Debt Financing / Finance Merger	Fair Value Adjustments	Successor July 16, 2019
Cash	$17,058	$—	$—	$17,058
Accounts receivable	12,747	—	—	12,747
Prepaid expenses and other current assets	1,539	16	150	1,705
Deferred contract costs	5,735	—	(5,735)	—
Property and equipment	2,201	—	—	2,201
Intangible assets	19,108	—	456,292	475,400
Goodwill	82,767	—	1,144,494	1,227,261
Other assets	49	14,589	—	14,638
Total assets	$141,204	$14,605	$1,595,201	$1,751,010
Accounts payable and accrued expenses	$5,477	$10,407	$(684)	$15,200
Deferred revenue	38,278	—	(6,278)	32,000
Term Loan	—	436,553	—	436,553
Total liabilities	43,755	446,960	(6,962)	483,753
Members’ Capital	97,449	(432,355)	1,602,163	1,267,257
Total liabilities and equity	$141,204	$14,605	$1,595,201	$1,751,010

The Company recorded adjustments to goodwill of $1.1 billion and intangible assets of $456.3 million as of the acquisition date of July 16, 2019, including adjustments to customer relationships, technology, tradenames and data of $340.8 million, $48.5 million, $32.7 million and $34.3 million, respectively.

The goodwill recognized includes the fair value of the assembled workforce, which is not recognized as an intangible asset separable from goodwill, and any expected synergies gained through the acquisition. The Company determined that the goodwill resulting from the acquisition was in part deductible for tax purposes.

The Company performed an ASC 805 fair valuation of the acquired identifiable intangible assets as of July 16, 2019. Key assumptions used to determine such fair values included growth rates, retention/attrition, research and development expenses, operating expenses, selling and marketing expenses, tax rates, royalty rates, obsolescence, utilization factors and others.

Customer relationships represent the estimated fair value of the underlying relationships with the Company’s customers. The Company valued customer relationships using the income approach, specifically the excess earnings method. Significant assumptions include forecast of revenues, cost of revenues, estimated attrition rates, and discount rates reflecting the different risk profiles of the asset depending upon the acquisition. The value assigned to customer relationships is $358.0 million and is amortized using the annual pattern of cash flows (economic value method) over the estimated 15-year life of this asset.

The technology recognized includes Definitive’s existing technology, which provides users access to in-depth and interactive analytics of high quality and up-to-date healthcare data through an online platform, and provides for user customization as well as watchlist functionality, advanced search functionality and integration with customer’s other internal and external systems. The Company used the income approach, specifically the relief-from-royalty method, to determine the value of technology, which was valued at $48.5 million and is amortized using the straight-line method over the estimated remaining useful life of 10 years.

Tradenames includes the estimated fair value of the acquired registered trademarks, logo and domain names associated with the Definitive Healthcare corporate brand. The Company estimated the fair value of the trademark using a relief from royalty method. Significant assumptions include forecast of royalty rate, company revenues, tax rate, and discount rate. The trademark was valued at $34.1 million and is amortized using the straight-line method over the estimated remaining useful life of 22 years.

Data includes proprietary data and insights on healthcare providers, including coverage of providers across the healthcare ecosystem from hospitals to physician groups to ambulatory surgery centers and accountable care organizations. The Company used the cost approach, specifically the replacement cost method to value the data. The fair value of the data was estimated to be $34.8 million and is amortized using the straight-line method over the estimated remaining useful live of 3 years.

The fair value of deferred revenue was estimated at $32.0 million, using the income approach, specifically the cost build-up method, and was calculated as the estimated cost for the Company to fulfill the contractual obligations plus a normal profit margin.

The following table reconciles the purchase price to the capital contribution made by Sponsor as July 16, 2019:

(in thousands)
Total purchase price	$1,699,612
Transaction costs paid from proceeds	4,004
Less Debt Financing	436,359
Capital Contribution	$1,267,257

The results of Definitive Holdco are included in the Company’s consolidated results since the date of acquisition. The revenue of Definitive Holdco reflected in the consolidated statements operations for the year ended December 31, 2020 (Successor), period from July 16, 2019 to December 31, 2019 (Successor) and the period from January 1, 2019 to July 15, 2019 (Predecessor) was $116.9 million, $40.0 million and $45.5 million, respectively. The net (loss) income of Definitive Holdco, reflected in the consolidated statements of operations for the year ended December 31, 2020 (Successor), period from July 16, 2019 to December 31, 2019 (Successor) and the period from January 1, 2019 to July 15, 2019 (Predecessor) was ($49.9 million), ($49.2 million) and $12.9 million, respectively.

Unaudited Pro Forma Supplementary Data

(in thousands)	Year Ended December 31, 2019
Revenue	$84,122
Net loss	(92,228)

The unaudited pro forma supplementary data presented in the table above shows the effect of the Definitive Holdco acquisition, as if the transaction had occurred at the beginning of fiscal year 2019. The pro forma net loss for the year ended December 31, 2019 includes interest expense related to incremental borrowings used to finance the transaction of $21.0 million, adjustments to amortization expense for the valuation of other intangible assets of $33.4 million and fair value adjustments for deferred revenue of $1.4 million. The unaudited pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisition been consummated on the date assumed or of the Company’s results of operations for any future date.

HIMSS

On January 15, 2019, the Predecessor Company acquired substantially all of the assets and assumed substantially all of the liabilities of HIMSS for a total purchase price of $29.8 million. The Company recognized goodwill of $19.1 million, intangible assets of $11.4 million, accounts receivable of $1.3 million, and deferred revenue of $2.0 million, in connection with the acquisition. The acquisition was made to increase the Company’s market footprint. The goodwill recognized consisted largely of the estimated value of the assembled workforce and anticipated growth opportunities. The fair value of acquired intangible assets was determined using certain variations of the income approach and market approach. The estimated fair value of deferred revenue was based upon the applicable guidance and was calculated as the estimated cost for the Company to fulfill the contractual obligations plus a normal profit margin. The Company has included the financial results of HIMSS in the consolidated financial statements from the date of acquisition, which were not material. The transaction costs associated with the acquisition were not material.

HSE

On December 2, 2019, the Company acquired 100% of the issued and outstanding common and preferred stock of HSE for a total purchase price of $6.8 million, consisting of $2.8 million of cash and $4.0 million of equity issued. The Company recognized goodwill of $5.9 million, intangible assets of $1.2 million, deferred tax assets of $0.2 million, accounts receivable of $0.1 million, accounts payable of $0.3 million and deferred revenue of $0.3 million, in connection with the acquisition. The acquisition was made to increase the Company’s market footprint. The goodwill arising from the acquisition consists largely of the estimated value of the assembled workforce and anticipated growth opportunities. The fair value of acquired intangible assets was determined using certain variations of the income approach and market approach. The fair values of current assets and liabilities were based upon their historical costs at the date of acquisition due to their short-term nature. The estimated fair value of deferred revenue was based upon the applicable guidance and was calculated as the estimated cost for the Company to fulfill the contractual obligations plus a normal profit margin. The Company has included the financial results of HSE in the consolidated financial statements from the date of acquisition, which were not material. The transaction costs associated with the acquisition were not material.

Investments

On December 22, 2021, the Company made a $40.0 million investment in Analytical Wizards Inc., a privately-held company. Analytical Wizards automates complex analytic models using tools that expedite efficient big data mining through artificial intelligence ("A.I.") and machine learning ("M.L.") power to uncover deep insights. In the transaction the Company purchased Series B Convertible Preferred Stock, representing 35% ownership of Analytical Wizards, and an option to acquire the remaining 65% ownership (the "Purchase Option") for a strike price of $65.0 million. The Company determined that it does not have a controlling financial interest in Analytical Wizards at transaction close as the Company does not have the right to control the governing body of Analytical Wizards or have control through other contractual rights. As the Series B Preferred Stock and the Purchase Option do not have readily determinable fair values, the Company elected to apply the measurement alternative and will adjust the carrying value of the investments in Analytical Wizards for impairments and observable prices in identical or similar equity securities of Analytical Wizards. The Company paid $40.0 million for the Series B Preferred Stock and Purchase Option, which are allocated on a relative fair value basis such that the Series B Preferred Stock and Purchase Option have carrying values of $32.7 million and $7.3 million, respectively. The Series B Preferred Stock is recorded in Investments in equity securities and the Purchase Option is recorded in Other assets in the accompanying consolidated balance sheet as of December 31, 2021.

There were no observable price changes or impairment indicators associated with these investments during the year ended December 31, 2021.

4.
Revenue

The Company disaggregates revenue from its arrangements with customers by type of service as it believes these categories best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following table represents a disaggregation of revenue from arrangements with customers for the years ended December 31, 2021 and 2020 (Successor) and the periods from July 16, 2019 to December 31, 2019 (Successor) and January 1, 2019 to July 15, 2019 (Predecessor).

	Successor Company			Predecessor Company
			Period from	Period from
	Year Ended December 31,		July 16, 2019 to	January 1, 2019 to
(in thousands)	2021	2020	December 31, 2019	July 15, 2019
Platform subscriptions	$164,564	$117,080	$39,872	$45,244
Professional services	1,590	1,237	173	214
Total revenue	$166,154	$118,317	$40,045	$45,458

The opening and closing balances of the Company’s receivables, deferred contract costs and contract liabilities from contracts with customers are as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Accounts receivables, net	$43,336	$33,108
Deferred contract costs	6,880	2,947
Long-term deferred contract costs	11,667	5,952
Deferred revenues	84,023	61,200

Deferred Contract Costs

A summary of the activity impacting the deferred contract costs during the years ended December 31, 2021 and 2020 is presented below:

	Year Ended December 31,
(in thousands)	2021	2020
Balance at beginning of period	$8,899	$2,885
Costs amortized	(4,792)	(1,670)
Additional amounts deferred	14,440	7,684
Balance at end of period	$18,547	$8,899
Classified as:
Current	6,880	2,947
Non-current	11,667	5,952
Total deferred contract costs (deferred commissions)	$18,547	$8,899

Contract Liabilities

A summary of the activity impacting deferred revenue balances during the years ended December 31, 2021 and 2020 is presented below:

	Year Ended December 31,
(in thousands)	2021	2020
Balance at beginning of period	$61,200	$46,125
Revenue recognized	(166,154)	(118,317)
Additional amounts deferred	188,977	133,392
Balance at end of period	$84,023	$61,200

Remaining Performance Obligations

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

The remaining performance obligations consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Current	$155,134	$114,284
Noncurrent	95,354	58,250
Total	$250,488	$172,534

5.
Accounts Receivable

Accounts receivable consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Accounts receivable	$44,303	$33,635
Unbilled receivable	430	329
	$44,733	$33,964
Less: allowance for doubtful accounts	(1,397)	(856)
Accounts receivable, net	$43,336	$33,108

6.
Property and Equipment

Property and equipment consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Computers and software	$4,744	$3,141
Furniture and equipment	1,580	1,109
Leasehold improvements	3,348	1,781
Construction in process	—	128
	$9,672	$6,159
Less: accumulated depreciation and amortization	(4,603)	(2,911)
Property and equipment, net	$5,069	$3,248

Depreciation and amortization expense was $1.7 million for the year ended December 31, 2021, $1.2 million for the year ended December 31, 2020, and $0.5 million and $0.4 million for the periods from July 16, 2019 through December 31, 2019 (Successor), and January 1, 2019 through July 15, 2019 (Predecessor), respectively.

7.
Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets, as of December 31, 2021 and 2020, consist of the following:

	December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$370,030	$(92,942)	$277,088
Developed technologies	51,100	(17,475)	33,625
Tradenames	35,500	(5,034)	30,466
Data	43,080	(31,789)	11,291
Total finite-lived intangible assets	499,710	(147,240)	352,470
Goodwill	1,261,444	—	1,261,444
Total goodwill and Intangible assets	$1,761,154	$(147,240)	$1,613,914

	December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$370,030	$(58,097)	$311,933
Developed technologies	51,100	(10,218)	40,882
Tradenames	35,500	(2,952)	32,548
Data	42,656	(17,782)	24,874
Total finite-lived intangible assets	499,286	(89,049)	410,237
Goodwill	1,261,444	—	1,261,444
Total goodwill and Intangible assets	$1,760,730	$(89,049)	$1,671,681

Amortization expense associated with finite-lived intangible assets was $58.2 million and $58.4 million for the years ended December 31, 2021 and 2020, respectively, of which $21.3 million and $19.4 million was included in cost of revenue for each respective period. Amortization expense associated with finite-lived intangible assets was $30.6 million and $2.0 million for the periods from July 16, 2019 through December 31, 2019 (Successor) and January 1, 2019 through July 15, 2019 (Predecessor), respectively.

Estimated total intangible amortization expense during the next five years and thereafter is as follows:

(in thousands)
2022	$53,760
2023	45,816
2024	42,592
2025	38,381
2026	31,930
Thereafter	139,991
Total	$352,470

The carrying amount of goodwill increased $28.3 million during the year ended December 31, 2020 as a result of the Monocl acquisition (Note 3).

The Company determined it had one reporting unit. The Company performed its annual impairment assessment in the fourth quarters of 2021 and 2020 and determined there was no impairment to its goodwill or intangible assets in either year.

8.
Long-Term Debt

Long-term debt consisted of the following as of December 31, 2021 and 2020, respectively:

	December 31, 2021
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$273,282	$(2,599)	$270,683
Less: current portion of long-term debt			6,875
Long-term debt			$263,808

	December 31, 2020
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2019 Term Loan	$444,375	$(10,865)	$433,510
Paid in kind interest on 2019 Term Loan	10,412		10,412
2019 Delayed Draw Term Loan	17,955		17,955
Total debt	$472,742	$(10,865)	$461,877
Less: current portion of long-term debt			4,680
Long-term debt			$457,197

On September 17, 2021, the Company repaid the outstanding principal balances of the 2019 Term Loan of $442.1 million, paid in kind interest of $10.4 million, 2019 Delayed Draw Term Loan of $17.9 million and related accrued interest payable of $4.2 million. The combined payments totaling $474.6 million were made using the proceeds from the 2021 Term Loan, as described below, of $275.0 million and net proceeds of the IPO of $199.6 million, inclusive of accrued interest expense. The effective interest rate for these loans under the 2019 Credit Agreement was 6.25% as of the repayment date. The Company recognized a $9.9 million loss on the extinguishment of debt relating to the write-off of unamortized debt issuance costs.

2021 Credit Agreement

On September 17, 2021, DH Holdings entered into a credit agreement (the "2021 Credit Agreement") with Bank of America, N.A., as administrative agent, the other lenders party thereto and the other parties specified therein. The 2021 Credit Agreement provides for (i) a $275.0 million term loan A facility (the "2021 Term Loan") and (ii) a $75.0 million revolving credit facility (the "2021 Revolving Line of Credit" and, together with the 2021 Term Loan, collectively, the "2021 Credit Facilities"), the proceeds of which were used to repay a portion of the indebtedness outstanding under the 2019 Credit Agreement (described below). Both the 2021 Term Loan and the 2021 Revolving Line of Credit mature on September 17, 2026. The 2021 Credit Facilities include customary affirmative, negative and financial covenants. The 2021 Credit Facilities are guaranteed by all of DH Holdings's wholly-owned domestic restricted subsidiaries and AIDH Buyer, LLC, a Delaware limited liability company and the direct parent company of DH Holdings, in each case, subject to customary exceptions, and are secured by a lien on substantially all of the assets of DH Holdings and the guarantors, including a pledge of the equity of DH Holdings, in each case, subject to customary exceptions.

The 2021 Term Loan is subject to annual amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on December 31, 2021 (the "Initial Amortization Date"), equal to approximately 2.5% per annum of the principal amount of the term loans in the first year and second year after the Initial Amortization Date and approximately 5.0% per annum of the principal amount of the term loans in the third year, fourth year and fifth year after the Initial Amortization Date. A balloon payment of approximately $220.0 million will be due at the maturity of the 2021 Term Loan. There was $273.3 million outstanding on the 2021 Term Loan at December 31, 2021.

DH Holdings is required to pay the lenders under the 2021 Credit Agreement an unused commitment fee of between 0.25% and 0.30% per annum on the undrawn commitments under the 2021 Revolving Line of Credit, depending on the total net leverage ratio, quarterly in arrears. The expense is included in interest expense in the statements of operations. There was no outstanding balance on the 2021 Revolving Line of Credit at December 31, 2021.

For both the 2021 Term Loan and 2021 Revolving Line of Credit, DH Holdings may elect from several interest rate options based on the LIBO Rate or the Base Rate plus an applicable margin. The applicable margin will be based on the total leverage ratio beginning in the fiscal year ended December 31, 2022. As of December 31, 2021, the effective interest rate was 2.47%.

In connection with the 2021 Credit Agreement, the Company capitalized financing costs totaling $3.5 million, of which $2.8 million related to the 2021 Term Loan facility and $0.8 million related to the 2021 Revolving Line of Credit. The financing costs associated with the 2021 Term Loan facility are recorded as a contra-debt balance in Term loan, net of current portion in the consolidated balance sheets and are amortized over the remaining life of the loan using the effective interest method. The Company amortized capitalized financing costs for the 2021 Credit Agreement through interest expense of $0.2 million for the year ended December 31, 2021.The financing costs associated with the 2021 Revolving Line of Credit are recorded in other assets in the consolidated balance sheets and are amortized over the life of the arrangement. At December 31, 2021, the unamortized financing costs were $0.7 million.

The expected future principal payments as of December 31, 2021 are as follows:

(in thousands)
2022	$6,875
2023	8,594
2024	13,750
2025	13,750
2026	230,313
$273,282

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

The 2019 Term Loan had a maturity date of July 16, 2026 and was issued with an original issue discount of $11.3 million and amortized to interest expense over the term of the agreement using the effective interest method. Interest on a portion of the loan ($100.0 million of the $450.0 million principal amount) was treated as paid in kind and added to the principal balance to be paid off at maturity. DH Holdings could elect from several interest rate options based on the Eurodollar Rate or the Base Rate plus an applicable margin. The effective interest rate for the 2019 Term Loan and paid in kind effective interest was 6.50% at December 31, 2020. Quarterly principal payments of $1.1 million began in December 2019 and were required through the 2019 Term Loan's maturity, at which time a balloon payment of $419.6 million, excluding the paid in-kind portion, would have been due. The paid in-kind interest was payable on the maturity date.

The 2019 Delayed Draw Term Loan had a maturity date of July 16, 2026 and was issued with an original issue discount of $1.3 million. DH Holdings could draw down funds under the 2019 Delayed Draw Term Loan until July 16, 2021. As of December 31, 2020, DH Holdings drew $18.0 million on the 2019 Delayed Draw Term Loan. DH Holdings could elect from several interest rate options based on the Eurodollar Rate or the Base Rate plus an applicable margin. The effective interest rate for the 2019 Delayed Draw Term Loan was 6.50% at December 31, 2020. Quarterly in arrears through July 16, 2021, DH Holdings was required to pay the bank a fee equal to 1% per annum of the amount of the 2019 Delayed Draw Term Loan unused capacity. Quarterly principal payments began in December 2020 in quarterly installments equal to 0.25% of the aggregate amount outstanding on the 2019 Delayed Draw Term Loan, and were required through the note’s maturity, at which time a payment of the entire outstanding principal balance would have been due.

The 2019 Revolving Line of Credit had a maturity date of July 16, 2024. DH Holdings could elect from several interest rate options based on the Eurodollar Rate or the Base Rate plus an applicable margin. During 2020, $25.0 million was drawn on the 2019 Revolving Line of Credit and subsequently paid back in 2020. There was no outstanding balance on the 2019 Revolving Line of Credit at December 31, 2020. No draws on the 2019 Revolving Line of Credit were made in 2021 and the 2019 Credit Agreement was terminated on September 17, 2021.

In connection with the 2019 Credit Agreement, the Company originally capitalized financing costs totaling $14.1 million, of which $13.4 million was related to the 2019 Term Loan and $0.7 million was related to the 2019 Revolving Line of Credit. In October 2020, the Company capitalized an additional $0.2 million in financing costs associated with the 2019 Delayed Draw Term Loan borrowing. These financing costs were recorded as deferred financing costs in the consolidated balance sheets and amortized over the remaining lives of the respective borrowing using the effective interest method. The Company expensed capitalized financing costs for the 2019 Credit Agreement through interest expense of $1.5 million and $2.1 million for the years ended December 31, 2021 and 2020, respectively. At December 31, 2020, the unamortized financing costs for the 2019 Revolving Line of Credit of $0.5 million were classified in other assets in the consolidated balance sheets.

9.
Fair Value Measurements

ASC 820—Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants on the measurement date, and establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.

The Company’s financial assets and liabilities subject to the three-level fair value hierarchy consist principally of cash and equivalents, accounts receivable, accounts payable, long-term and short-term debt and contingent consideration payable. The estimated fair value of cash and equivalents, accounts receivable and accounts payable approximates their carrying value due to their short maturities (less than 12 months).

The Company’s term loans are recorded at their carrying values in the consolidated balance sheets, which may differ from their respective fair values. The estimated fair values of the Company’s term loans approximate their carrying values as of December 31, 2021, and 2020, based on interest rates currently available to the Company for similar borrowings.

The contingent consideration, which resulted from the earn-outs associated with the Monocl acquisition, is measured at fair value on a recurring basis. Based on the achievement of certain ARR targets, the fair value of the contingent consideration was $7.5 million as of December 31, 2021, with the entire balance classified as current in accrued expense and other current liabilities in the accompanying consolidated balance sheet based on a payout date in the first quarter of 2022.

For the year ended December 31, 2020, the fair value of the contingent consideration was estimated using a variation of the income approach, known as the real options method, where ARR was simulated in a risk-neutral framework using Geometric Brownian Motion. The risk-neutral expected (probability-weighted) earnout payments were then calculated based on simulation results. An increase to a probability of achievement would result in a higher fair value measurement. The fair value of the contingent consideration was $5.2 million as of December 31, 2020, of which $1.5 million was classified as current and $3.7 million was classified as non-current.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows as of December 31, 2020:

(fair value in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Discount Rate
Earn-out liabilities	$5,236	Income Approach (Real Option Method)	Discount rate	6.50%

Adjustments to the earn-out liabilities in periods subsequent to the completion of acquisitions were made using scenario-based modeling to estimate the probability of achievement and are reflected within transaction expenses in the consolidated statements of operations.

Earn-out liabilities are classified within Level 3 in the fair value hierarchy because the methodology used to develop the estimated fair value includes significant unobservable inputs reflecting management’s own assumptions. The table below presents a reconciliation of earnout liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Year ended December 31,
(in thousands)	2021	2020
Balance at beginning of period	$5,236	$—
Additions	—	2,600
Net change in fair value and other adjustments	3,764	2,636
Payments	(1,500)	—
Balance at end of period	$7,500	$5,236

Certain assets and liabilities, including property, plant and equipment, goodwill and other intangible assets, are measured at fair value on a non-recurring basis. These assets are remeasured when the derived fair value is below the carrying value on the Company’s consolidated balance sheets. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. When impairment has occurred, the Company measures the required charges and adjusts the carrying value as discussed in Note 2. Summary of Significant Accounting Policies. For discussion about the impairment testing of assets not measured at fair value on a recurring basis see Note 7. Goodwill and Intangible Assets for additional details.

10.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Payroll and payroll-related	$10,311	$7,792
Accrued interest	—	5,365
Contingent consideration, current	7,500	1,500
Sales taxes	1,785	649
Deferred rent	91	583
Other	2,971	1,432
Accrued expenses and other current liabilities	$22,658	$17,321

11.
Commitments and Contingencies

The Company leases office facilities in Massachusetts, Vermont and Sweden, the terms of which expire at various times through the year 2030.

Total rent expense was $2.8 million for the year ended December 31, 2021, $1.8 million for the year ended December 31, 2020, and $0.6 million and $0.5 million for the periods from January 16, 2019 through December 31, 2019 (Successor) and from January 1, 2019 through July 15, 2019 (Predecessor), respectively. Rent expense was classified in selling, general, and administrative expense in the consolidated statements of operations.

Minimum future rental payments are expected to be as follows for each of the years ending December 31:

(in thousands)
2022	$3,120
2023	1,895
2024	2,282
2025	2,174
2026	2,165
Thereafter	4,805
$16,441

The Company also enters into other purchase obligations in the normal course of doing business. The estimated annual minimum purchase commitments under those agreements were as follows for each of the years ending December 31:

(in thousands)
2022	$6,113
2023	6,729
2024	5,659
2025	3,451
$21,952

12.
Stockholders' Equity and Members' Equity

The Company has Class A Common Stock, Class B Common Stock and Preferred Stock. Holders of outstanding shares of Class A and Class B Common Stock vote as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise required by law. Class B Common Stock issued to holders of Definitive OpCo Units that are unvested shall have no vote per share until such time as such Units have vested.

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

Shares of Preferred Stock have not been issued at December 31, 2021. The board of directors may authorize one or more series of Preferred Stock (including convertible Preferred Stock) and will determine, with respect to any series of Preferred Stock, the voting rights, preferences, participation, or other special right and limitations.

Under the Amended Definitive OpCo LLC Agreement, the holders of LLC Units ("Continuing LLC Members") have the right to require Definitive OpCo to exchange all or a portion of their LLC Units for newly issued shares of Class A Common Stock, which may consist of unregistered shares, on a one-for-one basis (subject to customary adjustments, including or stock splits, stock dividends, and reclassifications). Shares of Class B Common Stock and their corresponding LLC Units will be canceled on a one-for-one basis once an exchange has been completed.

Upon formation of Definitive OpCo in conjunction with the Advent Acquisition in July 2019, two classes of LLC units were established: Class A Units ("Class A Units") and Class B Units ("Class B Units"), collectively "the Units".

In 2020, the Company contributed $25.4 million worth of its Class A Units to partially fund the acquisition of Monocl that occurred in October 2020 (see Note 3. Acquisitions and Investments). The Company also received an additional $6.4 million contribution for buy-in of Class A Units from certain members.

The table below provides a summary of the number of Units authorized, issued and outstanding as of December 31, 2020:

December 31, 2020
Class A Units:
Authorized, issued and outstanding Class A Units	130,245,990
Class B Units:
Authorized Class B Units	8,088,877
Issued Class B Units	3,720,063
Outstanding Class B Units (vested Class B Units)	474,920

In 2021, the Company issued 363,516 new Class A Units worth $5.8 million, consisting of a capital contribution of $5.5 million and equity-based compensation expense of $0.3 million. In connection with the Reorganization Transactions and the IPO in September 2021, Class A Units held directly by employees of the Company or indirectly through Definitive OpCo were exchanged on a one-for-one basis for Definitive OpCo LLC Units.

Refer to Note 13. Equity-Based Compensation for more detail on Class B Units.

Successor Company

As part of the Advent Acquisition in July 2019, the Company issued 126,725,743 Class A units at $10.00 per unit for total contributed capital of $1.3 billion.

Additionally, the outstanding units of the Legacy Class B Series B, Series C, Series D, and Series E (discussed further in the Predecessor Company section below) were sold to AIDH Buyer, a wholly owned subsidiary of Definitive OpCo, and the holders received a combination of cash and equity in the Company.

In conjunction with the acquisition, Definitive OpCo paid $6.9 million to the selling shareholders in July 2020, which had been recorded as a members' distribution payable on the balance sheet at December 31, 2019 (see Note 3. Acquisitions and Investments).

In 2019, the Company contributed $4.0 million worth of its Class A Units to partially fund the acquisition of HSE that occurred in December 2019 (see Note 3. Acquisitions and Investments).

As of December 31, 2019, there were 127,125,435 issued and outstanding Class A Units.

Predecessor Company

Upon formation of the Predecessor Company, two classes of common units were established; Class A Common Units (“Legacy Class A Units”) and Class B Common Units (“Legacy Class B Units”), collectively the "Legacy Common Units".

In December 2016, the Predecessor amended and restated the Limited Liability Company Agreement of Definitive Holdco, resulting in the formation of DHC Class B Holdings, LLC (“DHCB”). Per the terms of Limited Liability Company Agreement of DHC Class B Holdings, LLC (the “DHCB Holdings Agreement”), DHCB’s units represented an indirect interest in Class B Units of the Predecessor Company. Upon formation of DHCB all previously issued Class B Units were exchanged for DHCB Series B Units, and the previously authorized Class B Units were transferred to DHCB. The DHCB Holdings Agreement allowed for the creation of a series of units (the “Incentive Equity Pool”), upon approval by the Management Board, up to the cumulative authorized amount of 407,750.

As of July 15, 2019, there were 7,750,000 and 268,853 of issued and outstanding Legacy Class A and Legacy Class B Units, respectively. On July 16, 2019, 100% of the Legacy Class A Units were acquired by AIDH Buyer, in conjunction with the sale of the Legacy Class A Units, the outstanding units of Series B, C, D, and E were sold and the holders received a combination of cash and equity in the Company.

Noncontrolling Interest

Definitive Healthcare Corp. operates and controls all of the business and affairs of Definitive OpCo, and through Definitive OpCo and its subsidiaries, conducts its business. Accordingly, Definitive Healthcare Corp. consolidates the financial results of Definitive OpCo, and reports the noncontrolling interests of its consolidated subsidiaries on its consolidated financial statements based on the Definitive OpCo Units held by Continuing LLC Members. Changes in Definitive Healthcare Corp.'s ownership interest in its consolidated subsidiaries are accounted for as equity transactions. As such, future redemptions or direct exchanges of OpCo Units by Continuing LLC Members will result in a change in ownership and reduce or increase the amount recorded as Noncontrolling interests and increase or decrease Additional paid-in capital in the Company’s consolidated balance sheets.

As of December 31, 2021, Definitive Healthcare Corp. held 97,030,095 units in Definitive OpCo, resulting in an ownership interest of 63.6%.

13.
Equity-based Compensation

2021 Incentive Equity Plan

As of September 15, 2021, in connection with its IPO, the Company adopted the Definitive Healthcare Corp. 2021 Equity Incentive Plan (the "2021 Plan"). The types of awards available under the 2021 Plan include stock options (both incentive and non-qualified), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), and stock-based awards.

The aggregate number of shares of Class A Common Stock available for grant under the 2021 Plan was 6,888,789 shares at December 31, 2021 and 2,129,828 RSUs have been granted under the 2021 Plan as of that date. The outstanding RSUs have time-based and/or performance-based vesting criteria. Outstanding time-based RSUs generally vest partially on the one-year anniversary of each grant and quarterly over the subsequent two- or three-year period. Outstanding performance-based RSUs vest annually over three years upon the achievement of certain performance targets and continued service, the measurement period for which begins January 1, 2022. As such, no stock-based compensation expense associated with performance-based RSUs was recorded in 2021.

The following table summarizes the Company's unvested time-based and performance-based RSU activity for the 12 months ended December 31, 2021:

	Time-Based		Performance-Based
		Weighted		Weighted
	Restricted	Average Grant	Restricted	Average Grant
	Stock Units	Date Fair Value	Stock Units	Date Fair Value
Unvested at beginning of period	—	$-	—	$-
Granted	1,965,477	$32.50	164,351	$27.00
Vested	—	$-	—	$-
Forfeited	(29,578)	$27.00	—	$-
Unvested at end of period	1,935,899	$32.59	164,351	$27.00

The Company recognized $4.4 million in stock-based compensation expense associated with RSUs granted in 2021. Total unrecognized expense was estimated to be $63.1 million for both time-based and performance-based vesting awards at December 31, 2021, expected to be recognized over a weighted-average period of approximately 3.5 years.

2019 Incentive Equity Plan

In July 2019, the Company and its Board of Members approved the 2019 Equity Incentive Plan (the "2019 Plan") under which the Parent Company had reserved approximately 8,088,877 Class B Units (the “2019 Incentive Equity Pool”). Prior to

the IPO, the 2019 Incentive Equity Pool was utilized for the issuance of units to employees, consultants, directors, managers, or others providing services to the Company pursuant to Board of Members approval. These interests were considered profit interests, which, in general, entitled the holder of the unit to a pro rata share of the increase in value of the unit over the base value determined at the award date and subject to such vesting and other restrictions as the Board of Members may have deemed appropriate.

The units had time-based and/or performance-based vesting criteria. Generally, the time-based units vested in equal annual installments over a four-year period on the anniversary date of the vest date. The performance-based units vested based on the achievement of specified returns on investments upon a change of control or qualifying event, as defined in the agreement. In connection with the IPO, performance-based forfeiture conditions for unvested units were waived through a modification of the awards and after the IPO, all such unvested awards became subjected to time vesting over three years beginning from the IPO date. As a result of the modification of the terms of such performance-vesting awards, the Company recorded expense based on the fair value of the units that otherwise would have been forfeited using the IPO price of $27.00 per share. The total compensation expense related to the modification was $9.0 million, which will be recognized over the respective remaining service periods. The Company recorded $1.3 million in stock-based compensation expense associated with these performance-vesting units in 2021.

In connection with the retirement of an executive officer in the third quarter of 2021, the Company accelerated the vesting of 24,049 unvested time-vesting Class B units and 48,099 of his unvested performance-vesting Class B units. The Company recorded incremental compensation expense of approximately $1.9 million in the third quarter of 2021. Upon separation, the remaining 72,149 Class B units were forfeited.

Effective September 15, 2021, the Company no longer grants any awards under the 2019 Plan, though awards previously granted under the 2019 Plan remain outstanding and governed by the 2019 Plan, except for the modifications described above.

For awards granted under the 2019 Plan, the Company assessed the fair value of the awards as of the grant date. The fair value of the units was estimated using a two-step process. First, the Company’s enterprise value was established using generally accepted valuation methodologies, including discounted cash flow analysis, guideline comparable public company analysis, and comparable transaction method. Second, the enterprise value was allocated among the securities that comprise the capital structure of the Company using an option-pricing method based on the Black-Scholes model. For performance-based units, the Company used a Monte Carlo simulation analysis, which captures the impact of the performance vesting conditions to value the performance-based units. The use of the Black-Scholes model and the Monte Carlo simulation required the Company to make estimates and assumptions, such as expected volatility, expected term and expected risk-free interest rate. Significant assumptions used to estimate the fair value of units were as follows, which were the same between service-based and performance-based shares:

			July 16, 2019 to
			December 31, 2019
	September 15, 2021	December 31, 2020	(Successor)
Expected option term	0.30 - 0.70 years	5.5 years	5.5 years
Risk-free rate of return	0.01% - 0.06%	1.73%	1.73%
Applied volatility	30%	35%	35%

In connection with the Reorganization Transactions and the IPO, unvested Class B Units held directly by employees of the Company or indirectly through Definitive OpCo were exchanged for unvested Definitive OpCo units based on their respective participation thresholds and the IPO price of $27.00 per share. The time-based units issued upon the exchange remain subject to the same service vesting requirements as the original Class B units. The pre-IPO performance-based units were exchanged for time-based units and will vest over a three-year period beginning on the date of the IPO.

The following table summarizes the Company's unvested time- and performance-based unit activity from January 1, 2020 through December 31, 2021:

	Time-based		Performance-based
2019 Plan	Non-Vested Units	Weighted Average Grant Date Fair Value	Non-Vested Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	1,404,720	$3.65	1,840,423	$2.35
Granted	1,477,323	1.41	1,177,308	0.41
Vested	(437,731)	3.64	—	—
Forfeited	(13,770)	3.65	(18,361)	2.35
Non-vested at September 15, 2021	2,430,542	$2.29	2,999,370	$1.59
Effect of Reorganization Transactions and IPO	(1,165,679)	2.08	(1,318,171)	1.39
Performance-based units exchanged for time-based units	1,681,199	1.74	(1,681,199)	1.74
Vested	(108,370)	2.59	—	—
Forfeited	(81,286)	2.57	—	—
Non-vested at December 31, 2021	2,756,406	$2.02	—	$—

In connection with the Reorganization Transactions and the IPO, 912,651 vested Class B Units held directly by employees of the Company or indirectly through Definitive OpCo were exchanged into 578,217 vested Definitive OpCo units based on their respective participation thresholds and the IPO price of $27.00 per share.

The Company recorded $2.1 million in stock-based compensation expense associated with time-based units, excluding those performance-vesting units that were exchanged for time-vesting units at IPO, for the year ended December 31, 2021. The Company recorded $1.7 million and $0.7 million in stock-based compensation expense associated with unexchanged time-based units for the year ended December 31, 2020 and for the period from July 16, 2016 through December 31, 2019 (Successor), respectively. At December 31, 2021, the Company had approximately $15.5 million of unrecognized unit-based compensation expense associated with time-based units, including those that were exchanged for time-based units at IPO. The expense, which will be recorded under the terms of the 2019 Plan, is expected to be recognized over a weighted-average period of approximately 2.6 years.

The Company recorded $5.8 million in stock-based compensation expense associated with unexchanged time-based units for the period from January 1, 2019 through July 15, 2019 (Predecessor) for equity awards granted under the 2015 Incentive Equity Plan, which was terminated on July 16, 2019.

Equity-based compensation expense is allocated to all departments in the accompanying consolidated statements of operations based on the recipients of the compensation. A summary of the expense by line item in the consolidated statements of operations for the years ended December 31, 2021 and 2020, and for the periods from July 16, 2019 through December 31, 2019 (Successor) and January 1, 2019 through July 15, 2019 (Predecessor), is provided in the following table.

	Successor Company			Predecessor Company
			Period from	Period from
	Year ended December 31,		July 16, 2019 to	January 1, 2019 to
	2021	2020	December 31, 2019	July 15, 2019
Cost of revenue	$277	$62	$28	$256
Sales and marketing	1,930	473	213	4,252
Product development	1,070	356	126	665
General and administrative	6,680	856	377	634
Total equity-based compensation expense	$9,957	$1,747	$744	$5,807

14.
Retirement Plan

The Company has a 401(k) plan covering all employees who have met certain eligibility requirements. The Company made matching contributions in accordance with the plan documents. The Company incurred $2.3 and $1.6 million in employer matching contributions during the years ended December 31, 2021 and 2020, respectively. The Company incurred $0.5 million and $0.6 million in employer matching contributions during the periods from July 16, 2019 to December 31, 2019 (Successor) and from January 1, 2019 to July 15, 2019 (Predecessor), respectively.

15.
Income Taxes

As described in Note 1. Description of Business, as a result of the IPO, Definitive Healthcare Corp. began consolidating the financial results of Definitive OpCo. Definitive OpCo is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Definitive OpCo is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Definitive OpCo is passed through to and included in the taxable income or loss of its members, including Definitive Healthcare Corp., based on its economic interest held in Definitive OpCo. Definitive Healthcare Corp was formed on May 5, 2021 and did not engage in any operations prior to the IPO. Definitive HealthCare Corp. is taxed as a corporation and is subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income or loss of Definitive OpCo, as well as any such taxes on stand-alone income or loss generated by Definitive Healthcare Corp.

Income Tax Expense

U.S. and foreign components of income before income taxes were as follows:

	Successor Company			Predecessor Company
			Period from	Period from
	Year Ended December 31,		July 16, 2019 to	January 1, 2019 to
(in thousands)	2021	2020	December 31, 2019	July 15, 2019
Domestic	$(56,597)	$(49,610)	$(49,266)	$12,868
Foreign	(3,985)	(1,547)	—	—
Loss before income taxes	$(60,582)	$(51,157)	$(49,266)	$12,868

The components of the provision for income taxes are as follows:

	Successor Company			Predecessor Company
			Period from	Period from
	Year Ended December 31,		July 16, 2019 to	January 1, 2019 to
(in thousands)	2021	2020	December 31, 2019	July 15, 2019
Current income taxes:
U.S. federal	$(7)	$10	$—	$—
U.S. state and local	—	1	—	—
Total current income taxes	$(7)	$11	$—	$—
Deferred income taxes:
U.S. federal	$369	$58	$—	$—
U.S. state and local	313	(7)	—	49
Total deferred income taxes	$682	$51	$—	$49
Income tax expense	$675	$62	$—	$49

Effective Income Tax Rate

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate were as follows:

	Successor Company			Predecessor Company
			Period from	Period from
	Year Ended December 31,		July 16, 2019 to	January 1, 2019 to
(in thousands)	2021	2020	December 31, 2019	July 15, 2019
Expected U.S. federal income taxes at statutory rate	21.00%	21.00%	21.00%	—%
Partnership income, not subject to taxation	(19.44)	(27.55)	(18.27)	0.01
Change in valuation allowance	(3.51)	0.60	—	—
Permanent differences	(0.36)	(0.98)	(2.73)	—
Other	1.20	6.81	—	0.37
Effective income tax rate	(1.11)%	(0.12)%	0.00%	0.38%

Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities were as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Deferred income tax assets:
Net operating loss carry forwards	$38,540	$1,517
Outside partnership basis difference	44,291	—
Tax receivable agreement	5,329	—
Other	824	74
Deferred income tax assets	88,984	1,591
Less valuation allowance	(164,394)	(1,430)
Deferred income tax assets, net of valuation allowance	$(75,410)	$161
Deferred income tax liabilities:
Goodwill and intangibles	$(91)	$—
Deferred revenue and advances	(229)	—
Deferred income tax liabilities	(320)	—
Net deferred tax assets (liabilities)	$(75,730)	$161

	Year Ended December 31,
(in thousands)	2021	2020
Reported as:
Non-current deferred tax assets	$158	$161
Non-current deferred tax liabilities	(75,888)	—
Net deferred tax assets (liabilities)	$(75,730)	$161

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are paid or recovered.

During the year ended December 31, 2021, management performed an assessment of the realizability of deferred tax assets. Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has recorded a valuation allowance on its net operating loss carryforwards, R&D credit carryforwards and other net deferred tax assets that remain after all sources of taxable income are exhausted, not supportable by the “naked credit” deferred tax liability sourced income as of December 31, 2021.

As of December 31, 2021 and December 31, 2020 the valuation allowance was $164.4 million and $1.4 million, respectively. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

Uncertain Tax Positions

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of December 31, 2021 and December 31, 2020, the Company has not identified any uncertain tax positions and has not recognized any related reserves. Accordingly, the Company has not recorded any interest or penalties associated with uncertain tax positions.

Tax Receivable Agreement

Pursuant to the Company's election under Section 754 of the Internal Revenue Code (the "Code"), the Company expects to obtain an increase in its share of the tax basis in the net assets of Definitive OpCo when LLC Interests are redeemed or exchanged by other members. The Company is required to adjust the basis of partnership assets under Section 743(b) of the Code for each taxable year in which a redemption of exchange of LLC Interest occurs. The Company intends to treat any redemptions and exchanges of LLC Interest as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that would otherwise be paid in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

Under the TRA, the Company generally will be required to pay to the Original LLC Unitholders 85% of the amount of cash savings, if any, in U.S. federal, state, or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in AIDH TopCo, LLC, including any basis adjustment relating to the assets of AIDH TopCo, LLC, (ii) existing tax attributes acquired by the Company in the pre-IPO restructuring, and (iii) tax benefits attributable to payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid. No amounts are expected to be paid within the next 12 months.

We have determined that it is more likely than not that we will be unable to realize tax benefits related to certain basis adjustments and acquired net operating losses that were received in connection with the Reorganization Transactions and our IPO. As a result of this determination, we have not recorded the benefit of these deferred tax assets as of December 31, 2021. The realizability of the deferred tax assets is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. We will assess the realizability of the deferred tax assets at each reporting period, and a change in our estimate of our liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods. As a result of the IPO transaction, we inherited certain tax benefits associated with this stepped-up basis (“Common Basis”) created when certain pre-IPO owners acquired their interests in Definitive OpCo. This Common Basis entitles us to the depreciation and amortization deductions previously allocable to the pre-IPO owners. Based on current projections, we anticipate having sufficient taxable income to be able to realize the benefit of this Common Basis and have recorded a tax receivable agreement liability of $153.5 million related to these benefits. To the extent that we determine that we are able to realize the tax benefits associated with the basis adjustments and net operating losses, we would record an additional liability of $83.1 million for a total liability of $236.6 million. If, in the future, we are not able to utilize the Common Basis, we would record a reduction in the tax receivable agreement liability that would result in a benefit recorded within our consolidated statement of operations.

16.
Loss Per Share

Basic net loss per share of Class A Common Stock is computed by dividing net loss attributable to Definitive Healthcare Corp. by the weighted-average number of shares of Class A Common Stock outstanding during the period, excluding unvested equity awards and subsidiary member units not exchanged. Diluted earnings per share of Class A Common Stock is calculated by dividing net income attributable to Definitive Healthcare Corp., adjusted for the assumed exchange of all potentially dilutive securities by the weighted-average number of shares of Class A Common Stock outstanding.

Prior to the IPO, the Definitive OpCo membership structure included Class A and Class B member units. The Company analyzed the calculation of earnings per unit for the periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for the year-ended December 31, 2020.

The following table sets forth the reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of Class A Common Stock for the year-ended December 31, 2021. The reconciliation reflects only the period from September 15, 2021 to December 31, 2021, which represents the period wherein the Company has outstanding Class A Common Stock.

(in thousands)	Year Ended December 31, 2021
Numerator:
Net loss	$(61,257)
Less: Net loss attributable to Definitive OpCo before Reorganization Transactions	(33,343)
Less: Net loss attributable to noncontrolling interests	(10,237)
Net loss attributable to Definitive Healthcare Corp.	$(17,677)

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock:

(in thousands, except number of shares and per share amounts)	Year Ended December 31, 2021
Basic and diluted net loss per share attributable to common stockholders
Numerator:
Allocation of net loss attributable to Definitive Healthcare Corp.	$(17,677)
Denominator:
Weighted average number of shares of Class A common stock outstanding	91,916,151
Net loss per share, basic and diluted	$(0.19)

Shares of the Company's Class B Common Stock do not participate in the earnings or losses of Definitive Healthcare Corp. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented.

The following securities were excluded from the computation of diluted net loss per share for the period presented because their effect on net loss per share would have been anti-dilutive:

Year Ended December 31, 2021
Definitive OpCo Units (vested and unvested)	58,244,627
Restricted Stock Units	2,100,250

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

Revenues by geographic area presented based upon the location of the customer are as follows:

	Successor Company			Predecessor Company
			Period from	Period from
	Year Ended December 31,		July 16, 2019 to	January 1, 2019 to
(in thousands)	2021	2020	December 31, 2019	July 15, 2019
United States	$158,727	$117,755	$40,045	$45,458
Rest of world	7,427	562	—	—
Total revenues	$166,154	$118,317	$40,045	$45,458

For a summary of our revenue disaggregated by service, refer to Note 4. Revenue.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. Long-lived assets by geographic area presented based upon the location of the assets are as follows:

(in thousands)	December 31, 2021	December 31, 2020
United States	$4,705	$3,120
Rest of world	364	128
Total long-lived assets	$5,069	$3,248

18.
Related Parties

The Company has engaged in revenue transactions within the ordinary course of business with entities affiliated with its private equity sponsors and with members of the Company’s board of directors. During each of the years ended December 31, 2021, 2020, and 2019, the Company recorded revenue of $1.0 million, $0.4 million, and $0.2 million respectively. The associated receivable for the revenue transactions amounted to $0.6 million, $0.1 million, and less than $0.1 million at December 31, 2021, 2020, and 2019, respectively.

The Company reimburses its private equity sponsors for services and any related travel and out-of-pocket expenses. During the years ended December 31, 2021, 2020, and 2019, the Company had expenses for services, travel and out-of-pocket expenses to its private equity sponsors of $0.2 million, $0.1 million, and less than $0.1 million, respectively. There were no associated payables for the service transactions at December 31, 2021, 2020, and 2019.

On September 17, 2021, Definitive OpCo entered into an agreement to reimburse approximately $0.9 million in aggregate documented expenses incurred by Advent, 22C Capital, Spectrum Equity, Jason Krantz, and MHDH AB in connection with the Reorganization Transactions. The amounts were paid in the fourth quarter of 2021.

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

19. Subsequent Events

On February 18, 2022, the Company purchased the remaining 65% ownership of Analytical Wizards for an aggregate purchase price of $65.0 million, subject to working capital adjustments. As a result of this transaction, the Company owns 100% of Analytical Wizards. See Note 3. Acquisitions and Investments. The initial accounting for the business combination is incomplete as a result of the timing of the acquisition.