Form 10-Q
period 2022-03-31
Definitive Healthcare Corp.
filed 2022-05-05
CIK 1861795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

(508) 720-4224

(Registrant’s telephone number, including area code)

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

As of May 3, 2022, the number of outstanding shares of the registrant’s Class A Common Stock was 97,660,738 shares.

Definitive Healthcare Corp.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2022

GLOSSARY

As used in this quarterly report on Form 10-Q, the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise. References in this Form 10-Q to “Definitive Healthcare Corp.” refer to Definitive Healthcare Corp. and not to any of its subsidiaries unless the context indicates otherwise. References in this Form 10-Q to “Definitive Healthcare”, "Definitive”, the “Company”, “we”, “us”, and “our” refer (1) prior to the consummation of the Reorganization Transactions, to Definitive OpCo and its consolidated subsidiaries, and (2) after the consummation of the Reorganization Transactions, to Definitive Healthcare Corp. and its consolidated subsidiaries unless the context indicates otherwise.

•
“Advent” refers to funds affiliated with Advent International, a global private equity firm.
•
“Advent Acquisition” refers to the purchase of a majority of the issued and outstanding units of DH Holdings by Advent on July 16, 2019. The acquisition was accounted for as a business combination and purchase accounting was applied.
•
“AIDH Management Holdings, LLC” is a special purpose investment vehicle through which certain persons, primarily employees and certain legacy investors, indirectly hold interests in Definitive OpCo.
•
“Amended LLC Agreement” refers to the agreement entered into by Definitive Opco pursuant to which members have the right to exchange all or a portion of their LLC units for newly issued shares of Class A Common Stock in Definitive Healthcare Corp.
•
“ARR” refers to annualized recurring revenue as of period end.
•
“Blocker Company” or “Blocker Companies” refers to certain entities treated as corporations for U.S. tax purposes that held LLC units in Definitive OpCo which, through the Reorganization Transactions, were merged into Definitive Healthcare Corp. and are now holders of Class A Common Stock.
•
“Class B Units” refers to units granted by AIDH Management Holdings, LLC prior to the Reorganization Transactions intended to be treated as “profit interests” for U.S. federal income tax purposes which have economic interests similar to Stock Appreciation Rights (“SARS”) and which are subject to vesting.
•
“Continuing LLC Members” refers to holders of LLC Units under the Amended LLC Agreement.
•
“Definitive OpCo” refers to AIDH TopCo, LLC, a Delaware limited liability company, and a subsidiary of Definitive Healthcare Corp., following the Reorganization Transactions.
•
“Definitive OpCo Units” refers to unvested Class B Units held by employees of the Company or indirectly through Definitive OpCo at the time of the Reorganization Transactions that were exchanged for unvested Definitive OpCo units based on their respective participation thresholds and the IPO price of $27.00 per share.
•
“DH Holdings” refers to Definitive Healthcare Holdings, LLC, a Delaware limited liability company and wholly-owned subsidiary of Definitive Healthcare Corp.
•
“LLC Units” refers to limited liability company interests in Definitive OpCo.
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
•
“Reorganization Transactions” refers to transactions completed in connection with the Company’s IPO as defined within Note 1 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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

For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A in this Quarterly Report and the other cautionary statements that are included elsewhere in this Quarterly Report and in our public filings, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Any forward-looking statement made by us speaks only as of the date on which we make it. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$229,795	$387,498
Short-term investments	109,027	—
Accounts receivable, net	38,465	43,336
Prepaid expenses and other current assets	7,208	6,518
Current portion of deferred contract costs	7,657	6,880
Total current assets	392,152	444,232
Property and equipment, net	4,818	5,069
Operating lease right-of-use assets, net	18,811	—
Other assets	2,876	8,273
Deferred contract costs, net of current portion	12,314	11,667
Deferred tax asset	—	158
Investment in equity securities	—	32,675
Intangible assets, net	387,241	352,470
Goodwill	1,323,516	1,261,444
Total assets	$2,141,728	$2,115,988
Liabilities and Equity
Current liabilities:
Accounts payable	6,207	4,651
Accrued expenses and other current liabilities	12,837	22,658
Current portion of deferred revenue	93,574	83,611
Current portion of term loan	6,875	6,875
Current portion of operating lease liabilities	2,522	—
Total current liabilities	122,015	117,795
Long term liabilities:
Deferred revenue	387	412
Term loan, net of current portion	262,226	263,808
Operating lease liabilities, net of current portion	17,728	—
Tax receivable agreements liability	154,673	153,529
Deferred tax liabilities	86,144	75,888
Other long-term liabilities	1,290	1,294
Total liabilities	644,463	612,726

Equity:
Class A Common Stock, par value $0.001, 600,000,000 shares authorized, 97,574,397 and 97,030,095 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	98	97
Class B Common Stock, par value $0.00001, 65,000,000 shares authorized, 57,666,776 and 55,040,110 shares issued and outstanding, respectively, at March 31, 2022, and 58,244,627 and 55,488,221 shares issued and outstanding, respectively at December 31, 2021	—	—
Additional paid-in capital	899,485	890,724
Accumulated other comprehensive income	918	62
Accumulated deficit	(26,301)	(17,677)
Noncontrolling interests	623,065	630,056
Total equity	1,497,265	1,503,262
Total liabilities and equity	$2,141,728	$2,115,988

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share amounts and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$50,124	$36,936
Cost of revenue:
Cost of revenue exclusive of amortization shown below	5,950	4,196
Amortization	5,378	5,241
Gross profit	38,796	27,499
Operating expenses:
Sales and marketing	21,293	11,743
Product development	6,850	3,794
General and administrative	10,454	4,636
Depreciation and amortization	9,874	9,446
Transaction expenses	1,310	38
Total operating expenses	49,781	29,657
Loss from operations	(10,985)	(2,158)
Other expense, net:
Other (expense) income, net	(101)	124
Interest expense, net	(1,884)	(8,454)
Total other expense, net	(1,985)	(8,330)
Net loss before income taxes	(12,970)	(10,488)
Provision for income taxes	(87)	—
Net loss	(13,057)	(10,488)
Less: Net loss attributable to Definitive OpCo prior to the Reorganization Transactions	—	(10,488)
Less: Net loss attributable to noncontrolling interests	(4,433)	—
Net loss attributable to Definitive Healthcare Corp.	$(8,624)	$—
Net loss per share of Class A Common Stock:
Basic and diluted (1)	$(0.09)	N/A
Weighted average Class A Common Stock outstanding:
Basic and diluted (1)	97,158,823	N/A

(1) Basic and diluted net loss per share of Class A Common Stock is applicable only for the periods beginning from September 15, 2021, which is the period following the IPO and related Reorganization Transactions. See Note 18 for the number of shares used in the computation of net loss per share of Class A Common Stock and the basis for the computation of net loss per share.

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(13,057)	$(10,488)
Other comprehensive loss:
Foreign currency translation adjustments	6	163
Unrealized loss on available-for-sale securities	(309)	—
Unrealized gain on interest rate hedging instruments	1,646	—
Comprehensive loss	(11,714)	(10,325)
Less: Comprehensive loss attributable to Definitive OpCo prior to the Reorganization Transactions	—	(10,325)
Less: Comprehensive loss attributable to noncontrolling interests	(3,946)	—
Comprehensive loss attributable to Definitive Healthcare Corp.	$(7,768)	$—

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND TOTAL EQUITY

(amounts in thousands, except share and unit amounts)

(Unaudited)

							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Amount	Stock	Amount	Capital	Deficit	Income	Interests	Equity
Balance at January 1, 2022	97,030,095	$97	58,244,627	$—	$890,724	$(17,677)	$62	$630,056	$1,503,262
Net loss	—	—	—	—	—	(8,624)	—	(4,433)	(13,057)
Other comprehensive income	—	—	—	—	—	—	856	487	1,343
Vested incentive units	—	—	—	—	(696)	—	—	696	—
Effect of LLC unit exchanges	544,302	1	(544,302)	—	5,080	—	—	(5,978)	(897)
Forfeited unvested incentive units	—	—	(33,549)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	4,377	—	—	2,495	6,872
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(258)	(258)
Balance at March 31, 2022	97,574,397	$98	57,666,776	$—	$899,485	$(26,301)	$918	$623,065	$1,497,265

		Accumulated
		Other	Total
	Members'	Comprehensive	Members'
	Equity	(Loss) Income	Equity
Balance at January 1, 2021	$1,195,694	$(131)	$1,195,563
Net loss prior to Reorganization Transactions	(10,488)	—	(10,488)
Other comprehensive income (loss) prior to Reorganization Transactions	—	163	163
Equity-based compensation	406	—	406
Balance at March 31, 2021	$1,185,612	$32	$1,185,644

See notes to condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows provided by operating activities:
Net loss	$(13,057)	$(10,488)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	525	341
Amortization of intangible assets	14,727	14,346
Amortization of deferred contract costs	1,875	843
Equity-based compensation	6,872	406
Amortization of debt issuance costs	176	523
Provision for doubtful accounts receivable	9	35
Tax receivable agreement remeasurement	248	—
Deferred income taxes	69	—
Changes in operating assets and liabilities:
Accounts receivable	8,526	4,399
Prepaid expenses and other current assets	692	(559)
Deferred contract costs	(3,299)	(2,854)
Contingent consideration	(6,400)	—
Accounts payable, accrued expenses and other current liabilities	(3,579)	(3,908)
Deferred revenue	6,249	10,443
Net cash provided by operating activities	13,633	13,527
Cash flows used in investing activities:
Purchases of property, equipment and other assets	(794)	(3,842)
Purchases of short-term investments	(109,559)	—
Cash paid for acquisitions, net of cash acquired	(56,499)	—
Net cash used in investing activities	(166,852)	(3,842)
Cash flows used in financing activities:
Repayments of term loans	(1,719)	(1,170)
Payment of contingent consideration	(1,100)	—
Payments of equity offering issuance costs	(1,299)	(126)
Member distributions	(258)	—
Net cash used in financing activities	(4,376)	(1,296)
Net (decrease) increase in cash and cash equivalents	(157,595)	8,389
Effect of exchange rate changes on cash and cash equivalents	(108)	(84)
Cash and cash equivalents, beginning of period	387,498	24,774
Cash and cash equivalents, end of period	$229,795	$33,079
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$1,771	$8,039
Acquisitions:
Net assets acquired, net of cash acquired	$97,499	$—
Initial cash investment in prior year	(40,000)	—
Contingent consideration	(1,000)	—
Net cash paid for acquisitions	$56,499	$—
Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accrued expenses	$3,500	$—

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

Definitive Healthcare Corp., through its operating subsidiary, Definitive OpCo, provides comprehensive and up-to-date hospital and healthcare-related information and insight across the entire healthcare continuum via a multi-tenant software-as-a-service (“SaaS”) platform which combines proprietary and public sources to deliver insights. Unless otherwise stated, references to “we,” “us,” “our,” “Definitive Healthcare” and the “Company” refer (1) prior to the consummation of the Reorganization Transactions (as defined below), to Definitive OpCo and its consolidated subsidiaries, and (2) after the consummation of the Reorganization Transactions, to Definitive Healthcare Corp. and its consolidated subsidiaries.

Organization

Definitive Healthcare Corp. was formed on May 5, 2021 as a Delaware corporation to facilitate an initial public offering (“IPO”) and other related transactions to carry on the business of Definitive OpCo, a Delaware limited liability company. Following consummation of the Reorganization Transactions, Definitive OpCo became an indirect subsidiary of Definitive Healthcare Corp.

The Company is headquartered in Framingham, MA.

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

Definitive Healthcare used net proceeds from the IPO to (i) acquire 14,222,222 newly issued limited liability company interests (“LLC Units”) from Definitive OpCo; (ii) purchase 1,169,378 LLC Units from certain holders of LLC Units prior to the IPO; and (iii) repurchase 2,497,288 shares of Class A Common Stock received by the former shareholders of certain Blocker Companies (as defined below). Definitive OpCo used proceeds from the IPO to pay fees and expenses of approximately $11.4 million incurred in connection with the IPO and the Reorganization Transactions and to repay $199.6 million, inclusive of accrued interest expense, of the outstanding borrowings under our 2019 Credit Agreement, with the remaining proceeds intended to be used for general corporate purposes.

Reorganization Transactions

In connection with the IPO, the Company completed the following transactions (the “Reorganization Transactions”). Definitive OpCo entered into a second amended and restated limited liability company agreement (the “Amended LLC Agreement”) pursuant to which members of Definitive OpCo prior to the IPO who continue to hold LLC Units have the right to require Definitive OpCo to exchange all or a portion of their LLC Units for newly issued shares of Class A Common Stock. Until exchanged, each LLC Unit is coupled with one share of Definitive Healthcare Corp. Class B Common Stock. The total amount of shares of Class B Common Stock outstanding is equal to the number of vested LLC Units outstanding. Entities treated as corporations for U.S. tax purposes that held LLC Units (individually, a “Blocker Company” and collectively, the "Blocker Companies") each merged with a merger subsidiary and subsequently merged into Definitive Healthcare Corp. and are now holders of Class A Common Stock.

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

In connection with the Reorganization Transactions and the IPO, Definitive Healthcare Corp entered into a tax receivable agreement. See Note 17. Income Taxes.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with rules applicable to quarterly financial information. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative nongovernmental GAAP as found in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 are unaudited. Amounts for the period from January 1, 2021 through March 31, 2021 presented in the condensed consolidated financial statements and notes to the condensed consolidated financial statements herein represent the historical operations of Definitive OpCo. The amounts as of March 31, 2022 and December 31, 2021 and for the period from January 1, 2022 through March 31, 2022 reflect the consolidated operations of Definitive Healthcare Corp. and its consolidated subsidiaries. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements for these interim periods have been included.

Refer below and to Note 2. Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for the Company’s significant accounting policies and estimates.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates relate, but are not limited to, revenue recognition, allowance for doubtful accounts, contingencies, valuations and useful lives of intangible assets acquired in business combinations, equity-based compensation, and income taxes. Actual results could differ from those estimates.

Leases

Effective January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02—Leases (Topic 842) (“ASC 842”).

In accordance with ASC 842, the Company, at the inception of the contract, determines whether a contract is or contains a lease. For leases with terms greater than 12 months, the Company records the related operating or finance right of use asset and lease liability at the present value of lease payments over the lease term. The Company is generally not able to readily determine the implicit rate in the lease and therefore uses the determined incremental borrowing rate at lease commencement to determine the present value of lease payments. The incremental borrowing rate represents an estimate of the market interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. Renewal options are not included in the measurement of the right of use assets and lease liabilities unless the Company is reasonably certain to exercise the optional renewal periods. Some leases also include early termination options, which can be exercised under specific conditions. Additionally, certain leases contain incentives, such as construction allowances from landlords. These incentives reduce the right-of-use asset related to the lease.

Some of the Company's leases contain rent escalations over the lease term. The Company recognizes expense for operating leases on a straight-line basis over the lease term. The Company’s lease agreements contain variable lease payments for common area maintenance, utility, and taxes. The Company has elected the practical expedient to combine lease and non-lease components for all asset categories. Therefore, the lease payments used to measure the lease liability for these leases include fixed minimum rentals along with fixed non-lease component charges. The Company does not have significant residual value guarantees or restrictive covenants in the lease portfolio.

Derivative Instruments and Hedging Activities

FASB Accounting Standards Codification (“ASC”) 815—Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

In accordance with the FASB’s fair value measurement guidance in ASU 2011-04—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASC 820”), the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Adoption of Recently Issued Financial Accounting Standards

In October 2021, the FASB issued ASU No. 2021-08—Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This new accounting standard requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606—Revenue from Contracts with Customers. The standard requires the acquirer to recognize contract assets and contract liabilities at the same amounts recorded by the acquiree. The new accounting guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this new accounting guidance effective January 1, 2022. In connection with the acquisition of Analytical Wizards completed in the first quarter of 2022, the Company recorded contract liabilities of $3.7 million. Refer to Note 3. Acquisitions for further details.

In December 2019, the FASB issued ASU No. 2019-12—Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. This standard removes certain exceptions for investments, intra-period allocations and interim tax calculations and adds guidance to reduce complexity in accounting for income taxes. The amendment is effective for fiscal years beginning after December 15, 2021. The Company adopted this new accounting guidance effective January 1, 2022, but the adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02—Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The FASB subsequently issued supplemental and/or clarifying ASUs inclusive of ASU 2020-05, which updated the effective date for certain non-public companies to annual reporting periods beginning after December 15, 2021. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, or by not adjusting the comparative periods and recording a cumulative effect adjustment as of the adoption date, with certain practical expedients available. The Company, as an Emerging Growth Company as defined by the JOBS Act of 2012, elected to take the extended transition period and adopt the standard following guidance for non-public entities.

The Company adopted ASU No. 2016-02—Leases effective January 1, 2022 using the modified retrospective transition method. Prior period results will continue to be presented under ASC 840 as it was the accounting standard in effect for such periods. The Company elected to apply the package of practical expedients that allows entities to forgo reassessing at the transition date: (1) whether any expired or existing contracts are or contain leases; (2) lease classification for any expired or existing leases; and (3) whether unamortized initial direct costs for existing leases meet the definition of initial direct costs under the new guidance. The Company did not elect the hindsight practical expedient. The Company elected to use the practical expedient that allows the combination of lease and non-lease contract components in all of its underlying asset categories. Finally, the Company also elected a policy of not recording leases on its condensed consolidated balance sheets when the leases have a term of 12 months or less and the Company is not reasonably certain to elect an option to renew the leased asset. Due to the adoption of this guidance, the Company recognized operating right-of-use assets of $12.7 million and operating lease liabilities of $14.0 million as of the date of adoption. The difference between the right-of-use assets and lease liabilities on the accompanying consolidated balance sheet is primarily due to the accrual for lease payments as a result of straight-line lease expense and unamortized tenant incentive liability balances. The Company did not have any impact to opening retained earnings as a result of the adoption of the guidance. The adoption of this new guidance did not have a material impact on the Company’s results of operations, comprehensive loss, cash flows, liquidity or the Company’s covenant compliance under its existing credit agreement.

Recently-Issued Accounting Pronouncements Not Yet Adopted

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

3. Acquisitions

On December 22, 2021, the Definitive Healthcare, LLC (“DH, LLC”), an indirect wholly-owned subsidiary of Definitive Healthcare Corp. made a $40.0 million investment in Analytical Wizards Inc. (“AW”), a privately-held company. Analytical Wizards automates complex analytic models using tools that expedite efficient big data mining through artificial intelligence ("A.I.") and machine learning ("M.L.") power to uncover deep insights. In the transaction the Company purchased Series B Convertible Preferred Stock of AW (“Series B Preferred Stock”), representing 35% ownership of AW, and an option to acquire the remaining 65% ownership (the "Purchase Option") for $65.0 million. As of December 31, 2021, the Company determined it did not have a controlling financial interest in AW at transaction close as the Company did not have the right to control the governing body of AW or have control through other contractual rights. At December 31, 2021, the Series B Preferred Stock and the Purchase Option did not have readily determinable fair values, the Company elected to apply the measurement alternative and adjust the carrying value of the investments in AW for impairments and observable prices in identical or similar equity securities of AW. The Company paid $40.0 million for the Series B Preferred Stock and Purchase Option, which was allocated on a relative fair value basis such that the Series B Preferred Stock and Purchase Option had carrying values of $32.7 million and $7.3 million at the time of the transaction, respectively. The Series B Preferred Stock was recorded in Investments in equity securities and the Purchase Option was recorded in Other assets in the accompanying consolidated balance sheet as of December 31, 2021.

On February 18, 2022, the Company purchased the remaining 65% of AW’s equity for $65.0 million, net of cash acquired and an estimated working capital adjustment and other customary purchase price adjustments (the “AW acquisition”). The Company’s previously-held investment and Purchase Option were remeasured at fair value as of the date the Purchase Option was exercised. The remeasurement had an immaterial impact on the consolidated condensed statements of operations for the three months ended March 31, 2022. The Company has included the financial results of Analytical Wizards in the consolidated financial statements from February 18, 2022, the date of acquisition.

Upon the consummation of the AW acquisition, AW became an indirect wholly-owned subsidiary of Definitive Healthcare Corp. The total consideration for the initial investment and subsequent exercise of the Purchase Option was $99.6 million, consisting of $40.0 million for the initial investment paid in December 2021, approximately $58.6 million of cash paid at closing, and up to $5.0 million of contingent consideration. The contingent consideration, which relates to earn-out payments that may be paid out, subject to meeting certain expense control metrics during the two-year period following the closing of the AW acquisition, has an estimated fair value of $1.0 million as of the acquisition date. Pursuant to the Stock Purchase Agreement governing the AW acquisition, $10.0 million of the consideration was deposited into an escrow account to secure certain indemnification claims of DH, LLC. The assets acquired and liabilities assumed were recorded at their estimated preliminary fair values and the results of operations were included in the Company’s condensed consolidated results as of the acquisition date.

The consideration transferred for the transaction is summarized as follows:

(in thousands)
Initial cash investment in December 2021	$40,000
Cash consideration paid at closing	58,645
Contingent consideration	1,000
Purchase price	$99,645

The contingent consideration is based on the achievement of certain expense control metrics during the two-year period following the AW acquisition date, with potential earn-out payouts ranging from $0 to $5.0 million. The Company estimated the fair value of the contingent consideration to be $1.0 million as of February 18, 2022, based on the estimated achievement of the expense control metrics, time to payment and market participant cost of debt. The contingent consideration was recorded in Other liabilities in the accompanying consolidated balance sheet as of March 31, 2022. Refer to Note 12. Fair Value Measurements.

The purchase price allocations for the AW acquisition are provisional and are based on the information that was available as of the acquisition date to estimate the fair values of assets acquired and liabilities assumed. The purchase price allocations for this acquisition, reported as of March 31, 2022, represent the Company’s best estimates of the fair values and were based upon the information available to us. The Company is gathering and reviewing additional information necessary to finalize the values assigned to the acquired assets and liabilities assumed, as well as acquired identified intangible assets and goodwill. Therefore, the provisional measurements of fair values reported as of March 31, 2022 are subject to change. The Company is expected to finalize the purchase price allocations as soon as practicable, but no later than one year from the respective acquisition date. The preliminary allocation of the acquisition-date fair values of assets and liabilities pertaining to this business combination as of February 18, 2022, was as follows:

(in thousands)
Preliminary allocation:	February 18, 2022
Cash	$2,146
Accounts receivable	3,575
Prepaid expenses and other current assets	506
Property and equipment	134
Intangible assets	46,000
Right-of-use asset, operating leases	832
Accounts payable and accrued expenses	(485)
Deferred revenue	(3,691)
Right-of-use liability, operating leases	(832)
Deferred taxes	(10,345)
Other liabilities	(267)
Total assets acquired and liabilities assumed	37,573
Goodwill	62,072
Purchase price	$99,645

As a result of the AW acquisition, the Company recorded goodwill, customer relationships, developed software, and tradename of $62.1 million, $39.4 million, $6.1 million, and $0.5 million, respectively, as of the acquisition date. The goodwill recognized includes the fair value of the assembled workforce, which is not recognized as an intangible asset separable from goodwill, and any expected synergies gained through the acquisition. The Company determined that the goodwill resulting from the acquisition is not deductible for tax purposes. All goodwill has been allocated to the Company’s one reportable segment.

Customer relationships represent the estimated fair value of the underlying relationships with the acquired entity’s business customers. The Company valued customer relationships using the income approach, specifically the multi-period excess earnings method. Significant assumptions include estimated attrition rates, discount rates, and tax rates reflecting the different risk profiles of the asset depending upon the acquisition. The value assigned to customer relationships is $39.4 million and is amortized using the annual pattern of cash flows (economic value method) over the estimated 20-year life of this asset.

The developed software represents AW’s two software modules. Passport Promotional Analytics helps customers to optimize internal investment and business management by focusing on driving incremental efficiencies in sales, cost management, profit optimization, and productive gains. Passport Planning and Performance helps customers to analyze large data sets in order to proactively predict business outcomes. The Company used the income approach, specifically the relief-from-royalty method, to determine the value of developed software. Significant assumptions include forecast of royalty rate, tax rate, and discount rate. The developed software was valued at $6.1 million and is amortized using the straight-line method over the estimated remaining useful life of 6 years.

The tradename represents the estimated fair value of the registered trade name associated with the AW corporate brand. The Company estimated the fair value of the trademark using a relief from royalty method of the income approach. Significant assumptions include forecast of royalty rate, tax rate, and discount rate. The trademark was valued at $0.5 million and is amortized using the straight-line method over the estimated remaining useful life of 5 years.

The amortization periods for the customer relationships, developed software, and tradenames are 20 years, 6 years, and 5 years, respectively. See Note 9 for the estimated total intangible amortization expense during the next five years.

In connection with the acquisition, the Company recognized acquisition related costs of $1.0 million which were recorded within transaction expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2022.

During the three months ended March 31, 2022, AW’s post-acquisition revenue and net loss on a standalone basis were not material.

Unaudited Pro Forma Supplementary Data:

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenue	$51,601	$39,440
Net loss	(13,654)	(11,576)

The unaudited pro forma supplementary data presented in the table above shows the effect of the AW acquisitions as if the transaction had occurred on January 1, 2021.

4. Revenue

The Company disaggregates revenue from its arrangements with customers by type of service as it believes these categories best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following table represents a disaggregation of revenue from arrangements with customers for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
(in thousands)	2022	2021
Platform subscriptions	$49,769	$36,365
Professional services	355	571
Total revenue	$50,124	$36,936

The opening and closing balances of the Company’s receivables, deferred contract costs and contract liabilities from contracts with customers are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Accounts receivable, net	$38,465	$43,336
Deferred contract costs	7,657	6,880
Long-term deferred contract costs	12,314	11,667
Deferred revenues	93,961	84,023

Deferred Contract Costs

A summary of the activity impacting the deferred contract costs for the three months ended March 31, 2022 and the year ended December 31, 2021 is presented below:

(in thousands)	Three Months Ended March 31, 2022	Twelve Months Ended December 31, 2021
Balance at beginning of period	$18,547	$8,899
Costs amortized	(1,875)	(4,792)
Additional amounts deferred	3,299	14,440
Balance at end of period	19,971	18,547
Classified as:
Current	7,657	6,880
Non-current	12,314	11,667
Total deferred contract costs (deferred commissions)	$19,971	$18,547

Contract Liabilities

A summary of the activity impacting deferred revenue balances during the three months ended March 31, 2022 and for the year ended December 31, 2021 is presented below:

(in thousands)	Three Months Ended March 31, 2022	Twelve Months Ended December 31, 2021
Balance at beginning of period	$84,023	$61,200
Revenue recognized	(50,124)	(166,154)
Additional amounts deferred	60,062	188,977
Balance at end of period	$93,961	$84,023

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

The remaining performance obligations consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Current	$164,461	$155,134
Non-current	96,519	95,354
Total	$260,980	$250,488

5. Leases

The Company leases real estate in the form of office space facilities. Generally, the term for real estate leases ranges from 1 to 9 years at inception of the contract. Some real estate leases include options to renew that can extend the original term by 5 to 10 years.

Operating lease costs are allocated according to headcount to cost of revenue, sales and marketing, product development and general and administrative expenses in the condensed consolidated statements of operations. As of March 31, 2022, the Company does not have any finance leases.

During the quarter ended March 31, 2022, the Company exercised an extension of one of its office lease facilities, which extended the lease term for an additional five-year period commencing on January 1, 2023. The extension was accounted for as a lease modification under ASC 842. Accordingly, the Company recorded a right-of-use asset and corresponding operating lease liability of $6.0 million, which represents the present value of the future minimum lease payments. Also during the quarter, the Company completed the acquisition of Analytical Wizards, which has two office leases that will be accounted for under ASC 842. Accordingly, the Company recorded right-of-use assets and corresponding lease liabilities of $0.8 million associated with these two facilities.

The Company recorded the following lease costs for the three months ended March 31, 2022:

(in thousands)	Three Months Ended March 31, 2022
Lease Cost
Capitalized operating lease cost	$835
Variable lease cost	1
Total lease cost	$836

Supplemental Cash Flow and Other Information
Cash paid for amounts included in measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$750

Right-of-use assets obtained in exchange for lease liabilities:
Capitalized operating leases	$6,832

Lease term and discount rate consisted of the following at March 31, 2022:

March 31, 2022
Weighted-average remaining lease term (in years):
Capitalized operating leases	6.26

Weighted-average discount rate:
Capitalized operating leases	3.9%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed consolidated balance sheets as of March 31, 2022.

(in thousands)	Capitalized Operating Lease
2022, excluding the three months ended March 31, 2022	$2,425
2023	3,295
2024	3,846
2025	3,597
2026	3,545
Thereafter	6,227
$22,935

Imputed interest	2,685
Lease liability balance at March 31, 2022	$20,250

Future aggregate minimum annual lease payments as of December 31, 2021 reported in our 2021 Form 10-K under the previous lease accounting standard were as follows:

(in thousands)	Operating Lease
2022	$3,120
2023	1,895
2024	2,282
2025	2,174
2026	2,165
Thereafter	4,805
$16,441

Total rent expense, which was allocated according to headcount to cost of revenue, sales and marketing, product development and general and administrative expenses in the condensed consolidated statements of operations, was $0.8 million and $0.6 million in the three months ended March 31, 2022 and 2021, respectively.

6. Short-term Investments

Short-term investments classified as available-for-sale consisted of the following:

	March 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
US Treasuries	$55,359	$—	$(272)	$55,087
Commercial paper	53,977	—	(37)	53,940
Total short-term investments	$109,336	$—	$(309)	$109,027

All short-term investments had stated maturity dates of less than one year.

7. Accounts Receivable

Accounts receivable consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Accounts receivable	$38,656	$44,303
Unbilled receivable	1,099	430
	39,755	44,733
Less: allowance for doubtful accounts	(1,290)	(1,397)
Accounts receivable, net	$38,465	$43,336

8. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Computers and software	$4,959	$4,744
Furniture and equipment	1,638	1,580
Leasehold improvements	3,349	3,348
	9,946	9,672
Less: accumulated depreciation and amortization	(5,128)	(4,603)
Property and equipment, net	$4,818	$5,069

Depreciation and amortization expense associated with property and equipment was $0.5 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

9. Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets, as of March 31, 2022 and December 31, 2021, consist of the following:

	March 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$409,430	$(101,770)	$307,660
Developed technologies	57,200	(19,383)	37,817
Tradenames	36,000	(5,556)	30,444
Database	46,580	(35,260)	11,320
Total finite-lived intangible assets	549,210	(161,969)	387,241
Goodwill	1,323,516	—	1,323,516
Total goodwill and Intangible assets	$1,872,726	$(161,969)	$1,710,757

	December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$370,030	$(92,942)	$277,088
Developed technologies	51,100	(17,475)	33,625
Tradenames	35,500	(5,034)	30,466
Database	43,080	(31,789)	11,291
Total finite-lived intangible assets	499,710	(147,240)	352,470
Goodwill	1,261,444	—	1,261,444
Total goodwill and Intangible assets	$1,761,154	$(147,240)	$1,613,914

Amortization expense associated with finite-lived intangible assets was $14.7 million and $14.3 million for the three months ended March 31, 2022 and 2021, respectively, of which $5.4 million and $5.2 million was included in cost of revenue for the respective periods.

Estimated total intangible amortization expense during the next five years and thereafter is as follows:

(in thousands)
2022, excluding the three months ended March 31, 2022	$40,564
2023	48,216
2024	45,369
2025	41,415
2026	34,874
Thereafter	176,803
Total	$387,241

The carrying amount of goodwill increased by $62.1 million during the three months ended March 31, 2022 as a result of the of AW acquisition (Note 3).

The Company determined it had one reporting unit. There was no impairment of goodwill in the three months ended March 31, 2022 or 2021.

10. Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to risks from changes in interest rates related to the term loan (See Note 11. Long-Term Debt). The Company may use derivative financial instruments, specifically, interest rate swap contracts, in order to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Our primary objective in holding derivatives is to reduce the volatility of cash flows associated with changes in interest rates. We do not enter into derivative transactions for speculative or trading purposes.

Cash Flow Hedges of Interest Rate Risk

In March of 2022, the Company entered into two interest rate swap agreements. As of March 31, 2022, the two outstanding interest rate swap agreements each had a notional value of $67.9 million. We have not recorded any amounts due to ineffectiveness for the three months ended March 31, 2022. The notional value of each interest rate swap agreement is expected to match the corresponding principal amount of a portion of our borrowings under the term loan. The swap agreements are effective as of March 31, 2022 and mature on March 31, 2025. During this period, the two notional amounts will have fixed interest rates of 2.0135% and 2.012%, and the counterparties to each of the agreements will pay the Company interest at a floating rate based on the one month USD-LIBOR swap rate on the notional amounts. Interest payments will be made monthly on a net settlement basis.

The derivative interest rate swaps are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in accumulated other comprehensive income (“AOCI”) on our Condensed Consolidated Balance Sheets and reclassified to interest expense, net, when the underlying transaction has an impact on earnings. The Company expects to recognize approximately $0.3 million of net pre-tax gains from accumulated other comprehensive income to interest expense in the next twelve months associated with its interest rate swap. The Company recognizes derivative instruments and hedging activities on a gross basis as either assets or liabilities on the Company’s Condensed Consolidated Balance Sheets and measures them at fair value. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions.

The fair values of the interest rate swaps and their respective locations in our consolidated balance sheets at March 31, 2022 were as follows:

(in thousands)
Description	Balance Sheet Location	March 31, 2022
Long-term derivative asset	Other assets	$1,966
Short-term derivative liability	Accrued expenses and other current liabilities	320

The following table presents the effect of the derivative interest rate swaps in our consolidated statement of comprehensive loss for the three months ended March 31, 2022:

(in thousands)	Three Months Ended March 31, 2022
Gain in AOCI, beginning of period, net of tax	$—
Amount of gain recognized in other comprehensive loss, net of tax	1,646
Amount of gain reclassified from AOCI into net loss, net of tax	—
Gain in AOCI, end of period, net of tax	$1,646

11. Long-Term Debt

Long-term debt consisted of the following as of March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$271,562	$(2,461)	$269,101
Less: current portion of long-term debt			6,875
Long-term debt			$262,226

	December 31, 2021
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$273,282	$(2,599)	$270,683
Less: current portion of long-term debt			6,875
Long-term debt			$263,808

During the first quarter of 2022, the Company repaid $1.7 million in outstanding principal of the 2021 Term Loan, and related accrued interest payable of $1.8 million.

2021 Credit Agreement

In September 2021, Definitive Healthcare Holdings, LLC, a Delaware limited liability company ("DH Holdings"), an indirect subsidiary of Definitive Healthcare Corp., entered into a credit agreement (the "2021 Credit Agreement") with Bank of America, N.A., as administrative agent, the other lenders party thereto and the other parties specified therein. The 2021 Credit Agreement provides for (i) a $275.0 million term loan A facility (the "2021 Term Loan") and (ii) a $75.0 million revolving credit facility (the "2021 Revolving Line of Credit" and, together with the 2021 Term Loan, collectively, the "2021 Credit Facilities"), the proceeds of which were used to repay a portion of the indebtedness outstanding under a previous credit agreement. Both the 2021 Term Loan and the 2021 Revolving Line of Credit mature on September 17, 2026. The 2021 Credit Facilities include customary affirmative, negative and financial covenants. The 2021 Credit Facilities are guaranteed by all of DH Holdings' wholly-owned domestic restricted subsidiaries and AIDH Buyer, LLC, a Delaware limited liability company and the direct parent company of DH Holdings, in each case, subject to customary exceptions, and are secured by a lien on substantially all of the assets of DH Holdings and the guarantors, including a pledge of the equity of DH Holdings, in each case, subject to customary exceptions.

The 2021 Term Loan is subject to annual amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on December 31, 2021 (the "Initial Amortization Date"), equal to approximately 2.5% per annum of the principal amount of the term loans in the first year and second year after the Initial Amortization Date and approximately 5.0% per annum of the principal amount of the term loans in the third year, fourth year and fifth year after the Initial Amortization Date. A balloon payment of approximately $220.0 million will be due at the maturity of the 2021 Term Loan. There was $271.6 million outstanding on the 2021 Term Loan at March 31, 2022.

DH Holdings is required to pay the lenders under the 2021 Credit Agreement an unused commitment fee of between 0.25% and 0.30% per annum on the undrawn commitments under the 2021 Revolving Line of Credit, depending on the total net leverage ratio, quarterly in arrears. The expense is included in interest expense in the statements of operations. There was no outstanding balance on the 2021 Revolving Line of Credit at March 31, 2022.

For both the 2021 Term Loan and 2021 Revolving Line of Credit, DH Holdings may elect from several interest rate options based on the LIBO Rate or the Base Rate plus an applicable margin. The applicable margin will be based on the total leverage ratio beginning in the fiscal year ended December 31, 2022. As of March 31, 2022, the effective interest rate was 2.71%.

In connection with the 2021 Credit Agreement, the Company capitalized financing costs totaling $3.5 million, $2.8 million for the 2021 Term Loan facility and $0.8 million for the 2021 Revolving Line of Credit. The financing costs associated with the 2021 Term Loan facility are recorded as a contra-debt balance in Term loan, net of current portion in the condensed consolidated balance sheets and are amortized over the remaining life of the loan using the effective interest method. The financing costs associated with the 2021 Revolving Line of Credit are recorded in Other assets in the condensed consolidated balance sheet are amortized over the life of the arrangement.

12. Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants on the measurement date, and establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value as follows:

Level 1 - Observable inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 - Other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs that are supported by little or no market activity, including the Company’s own assumptions in determining fair value.

The Company’s financial assets and liabilities subject to the three-level fair value hierarchy consist principally of cash and equivalents, short-term investments, accounts receivable, accounts payable, long-term and short-term debt and contingent consideration payable. The estimated fair value of cash included in cash and cash equivalents, accounts receivable and accounts payable approximates their carrying value due to due to their short maturities (less than 12 months).

Debt

The Company’s short- and long-term debt are recorded at their carrying values in the consolidated balance sheets, which may differ from their respective fair values. The carrying values and estimated fair values of the Company’s short- and long-term debt approximate their carrying values as of March 31, 2022, and December 31, 2021, based on interest rates currently available to the Company for similar borrowings.

Money market funds (included in cash and cash equivalents)

Money market funds are recorded at fair value using quoted market prices in active markets and are classified as Level 1 in the fair value hierarchy.

Short-term investments

The Company utilizes a third party pricing service for the valuation of its short-term investments. U.S. treasuries consist of short-term treasury bills that are recorded at fair value using market information obtained from dealers and brokers and classified in Level 2 of the fair value hierarchy. Commercial paper is carried at fair value, which is determined using a market yield curve-based approach based on observable inputs. Commercial paper is classified as Level 2 in the fair value hierarchy.

Derivative financial instruments

Currently, the Company uses interest rate swaps to manage interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of its derivatives held as of March 31, 2022 were classified as Level 2 in the fair value hierarchy.

Contingent consideration

The deferred consideration that resulted from the acquisition of Analytical Wizards in the first quarter of 2022, which is subject to the meeting of certain expense control metrics during the two-year period following the AW acquisition, is measured at fair value on a recurring basis. The fair value was estimated based on the present value of the amount expected to be paid at the end of the measurement period. At March 31, 2022, the fair value of the contingent consideration was estimated to be $1.0 million and is included in other long-term liabilities on the condensed consolidated balance sheet.

The contingent consideration that resulted from the earn-outs associated with the acquisition of Monocl Holding Company in October of 2020, which was included in accrued expense and other current liabilities in the condensed consolidated balance sheet as of December 31, 2021 was paid in the first quarter of 2022.

Earnout liabilities are classified within Level 3 in the fair value hierarchy because the methodology used to develop the estimated fair value includes significant unobservable inputs reflecting management’s own assumptions. The table below presents a reconciliation of earnout liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	March 31, 2022	December 31, 2021
Balance at beginning of period	$7,500	$5,236
Additions	1,000	—
Net change in fair value and other adjustments	—	3,764
Payments	(7,500)	(1,500)
Balance at end of period	$1,000	$7,500

Certain assets and liabilities, including property, plant and equipment, goodwill and other intangible assets, are measured at fair value on a non-recurring basis. These assets are remeasured when the derived fair value is below the carrying value on the Company’s consolidated balance sheet. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. When impairment has occurred, the Company measures the required charges and adjusts the carrying value as discussed in Note 2. Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company’s 2021 Form 10-K.

At March 31, 2022, additional assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$504	$504	$—	$—
Short-term investments:
U.S. Treasuries	55,087	—	55,087	—
Commercial paper	53,940	—	53,940	—
Other Assets:
Interest rate swap contracts	1,966	—	1,966	—
Liabilities:
Accrued expenses and other current liabilities:
Interest rate swap contracts	320	—	320	—
Contingent consideration	$1,000	$—	$—	$1,000

At December 31, 2021, except for the contingent consideration noted above, the estimated fair values of all of the Company’s financial assets and liabilities subject to the three-level fair value hierarchy approximated their carrying values due to their short-term maturities (less than 12 months).

13. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Payroll and payroll-related	$6,293	$10,311
Contingent consideration, current	—	7,500
Sales, franchise and other taxes	2,850	1,785
Deferred rent	—	91
Other	3,694	2,971
Accrued expenses and other current liabilities	$12,837	$22,658

14. Noncontrolling Interest

Definitive Healthcare Corp. operates and controls all of the business and affairs of Definitive OpCo, and through Definitive OpCo and its subsidiaries, conducts its business. Accordingly, Definitive Healthcare Corp. consolidates the financial results of Definitive OpCo, and reports the noncontrolling interests of its consolidated subsidiaries on its consolidated financial statements based on the Definitive OpCo Units held by Continuing LLC Members. Changes in Definitive Healthcare Corp.'s ownership interest in its consolidated subsidiaries are accounted for as equity transactions. As such, future redemptions or direct exchanges of Definitive OpCo Units by Continuing LLC Members will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interests and increase or decrease additional paid-in capital in the Company’s Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2022, 544,302 Definitive OpCo Units held by Continuing LLC Members were exchanged for shares of Class A Common Stock of Definitive Healthcare pursuant to the terms of the Amended LLC Agreement.

As of March 31, 2022, Definitive Healthcare Corp. held 97,574,397 units in the Definitive OpCo resulting in an ownership interest of 63.9% and a noncontrolling interest of 36.1%.

15. Equity-Based Compensation

Equity-based compensation expense is allocated to all departments in the accompanying condensed consolidated statements of operations based on the recipients of the compensation. A summary of the expense by line item in the consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively, is provided in the following table.

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of revenue	$232	$15
Sales and marketing	3,746	102
Product development	1,289	76
General and administrative	1,605	213
Total compensation expense	$6,872	$406

2021 Equity Incentive Plan

The Definitive Healthcare Corp. 2021 Equity Incentive Plan (the “2021 Plan”) was adopted in September 2021. The types of grants available under the 2021 Plan include stock options (both incentive and non-qualified), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), and stock-based awards.

The aggregate number of shares of Class A Common Stock available for grant under the 2021 Plan was 5,890,775 shares at March 31, 2022. As of March 31, 2022, 3,098,264 RSUs have been granted under the 2021 Plan, net of forfeitures. The outstanding RSUs have time-based and/or performance-based vesting criteria. Outstanding time-based RSUs generally vest partially on the one year anniversary of each grant and quarterly over the subsequent two- or three-year period. Outstanding performance-based RSUs ("PSUs") vest annually over three years upon the achievement of certain performance targets and continued service. Expense for these awards is recognized when it becomes probable that performance measures triggering vesting will be achieved.

The following table summarizes the Company’s unvested time-based and performance-based RSU activity for the three months ended March 31, 2022.

	Time-Based		Performance-Based
		Weighted		Weighted
	Restricted	Average Grant	Restricted	Average Grant
	Stock Units	Date Fair Value	Stock Units	Date Fair Value
Non-vested at December 31, 2021	1,935,899	$32.59	164,351	$27.00
Granted	1,065,897	22.31	—	—
Vested	—	—	—	—
Forfeited	(58,624)	26.90	(9,259)	27.00
Non-vested at March 31, 2022	2,943,172	$28.98	155,092	$27.00

The Company recognized $5.3 million in stock-based compensation expense associated with RSUs and PSUs in the three months ended March 31, 2022. Total unrecognized expense was estimated to be $78.5 million for both time-based vesting and performance-based vesting awards at March 31, 2022, to be recognized over a weighted-average period of approximately 3.0 years.

2019 Equity Incentive Plan

The AIDH Topco, LLC 2019 Equity Incentive Plan (the “2019 Plan”) was utilized prior to the Reorganization Transactions and the IPO for the issuance of equity awards in the form of Class B units to employees, consultants, directors, managers, or others providing services to the Company. In connection with the Reorganization Transactions and the IPO, unvested Class B Units held directly by employees of the Company or indirectly through Definitive OpCo, were exchanged for unvested Definitive OpCo units based on their respective participation thresholds and the IPO price of $27.00 per share. The Company no longer grants any awards under the 2019 Plan, though previously granted awards under the 2019 Plan remain outstanding and governed by the 2019 Plan, including those units that remain unvested.

The following table summarizes the Company’s unvested unit activity.

	Time-Based
		Weighted
	Non-Vested	Average Grant
	Units	Date Fair Value
Non-vested at December 31, 2021	2,756,406	$2.02
Granted	—	—
Vested	(96,191)	1.45
Forfeited	(33,549)	1.05
Non-vested at March 31, 2022	2,626,666	$2.06

The Company recorded $1.6 million and $0.4 million in stock-based compensation expense associated with these units in the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, the Company had approximately $13.7 million of unrecognized unit-based compensation expense for unvested units, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

16. Retirement Plan

The Company has a 401(k) plan covering all employees who have met certain eligibility requirements. The Company made matching contributions in accordance with the plan documents. The Company incurred $1.1 million and $0.6 million in employer matching contributions during the three months ended March 31, 2022 and 2021, respectively.

17. Income Taxes

During the three months ended March 31, 2022, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s scheduled reversal of deferred tax liabilities and cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

As of March 31, 2022, the Company has recorded a net deferred tax liability of $86.1 million, of which $10.3 million was recorded as a result of the AW acquisition. The net deferred tax liability reflects a valuation allowance against deferred tax assets that are more likely than not to not be realized as well as reversing taxable temporary differences that will not provide a source of taxable income due to attribute limitation rules.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of March 31, 2022 and December 31, 2021, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

The Company's effective tax rate for the three months ended three months ended March 31, 2022 and 2021 was (0.7)% and 0.0% respectively. The Company’s effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance recorded, foreign tax rates that differ from the U.S. statutory tax rate, and partnership income that is not taxed.

Tax Receivable Agreement

Pursuant to the Company's election under Section 754 of the Internal Revenue Code (the "Code"), the Company expects to obtain an increase in its share of the tax basis in the net assets of AIDH Topco, LLC when LLC Interests are redeemed or exchanged by other members. The Company plans to make an election under Section 754 of the Code for each taxable year in which a redemption of exchange of LLC Interest occurs. The Company intends to treat any redemptions and exchanges of LLC Interest as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that would otherwise be paid in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the IPO, the Company entered into a Tax Receivable Agreement ("TRA") and has recorded a liability under the TRA of $154.7 million as of March 31, 2022. Under the TRA, the Company generally will be required to pay to the Original LLC Unitholders 85% of the amount of cash savings, if any, in U.S. federal, state, or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in AIDH TopCo, LLC, including any basis adjustment relating to the assets of AIDH TopCo, LLC, (ii) existing tax attributes acquired by the Company in the pre-IPO restructuring, and (iii) tax benefits attributable to payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid. No amounts are expected to be paid within the next 12 months.

18. Loss Per Share

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

Prior to the IPO, the Definitive OpCo membership structure included Class A and Class B member units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these unaudited consolidated financial statements. Therefore, earnings per share information has not been presented for the three months ended March 31, 2021.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock for the three months ended March 31, 2022.

(in thousands)	Three Months Ended March 31, 2022
Numerator:
Net loss	$(13,057)
Less: Net loss attributable to noncontrolling interests	(4,433)
Net loss attributable to Definitive Healthcare Corp.	$(8,624)

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock (per share amounts unaudited):

(in thousands, except number of shares and per share amounts)	Three Months Ended March 31, 2022
Basic net loss per share attributable to common stockholders
Numerator:
Allocation of net loss attributable to Definitive Healthcare Corp.	$(8,624)
Weighted average number of shares of Class A outstanding	97,158,823
Net loss per share, basic and diluted	$(0.09)

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

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the period presented because their effect would have been anti-dilutive:

Three Months Ended March 31, 2022
Definitive OpCo Units (vested and unvested)	57,666,776
Restricted Stock Units	3,098,264

19. Segment and Geographic Data

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

Revenues by geographic area presented based upon the location of the customer are as follows:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
United States	$47,580	$35,697
Rest of world	2,544	1,239
Total revenues	$50,124	$36,936

For a summary of our revenue disaggregated by service, refer to Note 4. Revenue.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. Long-lived assets by geographic area presented based upon the location of the assets are as follows:

(in thousands)	March 31, 2022	December 31, 2021
United States	$4,391	$4,705
Rest of world	427	364
Total long-lived assets	$4,818	$5,069

20. Related Parties

The Company has engaged in revenue transactions within the ordinary course of business with entities affiliated with its private equity Sponsors and with members of the Company’s board of directors. During each of the three months ended March 31, 2022 and 2021 the Company recorded revenue of $0.2 million. The associated receivable for the revenue transactions amounted to $0.1 million and $0.6 million at March 31, 2022 and December 31, 2021, respectively.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report and with our audited Consolidated Financial Statements, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2022.

As discussed in “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part II, Item 1A in this Quarterly Report and in Part I, Item 1A of our 2021 Form 10-K.

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

Overview

Definitive Healthcare is a leading provider of healthcare commercial intelligence. Our solutions provide accurate and comprehensive information on healthcare providers and their activities to help our customers optimize everything from product development to go-to-market planning and sales and marketing execution. Delivered through our software as a service (“SaaS”) platform, our intelligence has become important to the commercial success of our over 2,900 customers as of March 31, 2022. We define a customer as a company that maintains one or more active paid subscriptions to our platform.

Our customers include biopharmaceutical and medical device companies, healthcare information technology companies, healthcare providers and other diversified companies, such as staffing firms, commercial real estate firms, financial institutions and other organizations seeking commercial success in the attractive but complex healthcare ecosystem. Within these organizations, our platform is leveraged by a broad set of functional groups, including sales, marketing, clinical research & product development, strategy, talent acquisition and physician network management. We offer access to our platform on a subscription basis and we generate substantially all of our revenue from subscription fees, which accounted for 99% of revenue for the three months ended March 31, 2022.

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

Recent Developments

Acquisition

On February 18, 2022, the Company purchased the remaining 65% of Analytical Wizard, Inc.’s equity for $65.0 million, net of cash acquired and an estimated working capital adjustment and other customary purchase price adjustments. The total purchase consideration of $99.6 million, which includes the 35% investment the Company made in AW in December 2021, consisted of $98.6 million in cash consideration and $1.0 million in estimated contingent consideration. The purchase price was primarily comprised of acquired customer relationships, technology and goodwill. The Company has included the financial results of this business in the condensed consolidated financial statements from the date of acquisition. The purchase accounting for this transaction is not yet finalized. Refer to Note 3. Acquisitions in the footnotes to the condensed consolidated financial statements included within this Form 10-Q for further information.

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

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depend on many factors, including the following:

Acquiring New Customers

We plan to continue to organically grow the number of customers that use our platform by increasing demand for our platform and penetrating our addressable market. Our results of operations and growth prospects will depend in part on our ability to attract new customers. We intend to drive new customer acquisition with our efficient go-to-market engine by continuing to invest in our sales and marketing efforts and developing new use cases for our platform. As of March 31, 2022 and December 31, 2021, we had over 2,900 and 2,800 customers, respectively. We define a customer as a company that maintains one or more active paid subscriptions to our platform. We have identified more than 100,000 potential customers across the healthcare ecosystem that we believe could benefit from our platform. Our ability to attract and acquire new customers is dependent on the strength of our platform and effectiveness of our go-to-market strategy.

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

Our platform currently offers 18 intelligence modules. Our success in expanding usage of our platform with our existing customers is demonstrated by our net dollar retention rate ("NDR"), which is further described below. For the year ended December 31, 2021, our NDR for customers generating more than $100,000 in ARR ("Enterprise Customers") was 120% and our NDR for all customers over $17,500 ARR was 111%.

Continuing to Innovate and Expand Our Platform

The growth of our business is driven in part by our ability to apply our deep healthcare domain expertise to innovate and expand our platform. We have continually created new products since our founding in 2011 and have launched 18 highly integrated intelligence modules to date. We plan to continue to invest significantly into our engineering and research and development efforts to enhance our capabilities and functionality and facilitate the expansion of our platform to new use cases and customers. In addition, we work to continuously release updates and new features. While we are primarily focused on organic investments to drive innovation, we will also evaluate strategic acquisitions and investments that further expand our platform.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe certain non-GAAP measures are useful in evaluating our operating performance. Non-GAAP measures include, but are not limited to, Adjusted Gross Profit, Adjusted Gross Margin, Adjusted EBITDA, and Adjusted EBITDA Margin. We believe these non-GAAP measures are useful to investors because they eliminate certain non-cash items and items that affect period-over-period comparability and provide consistency with past financial performance and additional information about our underlying results and trends by excluding certain items that may not be indicative of our business, results of operations, or outlook.

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

Adjusted Gross Profit and Adjusted Gross Margin

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

The following table presents a reconciliation of Gross Profit to Adjusted Gross Profit and Adjusted Gross Margin for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Reported gross profit	$38,796	$27,499
Amortization of intangible assets resulting from acquisition- related purchase accounting adjustments (a)	5,102	4,987
Equity compensation costs	232	15
Adjusted Gross Profit	$44,130	$32,501
Revenue	$50,124	$36,936
Adjusted Gross Margin	88%	88%

(a)
Amortization of intangible assets resulting from purchase accounting adjustments represents non-cash amortization of acquired intangibles, primarily resulting from the Advent acquisition.

Adjusted EBITDA and Adjusted EBITDA Margin

We present “Adjusted EBITDA” as a measure of our operating performance. EBITDA is defined as earnings before (i) debt-related costs, including interest expense and loss from extinguishment of debt, (ii) interest income, (iii) provision for taxes, and (iv) depreciation and amortization. Management further adjusts EBITDA in its presentation of Adjusted EBITDA to exclude (i) other (income) expense, (ii) equity-based compensation, (iii) acquisition-related expenses and (iv) other non-recurring and one-time expenses. We exclude these items because they are non-cash or non-recurring in nature, and therefore we do not believe them to be representative of ongoing operational performance. Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of revenue. Adjusted EBITDA and Adjusted EBITDA Margin are key metrics used by management and our board of directors to assess the profitability of our operations. We believe these metrics provide useful measures to investors to assess our operating performance and in measuring the profitability of our operations on a consolidated level.

The following table presents a reconciliation of Net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(13,057)	$(10,488)
Interest expense, net	1,884	8,454
Provision for income taxes	87	—
Depreciation & amortization	15,252	14,687
EBITDA	4,166	12,653
Other (income) expense, net (a)	101	(124)
Equity-based compensation (b)	6,872	406
Transaction expenses (c )	1,310	38
Other non-recurring items (d)	1,596	1,095
Adjusted EBITDA	$14,045	$14,068
Revenue	$50,124	$36,936
Adjusted EBITDA Margin	28%	38%

(a)
Primarily represents foreign exchange and TRA liability remeasurement gains and losses.
(b)
Equity-based compensation represents non-cash compensation expense recognized in association with equity awards made to employees and directors.
(c)
Transaction expenses primarily represent legal, accounting and consulting expenses and fair value adjustments for contingent consideration related to our acquisitions.
(d)
Non-recurring items represent expenses that are typically one-time or non-operational in nature. One-time expenses are comprised primarily of professional fees related to financing, capital structure changes and other non-recurring set-up costs related to public company operations for the current period, and IPO readiness costs for the prior period.

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

The following table presents cRPO as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Current	$164,461	$155,134
Non-current	96,519	95,354
Total	$260,980	$250,488

Impact of Acquisitions

We seek to enhance our platform, data and business through internal development and through acquisitions of and investments in businesses that broaden and strengthen our platform. In February 2022, we completed our acquisition of Analytical Wizards, Inc. This acquisition further strengthens our data platform and our business. Acquisitions can result in transaction costs, amortization expenses and other adjustments as purchase accounting requires that all assets acquired and liabilities assumed be recorded at fair value on the acquisition date. Refer to Note 3. Acquisitions in the Notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

Components of our Results of Operations

Revenue

For the three months ended March 31, 2022, we derived approximately 99% of our revenue from subscription services and the remainder from professional services. Our subscription services consist primarily of subscription fees for access to our platform. Our subscription contracts typically have a term ranging from 1 to 3 years and are non-cancellable. We typically bill for services in advance annually, and we typically require payment at the beginning of each annual period. Our subscription revenue is recognized ratably over the contract term. Our professional services revenue typically is derived from consulting services which are generally capable of being distinct and can be accounted for as separate performance obligations. Revenue related to these professional services is insignificant and is recognized at a point in time, when the performance obligations under the terms of the contract are satisfied and control has been transferred to the customer.

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

Sales and marketing. Sales and marketing expenses primarily consist of personnel costs such as salaries, bonuses, sales commissions, stock-based compensation, and other employee-related benefits for our sales and marketing teams, as well as non-personnel costs including overhead costs, technology and marketing costs. We expect that sales and marketing expenses as a percentage of revenue may increase in 2022, primarily as a result of compensation expense associated with key management-level personnel, partially offset by cost savings resulting from expected operating leverage in the business. We continue to hire additional sales and marketing personnel, enhance our digital marketing infrastructure and invest in marketing programs targeting our major vertical markets.

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

General and administrative. General and administrative expenses primarily consist of personnel costs such as salaries, bonuses, stock-based compensation, and other employee-related benefits for our executive, finance, legal, human resources, IT and operations, and administrative teams, as well as non-personnel costs including overhead costs, professional fees and other corporate expenses including expenses associated with operating as a public company. We anticipate that general and administrative costs will significantly increase relative to prior periods due to the incremental costs associated with operating as a public company, including corporate insurance costs, additional accounting and legal expenses, and additional resources associated with controls, reporting, and disclosure. Due primarily to the costs associated with operating as a public company, we expect general and administrative costs as a percentage of revenue to increase in 2022, and then stay consistent or modestly decrease thereafter, as we realize operating leverage in the business.

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

Other Expense, Net

Other expense, net consists primarily of interest expense, net and other income (expense), net.

Interest expense, net consists primarily of interest expense on our debt obligations and the amortization of debt discounts and debt issuance costs, less interest income. We expect to realize a reduction in our interest expense during 2022 over prior periods resulting from the repayment of a portion of our outstanding indebtedness with the proceeds from the IPO. We also expect that we will eventually see a reduction in our interest expense resulting from our interest rate swap agreement, though it may increase interest expense in the short-term.

Other income (expense), net consists primarily of the revaluation of tax receivable agreement liabilities and realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency. We do not have significant exposure to foreign exchange volatility and do not anticipate foreign currency transaction gains or losses to materially impact our results of operations.

Results of Operations

The following table sets forth a summary of our consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenue	$50,124	$36,936
Cost of revenue:
Cost of revenue exclusive of amortization shown below	5,950	4,196
Amortization	5,378	5,241
Total cost of revenue	11,328	9,437
Gross profit	38,796	27,499
Operating expenses:
Sales and marketing	21,293	11,743
Product development	6,850	3,794
General and administrative	10,454	4,636
Depreciation and amortization	9,874	9,446
Transaction expenses	1,310	38
Total operating expenses	49,781	29,657
Loss from operations	(10,985)	(2,158)
Other expense, net:
Foreign currency transaction (loss) gain	(101)	124
Interest expense, net	(1,884)	(8,454)
Total other expense, net	(1,985)	(8,330)
Loss before income taxes	(12,970)	(10,488)
Provision for income taxes	(87)	—
Net loss	(13,057)	(10,488)
Less: Net loss attributable to Definitive OpCo prior to the Reorganization Transactions	-	(10,488)
Less: Net loss attributable to noncontrolling interests	(4,433)	-
Net loss attributable to Definitive Healthcare Corp.	$(8,624)	$-

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

Revenue

Revenue increased $13.2 million, or 36%, in the three months ended March 31, 2022 compared with the same period in the prior year, driven by higher subscription revenue of $13.5 million. This increase was primarily due to net expansion with existing customers as well as organic addition of new customers.

Cost of Revenue

Cost of revenue increased $1.9 million, or 20%, in the three months ended March 31, 2022 compared with the same period in the prior year, primarily due to increased hosting fees, additional data subscription contracts, increases in employee benefit and insurance costs and, to a lesser extent, incremental personnel costs resulting from the acquisition of Analytical Wizards.

Operating Expenses

Operating expenses increased $20.1 million, or 68%, during the three months ended March 31, 2022 compared with the same period in the prior year. The increase was primarily due to:

•
An increase in sales and marketing expense of $9.6 million for the three months ended March 31, 2022, due primarily to increased personnel costs resulting from additional hiring, as well as increases in employee benefit and insurance costs;
•
An increase in product development expense of $3.1 million for the three months ended March 31, 2022, due primarily to increased personnel costs resulting from additional hiring and increases in employee benefit and insurance costs;
•
An increase in general and administrative expense of $5.9 million for the three months ended March 31, 2022, due primarily to increased personnel costs arising from additional hiring and increases in employee benefit and insurance costs, as well as additional accounting and legal expenses resulting from the transition to becoming a publicly traded company;

•
An increase in transaction expenses of $1.3 million for the three months ended March 31, 2022, due primarily to the acquisition of Analytical Wizards.

Other Expense, Net

Other expense, net decreased $6.3 million, or 76%, for the three months ended March 31, 2022 compared with the same period in the prior year, due to a decrease in interest expense, net for the three months ended March 31, 2022. The decrease was attributable to lower outstanding debt in 2022, as well as lower interest rates resulting from the refinancing of the Company’s debt in September of 2021.

Net loss

Net loss for the three months ended March 31, 2022 increased by $2.6 million, or 24%, compared with the same period in the prior year, which was driven by the factors described above.

Liquidity and Capital Resources

Overview

As of March 31, 2022, we had $229.8 million of cash and cash equivalents, $109.0 million of short-term investments and $75.0 million available under our revolving credit facility. Our principal sources of liquidity are cash and cash equivalents and short-term investments on hand, primarily from our IPO and follow-on offerings that occurred in September and November 2021, respectively, as well as the cash flows we generate from operations. Our principal uses of liquidity have been primarily for investment in long-term growth of the business through capital expenditures and acquisitions, as well as debt services and distributions to members of Definitive OpCo.

Definitive Healthcare Corp. is a holding company, and its sole material asset is its ownership interest in Definitive OpCo. All of our business is conducted through Definitive OpCo and its consolidated subsidiaries and affiliates, and the financial results are included in the consolidated financial statements of Definitive Healthcare Corp. Definitive Healthcare Corp. has no independent means of generating revenue. The Amended LLC Agreement provides that certain distributions will be made to cover Definitive Healthcare Corp.'s taxes and such tax distributions are also expected to be used by Definitive Healthcare Corp. to satisfy its obligations under the TRA. We have broad discretion to make distributions out of Definitive OpCo. In the event Definitive Healthcare Corp. declares any cash dividend, we expect to cause Definitive OpCo to make distributions to us, in an amount sufficient to cover such cash dividends declared by us. Deterioration in the financial condition, earnings, or cash flow of Definitive OpCo and its subsidiaries for any reason could limit or impair their ability to pay such distributions. In addition, the terms of our 2021 Credit Agreement contain covenants that may restrict DH Holdings and its subsidiaries from paying such distributions, subject to certain exceptions. Further, Definitive OpCo and Definitive Healthcare Corp. are generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Definitive OpCo and DH Holdings (with certain exceptions), as applicable, exceed the fair value of its assets. Subsidiaries of DH Holdings are generally subject to similar legal limitations on their ability to make distributions to DH Holdings.

We believe that our cash flow from operations, availability under the 2021 Credit Agreement and available cash and cash equivalents and short-term investments will be sufficient to meet our liquidity needs for at least the next twelve months. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of additional indebtedness, the issuance of additional equity, or a combination thereof. We cannot provide assurance that we will be able to obtain this additional liquidity on reasonable terms, or at all.

Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. See “Risk Factors” in our 2021 Form 10-K. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell or issue additional equity to finance such acquisitions, which could possibly result in additional expenses or dilution.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash provided by (used in):
Operating activities	$13,633	$13,527
Investing activities	(166,852)	(3,842)
Financing activities	(4,376)	(1,296)
Change in cash and cash equivalents (excluding effect of exchange rate changes)	$(157,595)	$8,389

Cash Flows provided by Operating Activities

Net cash provided by operations was $13.6 million during the three months ended March 31, 2022, primarily as a result of a net loss of $13.1 million, offset by non-cash charges of $24.5 million. The non-cash charges were primarily comprised of amortization of intangible assets of $14.7 million, equity compensation costs of $6.9 million, amortization of deferred contract costs of $1.9 million, a remeasurement of the tax receivable agreement of $0.2 million, and amortization of debt issuance costs of $0.2 million. The net change in operating assets and liabilities of $2.2 million was primarily the result of a decrease in accounts receivable of $8.5 million, an increase in deferred revenue of $6.2 million due to the timing of billings and cash received in advance of revenue recognition for subscription services, and a decrease in prepaid expenses and other assets of $0.7 million, partially offset by cash outflows resulting from $6.4 million in payments of contingent consideration arising from the Monocl acquisition, lower accounts payable, accrued expenses and other current liabilities, collectively, of $3.6 million, and an increase in deferred contract costs of $3.3 million.

Net cash provided by operations was $13.5 million during the three months ended March 31, 2021, as a result of a net loss of $10.5 million, which was offset by non-cash charges of $16.5 million and a change of $7.5 million in our operating assets and liabilities. The non-cash charges were primarily comprised of amortization of intangible assets of $14.3 million, amortization of deferred contract costs of $0.8 million, and amortization of debt issuance costs of $0.5 million. The net change in operating assets and liabilities was primarily the result of an increase in deferred revenue of $10.4 million due to the timing of billings and cash received in advance of revenue recognition for subscription services and lower accounts receivable of $4.4 million, partially offset by a decrease in accounts payable, accrued expenses and other current liabilities of $3.9 million, an increase in deferred contract costs of $2.9 million and an increase in prepaid expenses and other current assets of $0.6 million.

Cash Flows used in Investing Activities

Cash used in investing activities during the three months ended March 31, 2022 was $166.9 million, primarily driven by purchases of $109.6 million in short-term investments and $56.5 million paid to complete the purchase of Analytical Wizards (net of cash acquired).

Cash used in investing activities during the three months ended March 31, 2021 was $3.8 million, driven entirely by the purchases of property, equipment, and other assets.

Cash Flows used in Financing Activities

Cash used in financing activities during the three months ended March 31, 2022 was $4.4 million, primarily driven by repayments of the 2021 Term Loan of $1.7 million, $1.3 million in payments of deferred equity offering issuance costs, and $1.1 million in payments of contingent consideration arising from the Monocl acquisition.

Cash used in financing activities during the three months ended March 31, 2021 was $1.3 million, primarily due to repayments on the Term Loan.

Refer to Debt Obligations for additional information related to our debt obligations.

Debt Obligations

The 2021 Term Loan is for $275.0 million and has a maturity date of September 17, 2026. The 2021 Term Loan was recorded net of $3.5 million in issuance costs, which are amortized to interest expense over the term of the 2021 Term Loan using the effective interest method.

The 2021 Term Loan is subject to annual amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on the Initial Amortization Date, equal to approximately 2.5% per annum of the principal amount of the term loans in the first year and second year after the Initial Amortization Date and approximately 5.0% per annum of the principal amount of the term loans in the third year, fourth year, and fifth year after the Initial Amortization Date. A balloon payment of approximately $220.0 million will be due at the maturity of the 2021 Term Loan. There was $271.6 million outstanding on the 2021 Term Loan at March 31, 2022.

The 2021 Revolving Line of Credit is committed for $75.0 million and has a maturity date of September 17, 2026. There was no outstanding balance on the 2021 Revolving Line of Credit as of March 31, 2022.

The 2021 Credit Agreement includes certain financial covenants and the Company was compliant with its financial covenants under the 2021 Credit Agreement as of March 31, 2022 and December 31, 2021.

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

We expect that as a result of the size of the anticipated tax basis adjustment of the tangible and intangible assets of Definitive OpCo upon the exchange or redemption of LLC Units and our possible utilization of certain tax attributes, the payments that Definitive Healthcare Corp. may make under the TRA will be substantial. The payments under the TRA are not conditioned upon continued ownership of us by the exchanging holders of LLC Units. See Note 17 in our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Capital Expenditures

Capital expenditures decreased by $3.0 million to $0.8 million for the three months ended March 31, 2022 compared to $3.8 million for the same period in the prior year, primarily driven by higher capital expenditures in support of the Company’s growth in the prior year that did not repeat in the first quarter of 2022.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates including business combinations, goodwill and indefinite-lived intangible assets and income taxes, see our discussion for the year ended December 31, 2021 included in our 2021 Form 10-K. There have been no material changes to these policies or estimates as of March 31, 2022.

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

Interest Rate Risk

Our cash, cash equivalents, and short-term investments primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities and commercial paper. As of March 31, 2022, we had cash and cash equivalents of $229.8 million and short-term investments of $109.0 million.

Our operating results are subject to market risk from interest rate fluctuations on our 2021 Term Loan, which bears a variable interest rate based on the LIBO Rate or a Base Rate plus an applicable margin. In order to reduce the interest rate risk on our debt, we have entered into an interest rate swap agreement on a portion of our borrowings. As of March 31, 2022, the total principal balance outstanding was $271.6 million. Excluding the effect of the interest rate swap agreement, a hypothetical 1.0% increase or decrease in the interest rate associated with borrowings under the 2021 Credit Agreement would have resulted in an impact to interest expense of approximately $0.7 million for the three months ended March 31, 2022.

Foreign Currency Exchange Risk

To date, our sales contracts have been denominated in U.S. dollars. We have one foreign entity established in Sweden and one in India. The functional currencies of these foreign subsidiaries are the Swedish Krona and the Indian Rupee, respectively. Monetary assets and liabilities of the foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are re-measured at historical rates, and revenue and expenses are re-measured at average exchange rates in effect during each reporting period. Foreign currency transaction gains and losses are recorded to non-operating income (loss). As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2022, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

For a more detailed discussion of our risks and uncertainties, see also Item 1A – Risk Factors in our 2021 Form 10-K. There have been no material changes in our risk factors since the filing of our 2021 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the terms of the Amended LLC Agreement, holders of LLC Units have the right to exchange all or a portion of their LLC Units for newly issued shares of Class A Common Stock on a one-for-one basis. Upon any such exchange, a corresponding number of shares of Class B Common Stock held by the LLC Unit holder are cancelled.

On March 7, 2022, we issued to stockholders 356,380 shares of Class A Common Stock upon the exchange of the same number of LLC Units and the cancellation of the corresponding shares of Class B Common Stock.

On March 14, 2022, we issued to stockholders 175,676 shares of Class A Common Stock upon the exchange of the same number of LLC Units and the cancellation of the corresponding shares of Class B Common Stock.

On March 22, 2022, we issued to a stockholder 1,532 shares of Class A Common Stock upon the exchange of the same number of LLC Units and the cancellation of the corresponding shares of Class B Common Stock.

On March 28, 2022, we issued to stockholders 10,714 shares of Class A Common Stock upon the exchange of the same number of LLC Units and the cancellation of the corresponding shares of Class B Common Stock.

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

Exhibit Number	Description
31.1+*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104+	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

DEFINITIVE HEALTHCARE CORP.
Registrant

May 5, 2022	By:	/s/ Jason Krantz
Date		Name:	Jason Krantz
		Title:	Chief Executive Officer and Director

May 5, 2022	By:	/s/ Richard Booth
Date		Name:	Richard Booth
		Title:	Chief Financial Officer (Principal Financial Officer)