Form 10-Q
period 2022-06-30
Definitive Healthcare Corp.
filed 2022-08-04
CIK 1861795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 2, 2022, the number of outstanding shares of the registrant’s Class A Common Stock was 100,511,143 shares.

Definitive Healthcare Corp.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2022

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
•
“Amended LLC Agreement” refers to the second amended and restated limited liability company agreement entered into by Definitive Opco pursuant to which members have the right to exchange all or a portion of their LLC units for newly issued shares of Class A Common Stock in Definitive Healthcare Corp.
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
•
“Reorganization Transactions” refers to transactions completed in connection with the Company’s IPO as defined within Note 1 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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

For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2021, or our “2021 Form 10-K”, and Part II, Item 1A in this Quarterly Report and the other cautionary statements that are included elsewhere in this Quarterly Report and in our public filings, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Any forward-looking statement made by us speaks only as of the date on which we make it. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$228,202	$387,498
Short-term investments	118,216	—
Accounts receivable, net	31,734	43,336
Prepaid expenses and other current assets	9,591	6,518
Current portion of deferred contract costs	8,469	6,880
Total current assets	396,212	444,232
Property and equipment, net	4,760	5,069
Operating lease right-of-use assets, net	10,552	—
Other assets	3,243	8,431
Deferred contract costs, net of current portion	12,933	11,667
Investment in equity securities	—	32,675
Intangible assets, net	372,196	352,470
Goodwill	1,322,959	1,261,444
Total assets	$2,122,855	$2,115,988
Liabilities and Equity
Current liabilities:
Accounts payable	6,692	4,651
Accrued expenses and other current liabilities	14,682	22,658
Current portion of deferred revenue	88,714	83,611
Current portion of term loan	6,875	6,875
Current portion of operating lease liabilities	2,225	—
Total current liabilities	119,188	117,795
Long term liabilities:
Deferred revenue	278	412
Term loan, net of current portion	260,646	263,808
Operating lease liabilities, net of current portion	10,596	—
Tax receivable agreements liability	155,900	153,529
Deferred tax liabilities	85,596	75,888
Other long-term liabilities	1,951	1,294
Total liabilities	634,155	612,726

Equity:
Class A Common Stock, par value $0.001, 600,000,000 shares authorized, 100,484,715 and 97,030,095 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	100	97
Class B Common Stock, par value $0.00001, 65,000,000 shares authorized, 54,745,380 and 52,196,192 shares issued and outstanding, respectively, at June 30, 2022, and 58,244,627 and 55,488,221 shares issued and outstanding, respectively at December 31, 2021	—	—
Additional paid-in capital	929,842	890,724
Accumulated other comprehensive income	1,994	62
Accumulated deficit	(31,451)	(17,677)
Noncontrolling interests	588,215	630,056
Total equity	1,488,700	1,503,262
Total liabilities and equity	$2,122,855	$2,115,988

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share amounts and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$54,548	$39,821	$104,672	$76,757
Cost of revenue:
Cost of revenue exclusive of amortization	6,198	4,570	12,148	8,766
Amortization	5,580	5,299	10,958	10,540
Gross profit	42,770	29,952	81,566	57,451
Operating expenses:
Sales and marketing	23,585	12,884	44,878	24,627
Product development	8,706	4,277	15,556	8,071
General and administrative	9,392	6,375	19,846	11,011
Depreciation and amortization	10,194	9,608	20,068	19,054
Transaction and restructuring expenses	2,107	3,431	3,417	3,469
Total operating expenses	53,984	36,575	103,765	66,232
Loss from operations	(11,214)	(6,623)	(22,199)	(8,781)
Other income (expense), net:
Other income (expense), net	4,002	(100)	3,901	24
Interest expense, net	(2,580)	(8,316)	(4,464)	(16,770)
Total other income (expense), net	1,422	(8,416)	(563)	(16,746)
Net loss before income taxes	(9,792)	(15,039)	(22,762)	(25,527)
Income tax benefit	213	—	126	—
Net loss	(9,579)	(15,039)	(22,636)	(25,527)
Less: Net loss attributable to Definitive OpCo prior to the Reorganization Transactions	—	(15,039)	—	(25,527)
Less: Net loss attributable to noncontrolling interests	(4,429)	—	(8,862)	—
Net loss attributable to Definitive Healthcare Corp.	$(5,150)	$—	$(13,774)	$—
Net loss per share of Class A Common Stock:
Basic and diluted (1)	$(0.05)	N/A	$(0.14)	N/A
Weighted average Class A Common Stock outstanding:
Basic and diluted (1)	99,203,697	N/A	98,186,909	N/A

(1) Basic and diluted net loss per share of Class A Common Stock is applicable only for the periods beginning from September 15, 2021, which is the period following the IPO and related Reorganization Transactions. See Note 19 for the number of shares used in the computation of net loss per share of Class A Common Stock and the basis for the computation of net loss per share.

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(9,579)	$(15,039)	$(22,636)	$(25,527)
Other comprehensive loss:
Foreign currency translation adjustments	105	(19)	111	144
Unrealized loss on available-for-sale securities	(143)	—	(452)	—
Unrealized gain on interest rate hedging instruments	1,694	—	3,340	—
Comprehensive loss	(7,923)	(15,058)	(19,637)	(25,383)
Less: Comprehensive loss attributable to Definitive OpCo prior to the Reorganization Transactions	—	(15,058)	—	(25,383)
Less: Comprehensive loss attributable to noncontrolling interests	(3,849)	—	(7,795)	—
Comprehensive loss attributable to Definitive Healthcare Corp.	$(4,074)	$—	$(11,842)	$—

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND TOTAL EQUITY

(amounts in thousands, except share and unit amounts)

(Unaudited)

							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Amount	Stock	Amount	Capital	Deficit	Income	Interests	Equity
Balance at January 1, 2022	97,030,095	$97	58,244,627	$—	$890,724	$(17,677)	$62	$630,056	$1,503,262
Net loss	—	—	—	—	—	(8,624)	—	(4,433)	(13,057)
Other comprehensive income	—	—	—	—	—	—	856	487	1,343
Vested incentive units	—	—	—	—	(696)	—	—	696	—
Effect of LLC unit exchanges	544,302	1	(544,302)	—	5,080	—	—	(5,978)	(897)
Forfeited unvested incentive units	—	—	(33,549)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	4,377	—	—	2,495	6,872
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(258)	(258)
Balance at March 31, 2022	97,574,397	$98	57,666,776	$—	$899,485	$(26,301)	$918	$623,065	$1,497,265
Net loss	—	—	—	—	—	(5,150)	—	(4,429)	(9,579)
Other comprehensive income	—	—	—	—	—	—	1,076	580	1,656
Vested incentive units	—	—	—	—	(358)	—	—	358	—
Issuance of Class A Common Stock upon vesting of RSUs	11,729	—	—	—	45	—	—	(45)	—
Effect of LLC unit exchanges	2,898,589	2	(2,898,589)	—	24,818	—	—	(29,438)	(4,618)
Forfeited unvested incentive units	—	—	(22,807)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	5,852	—	—	3,153	9,005
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5,029)	(5,029)
Balance at June 30, 2022	100,484,715	$100	54,745,380	$—	$929,842	$(31,451)	$1,994	$588,215	$1,488,700

		Accumulated
		Other	Total
	Members'	Comprehensive	Members'
	Equity	(Loss) Income	Equity
Balance at January 1, 2021	$1,195,694	$(131)	$1,195,563
Net loss prior to Reorganization Transactions	(10,488)	—	(10,488)
Other comprehensive income (loss) prior to Reorganization Transactions	—	163	163
Equity-based compensation	406	—	406
Balance at March 31, 2021	$1,185,612	$32	$1,185,644
Net loss prior to Reorganization Transactions	(15,039)	—	(15,039)
Other comprehensive income (loss) prior to Reorganization Transactions	—	(19)	(19)
Equity-based compensation	1,615	—	1,615
Members' contributions prior to Reorganization Transactions	5,500	—	5,500
Distributions to members prior to Reorganization Transactions	(3,328)	—	(3,328)
Balance at June 30, 2021	$1,174,360	$13	$1,174,373

See notes to condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows provided by operating activities:
Net loss	$(22,636)	$(25,527)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,252	741
Amortization of intangible assets	29,774	28,853
Amortization of deferred contract costs	3,991	1,902
Equity-based compensation	15,877	2,021
Amortization of debt issuance costs	351	1,047
Allowance for doubtful accounts	6	(105)
Non-cash restructuring charges related to office leases	1,023	—
Tax receivable agreement remeasurement	(3,143)	—
Changes in fair value of contingent consideration	—	3,381
Deferred income taxes	(164)	—
Changes in operating assets and liabilities:
Accounts receivable	15,270	10,476
Prepaid expenses and other current assets	1,319	(614)
Deferred contract costs	(6,846)	(6,042)
Contingent consideration	(6,400)	—
Accounts payable, accrued expenses and other current liabilities	(2,238)	(2,119)
Deferred revenue	1,678	7,927
Net cash provided by operating activities	29,114	21,941
Cash flows used in investing activities:
Purchases of property, equipment and other assets	(1,577)	(5,222)
Purchases of short-term investments	(162,957)	—
Maturities of short-term investments	44,000	—
Cash paid for acquisitions, net of cash acquired	(56,499)	—
Net cash used in investing activities	(177,033)	(5,222)
Cash flows used in financing activities:
Repayments of term loans	(3,438)	(2,340)
Payment of contingent consideration	(1,100)	(1,500)
Payments of equity offering issuance costs	(1,299)	(1,394)
Member contributions	—	5,500
Member distributions	(5,287)	(3,328)
Net cash used in financing activities	(11,124)	(3,062)
Net (decrease) increase in cash and cash equivalents	(159,043)	13,657
Effect of exchange rate changes on cash and cash equivalents	(253)	7
Cash and cash equivalents, beginning of period	387,498	24,774
Cash and cash equivalents, end of period	$228,202	$38,438
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$4,350	$15,972
Income taxes	$—	$13
Acquisitions:
Net assets acquired, net of cash acquired	$97,499	$—
Initial cash investment in prior year	(40,000)	—
Contingent consideration	(1,000)	—
Net cash paid for acquisitions	$56,499	$—
Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accrued expenses	$3,500	$—
Supplemental disclosure of non-cash financing activities:
Unpaid public offering costs included in accrued expenses	$—	$2,426

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

Definitive Healthcare Corp., through its operating subsidiary, Definitive OpCo, provides comprehensive and up-to-date hospital and healthcare-related information and insight across the entire healthcare continuum via a multi-tenant software-as-a-service (“SaaS”) platform which combines proprietary and public sources to deliver insights. The Company is headquartered in Framingham, MA.

Organization

Definitive Healthcare Corp. was formed on May 5, 2021 as a Delaware corporation to facilitate an initial public offering (“IPO”) and other related transactions to carry on the business of Definitive OpCo. Following consummation of the Reorganization Transactions, Definitive OpCo became an indirect subsidiary of Definitive Healthcare Corp.

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

Following the Reorganization Transactions, Definitive Healthcare Corp. became a holding company, with its sole material asset being a controlling equity interest in Definitive OpCo. Definitive Healthcare Corp. operates and controls all of the business and affairs of Definitive OpCo, and through Definitive OpCo and its subsidiaries, conducts its business. Accordingly, Definitive Healthcare Corp. consolidates the financial results of Definitive OpCo and reports the noncontrolling interests of unexchanged LLC Unit holders on its condensed consolidated financial statements.

In connection with the Reorganization Transactions and the IPO, Definitive Healthcare Corp entered into a tax receivable agreement. See Note 18. Income Taxes.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with rules applicable to quarterly financial information. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative nongovernmental GAAP as found in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 are unaudited. Amounts for the period from January 1, 2021 through June 30, 2021 presented in the condensed consolidated financial statements and notes to the condensed consolidated financial statements herein represent the historical operations of Definitive OpCo. The amounts as of June 30, 2022 and December 31, 2021 and for the period from January 1, 2022 through June 30, 2022 reflect the consolidated operations of Definitive Healthcare Corp. and its consolidated subsidiaries. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements for these interim periods have been included.

Refer to Note 2 below and to Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for the Company’s significant accounting policies and estimates.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, revenue recognition, allowance for doubtful accounts, contingencies, valuations and useful lives of intangible assets acquired in business combinations, equity-based compensation, and income taxes. Actual results could differ from those estimates.

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

Adoption of Recently Issued Financial Accounting Standards

In October 2021, the FASB issued ASU No. 2021-08—Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This new accounting standard requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606—Revenue from Contracts with Customers. The standard requires the acquirer to recognize contract assets and contract liabilities at the same amounts recorded by the acquiree. The new accounting guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this new accounting guidance effective January 1, 2022. In connection with the acquisition of Analytical Wizards completed in the first quarter of 2022, the Company recorded contract liabilities of $3.4 million. Refer to Note 3. Acquisitions for further details.

In December 2019, the FASB issued ASU No. 2019-12—Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. This standard removes certain exceptions for investments, intra-period allocations and interim tax calculations and adds guidance to reduce complexity in accounting for income taxes. The amendment is effective for fiscal years beginning after December 15, 2021. The Company adopted this new accounting guidance effective January 1, 2022, but the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

The Company adopted ASU No. 2016-02—Leases effective January 1, 2022 using the modified retrospective transition method. Prior period results will continue to be presented under ASC 840 as it was the accounting standard in effect for such periods. The Company elected to apply the package of practical expedients that allows entities to forgo reassessing at the transition date: (1) whether any expired or existing contracts are or contain leases; (2) lease classification for any expired or existing leases; and (3) whether unamortized initial direct costs for existing leases meet the definition of initial direct costs under the new guidance. The Company did not elect the hindsight practical expedient. The Company elected to use the practical expedient that allows the combination of lease and non-lease contract components in all of its underlying asset categories. Finally, the Company also elected a policy of not recording leases on its condensed consolidated balance sheets when the leases have a term of 12 months or less and the Company is not reasonably certain to elect an option to renew the leased asset. Due to the adoption of this guidance, the Company recognized operating right-of-use assets of $12.7 million and operating lease liabilities of $14.0 million as of the date of adoption. The difference between the right-of-use assets and lease liabilities on the accompanying condensed consolidated balance sheet is primarily due to the accrual for lease payments as a result of straight-line lease expense and unamortized tenant incentive liability balances. The Company did not have any impact to opening retained earnings as a result of the adoption of the guidance. The adoption of this new guidance did not have a material impact on the Company’s results of operations, comprehensive loss, cash flows, liquidity or the Company’s covenant compliance under its existing credit agreement.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

3. Acquisitions

On December 22, 2021, Definitive Healthcare, LLC (“DH, LLC”), an indirect wholly owned subsidiary of Definitive Healthcare Corp. made a $40.0 million investment in Analytical Wizards Inc. (“AW” or “Analytical Wizards”), a privately held company. Analytical Wizards automates complex analytic models using tools that expedite efficient big data mining through artificial intelligence ("A.I.") and machine learning ("M.L.") to uncover deep insights. In the transaction the Company purchased Series B Convertible Preferred Stock of AW (“Series B Preferred Stock”), representing 35% ownership of AW, and an option to acquire the remaining 65% ownership (the "Purchase Option") for $65.0 million. As of December 31, 2021, the Company determined it did not have a controlling financial interest in AW at transaction close as the Company did not have the right to control the governing body of AW or have control through other contractual rights. At December 31, 2021, because the Series B Preferred Stock and the Purchase Option did not have readily determinable fair values, the Company elected to apply the measurement alternative and adjust the carrying value of the investments in AW for impairments and observable prices in identical or similar equity securities of AW. The Company paid $40.0 million for the Series B Preferred Stock and Purchase Option, which was allocated on a relative fair value basis such that the Series B Preferred Stock and Purchase Option had carrying values of $32.7 million and $7.3 million at the time of the transaction, respectively. The Series B Preferred Stock was recorded in Investments in equity securities and the Purchase Option was recorded in Other assets in the accompanying condensed consolidated balance sheet as of December 31, 2021.

On February 18, 2022, the Company purchased the remaining 65% of AW’s equity for $65.0 million, net of cash acquired and an estimated working capital adjustment and other customary purchase price adjustments (the “AW acquisition”). The Company’s previously held investment and Purchase Option were remeasured at fair value as of the date the Purchase Option was exercised. The remeasurement had an immaterial impact on the condensed consolidated statements of operations for the three months ended March 31, 2022. The Company has included the financial results of Analytical Wizards in the condensed consolidated financial statements from February 18, 2022, the date of acquisition.

Upon the consummation of the acquisition, AW became an indirect wholly owned subsidiary of Definitive Healthcare Corp. The total consideration for the initial investment and subsequent exercise of the Purchase Option was $99.4 million, consisting of $40.0 million for the initial investment paid in December 2021, approximately $58.6 million of cash paid at closing, $0.2 million reimbursement from sellers for working capital adjustments, and up to $5.0 million of contingent consideration, initially valued at $1.0 million. The contingent consideration, which relates to earn-out payments that may be paid out, subject to meeting certain expense control metrics during the two-year period following the closing of the AW acquisition, has an estimated fair value of $1.0 million as of the acquisition date. Pursuant to the Stock Purchase Agreement governing the AW acquisition, $10.0 million of the consideration was deposited into an escrow account to secure certain indemnification claims of DH, LLC. The assets acquired and liabilities assumed were recorded at their estimated preliminary fair values and the results of operations were included in the Company’s condensed consolidated results as of the acquisition date.

The consideration transferred for the transaction is summarized as follows:

(in thousands)
Initial cash investment in December 2021	$40,000
Cash consideration paid at closing	58,645
Working capital adjustment	(202)
Contingent consideration	1,000
Purchase price	$99,443

The contingent consideration is based on the achievement of certain expense control metrics during the two-year period following the acquisition date, with potential earn-out payouts ranging from $0 to $5.0 million. The Company estimated the fair value of the contingent consideration to be $1.0 million as of February 18, 2022, based on the estimated achievement of the expense control metrics, time to payment and market participant cost of debt. The contingent consideration was recorded in Other long-term liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2022. Refer to Note 12. Fair Value Measurements.

The purchase price allocations for the AW acquisition are provisional and are based on the information that was available as of the acquisition date to estimate the fair values of assets acquired and liabilities assumed. The purchase price allocations for this acquisition, reported as of June 30, 2022, represent the Company’s best estimates of the fair values and were based upon the information available to us. The Company is gathering and reviewing additional information necessary to finalize the values assigned to the acquired assets and liabilities assumed, as well as acquired identified intangible assets and goodwill. Therefore, the provisional measurements of fair values reported as of June 30, 2022 are subject to change. The Company is expected to finalize the purchase price allocations as soon as practicable, but no later than one year from the respective acquisition date. The preliminary allocation of the acquisition-date fair values of assets and liabilities pertaining to this business combination as of February 18, 2022, was as follows:

(in thousands)
Preliminary allocation:	February 18, 2022
Cash	$2,146
Accounts receivable	3,525
Prepaid expenses and other current assets	640
Property and equipment	134
Intangible assets	46,000
Right-of-use asset, operating leases	832
Other assets	703
Accounts payable and accrued expenses	(821)
Deferred revenue	(3,365)
Right-of-use liability, operating leases	(832)
Deferred taxes	(10,135)
Other liabilities	(900)
Total assets acquired and liabilities assumed	37,927
Goodwill	61,516
Purchase price	$99,443

As a result of the AW acquisition, the Company recorded goodwill, customer relationships, developed software, and tradename of $61.5 million, $39.4 million, $6.1 million, and $0.5 million, respectively, as of the acquisition date. The goodwill recognized includes the fair value of the assembled workforce, which is not recognized as an intangible asset separable from goodwill, and any expected synergies gained through the acquisition. The Company determined that the goodwill resulting from the acquisition is not deductible for tax purposes. All goodwill has been allocated to the Company’s one reportable segment.

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

The developed software represents AW’s two modules. Passport Promotional Analytics helps customers to optimize internal investment and business management by focusing on driving incremental efficiencies in sales, cost management, profit optimization, and productive gains. Passport Planning and Performance helps customers to analyze large data sets in order to proactively predict business outcomes. The Company used the income approach, specifically the relief-from-royalty method, to determine the value of developed software. Significant assumptions include forecast of royalty rate, tax rate, and discount rate. The developed software was valued at $6.1 million and is amortized using the straight-line method over the estimated remaining useful life of 6 years.

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

In connection with the acquisition, the Company recognized acquisition related costs of $1.2 million which were recorded within transaction expenses in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2022.

During the six months ended June 30, 2022 and 2021, AW’s post-acquisition revenue and net loss on a standalone basis were not material.

Unaudited Pro Forma Supplementary Data as if the transaction had occurred on January 1, 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021
Revenue	$106,149	$81,765
Net loss	(22,136)	(26,582)

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the acquisition actually taken place on January 1, 2021. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the acquisition.

4. Revenue

The Company disaggregates revenue from its arrangements with customers by type of service as it believes these categories best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following table represents a disaggregation of revenue from arrangements with customers for the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Platform subscriptions	$53,211	$39,400	$102,980	$75,765
Professional services	1,337	421	1,692	992
Total revenue	$54,548	$39,821	$104,672	$76,757

The opening and closing balances of the Company’s receivables, deferred contract costs and contract liabilities from contracts with customers are as follows:

(in thousands)	June 30, 2022	December 31, 2021
Accounts receivable, net	$31,734	$43,336
Deferred contract costs, current portion	8,469	6,880
Deferred contract costs, long-term	12,933	11,667
Deferred revenues	88,992	84,023

Deferred Contract Costs

A summary of the activity impacting the deferred contract costs for the six months ended June 30, 2022 and the year ended December 31, 2021 is presented below:

(in thousands)	Six Months Ended June 30, 2022	Twelve Months Ended December 31, 2021
Balance at beginning of period	$18,547	$8,899
Costs amortized	(3,991)	(4,792)
Additional amounts deferred	6,846	14,440
Balance at end of period	21,402	18,547
Classified as:
Current	8,469	6,880
Non-current	12,933	11,667
Total deferred contract costs (deferred commissions)	$21,402	$18,547

Contract Liabilities

A summary of the activity impacting deferred revenue balances during the six months ended June 30, 2022 and for the year ended December 31, 2021 is presented below:

(in thousands)	Six Months Ended June 30, 2022	Twelve Months Ended December 31, 2021
Balance at beginning of period	$84,023	$61,200
Revenue recognized	(104,672)	(166,154)
Additional amounts deferred	109,641	188,977
Balance at end of period	$88,992	$84,023

Remaining Performance Obligations

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 64% of the revenue within the next year and the remainder thereafter.

The remaining performance obligations consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Current	$163,304	$155,134
Non-current	93,307	95,354
Total	$256,611	$250,488

5. Leases

The Company leases real estate in the form of office space facilities. Generally, the term for real estate leases ranges from 1 to 9 years at inception of the contract. Some real estate leases include options to renew that can extend the original term by 5 to 10 years.

Operating lease costs are allocated according to headcount to cost of revenue, sales and marketing, product development and general and administrative expenses in the condensed consolidated statements of operations. As of June 30, 2022, the Company does not have any finance leases.

During the quarter ended March 31, 2022, the Company gave notice of its intent to extend one of its office lease facilities for an additional five-year period and the extension was accounted for as a lease modification under ASC 842. Accordingly, the Company recorded a right-of-use asset and corresponding operating lease liability of $6.0 million, which represented the present value of the expected future minimum lease payments. During the quarter ended June 30, 2022, the Company’s executive leadership team approved a program to exit the office lease facility and signed an agreement with the landlord to withdraw the Company’s exercise of the option to extend. As a result, the lease will terminate on December 31, 2022. This was accounted for as a lease modification under ASC 842 and the Company reduced the right-of-use asset by $6.0 million in the second quarter of 2022. The Company ceased use of the office facility during the quarter and accordingly recorded an impairment charge of $0.7 million, which represented the remaining carrying value of the right-of-use asset as of June 30, 2022.

Also during the second quarter of 2022, the Company executed a plan to exit one of its office facilities by exercising an early termination clause, which was accounted for as a lease modification under ASC 842. The Company ceased use of the office facility during the quarter and accordingly recorded a $0.2 million impairment charge, which represented the remaining carrying value of the right-of-use asset.

The Company recorded the following lease costs for the three and six months ended June 30, 2022:

(in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Lease Cost
Capitalized operating lease cost	$888	$1,723
Variable lease cost	—	1
Total lease cost	$888	$1,724

(in thousands)
Supplemental Cash Flow and Other Information
Cash paid for amounts included in measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$1,544

Right-of-use assets obtained in exchange for lease liabilities:
Capitalized operating leases	$803

Lease term and discount rate consisted of the following at June 30, 2022:

June 30, 2022
Weighted-average remaining lease term (in years):
Capitalized operating leases	6.03

Weighted-average discount rate:
Capitalized operating leases	4.2%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed consolidated balance sheets as of June 30, 2022.

(in thousands)	Capitalized Operating Lease
2022, excluding the six months ended June 30, 2022	$1,608
2023	1,898
2024	2,353
2025	2,147
2026	2,071
Thereafter	4,488
$14,565

Imputed interest	1,744
Lease liability balance at June 30, 2022	$12,821

Future aggregate minimum annual lease payments as of December 31, 2021 reported in our 2021 Form 10-K under the previous lease accounting standard were as follows:

(in thousands)	Operating Lease
2022	$3,120
2023	1,895
2024	2,282
2025	2,174
2026	2,165
Thereafter	4,805
$16,441

Total rent expense, which was allocated according to headcount to cost of revenue, sales and marketing, product development and general and administrative expenses in the condensed consolidated statements of operations, was $0.7 million in the three months ended June 30, 2022 and 2021 and $1.5 million and $1.3 million in the six months ended June 30, 2022 and 2021, respectively.

6. Short-term Investments

Short-term investments classified as available-for-sale consisted of the following:

	June 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
US Treasuries	$60,233	$—	$(339)	$59,894
Commercial paper	58,434	—	(112)	58,322
Total short-term investments	$118,667	$—	$(451)	$118,216

All short-term investments had stated maturity dates of less than one year.

7. Accounts Receivable

Accounts receivable consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Accounts receivable	$31,839	$44,303
Unbilled receivable	1,080	430
	32,919	44,733
Less: allowance for doubtful accounts	(1,185)	(1,397)
Accounts receivable, net	$31,734	$43,336

8. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Computers and software	$5,306	$4,744
Furniture and equipment	1,653	1,580
Leasehold improvements	2,798	3,348
	9,757	9,672
Less: accumulated depreciation and amortization	(4,997)	(4,603)
Property and equipment, net	$4,760	$5,069

Depreciation and amortization expense associated with property and equipment was $0.8 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively, and $1.3 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively. During the three and six months ended June 30, 2022, in relation to our office relocations, the Company recorded an impairment charge of $1.0 million, comprised of $0.9 million relating to the operating lease right-of-use assets, and $0.1 million relating to the leasehold improvements. The Company also recorded accelerated depreciation of computer equipment of $0.2 million. These charges were recognized within Transaction and restructuring expenses in the Company’s condensed consolidated statements of operations. In connection with the office relocations, the Company disposed of $1.0 million of fully-depreciated property and equipment in the second quarter of 2022.

9. Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets, as of June 30, 2022 and December 31, 2021, consist of the following:

	June 30, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$409,430	$(110,696)	$298,734
Developed technologies	57,200	(21,453)	35,747
Tradenames	36,000	(6,096)	29,904
Database	46,580	(38,769)	7,811
Total finite-lived intangible assets	549,210	(177,014)	372,196
Goodwill	1,322,959	—	1,322,959
Total goodwill and Intangible assets	$1,872,169	$(177,014)	$1,695,155

	December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$370,030	$(92,942)	$277,088
Developed technologies	51,100	(17,475)	33,625
Tradenames	35,500	(5,034)	30,466
Database	43,080	(31,789)	11,291
Total finite-lived intangible assets	499,710	(147,240)	352,470
Goodwill	1,261,444	—	1,261,444
Total goodwill and Intangible assets	$1,761,154	$(147,240)	$1,613,914

Amortization expense associated with finite-lived intangible assets was $15.1 million and $14.5 million for the three months ended June 30, 2022 and 2021, respectively, of which $5.6 million and $5.3 million was included in cost of revenue for the respective periods. Amortization expense associated with finite-lived intangible assets was $29.8 million and $28.8 million for the six months ended June 30, 2022 and 2021, respectively, of which $11.0 million and $10.5 million was included in cost of revenue for the respective periods.

Estimated total intangible amortization expense during the next five years and thereafter is as follows:

(in thousands)
2022, excluding the six months ended June 30, 2022	$25,520
2023	48,216
2024	45,369
2025	41,419
2026	34,878
Thereafter	176,794
Total	$372,196

The carrying amount of goodwill increased by $61.5 million during the six months ended June 30, 2022 as a result of the of AW acquisition (Note 3).

The Company determined it had one reporting unit. There was no impairment of goodwill in the six months ended June 30, 2022 or 2021.

10. Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to risks from changes in interest rates related to the 2021 Term Loan (See Note 11. Long-Term Debt). The Company uses derivative financial instruments, specifically, interest rate swap contracts, in order to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Our primary objective in holding derivatives is to reduce the volatility of cash flows associated with changes in interest rates. The Company does not enter into derivative transactions for speculative or trading purposes.

Cash Flow Hedges of Interest Rate Risk

In March of 2022, the Company entered into two interest rate swap agreements. As of June 30, 2022, the two outstanding interest rate swap agreements each had a notional value of $67.5 million. The Company has not recorded any amounts due to ineffectiveness for the six months ended June 30, 2022. The notional value of each interest rate swap agreement is expected to match the corresponding principal amount of a portion of our borrowings under the 2021 Term Loan. The swap agreements became effective as of March 31, 2022 and mature on March 31, 2025. During this period, the two notional amounts will have fixed interest rates of 2.0135% and 2.012%, and the counterparties to each of the agreements will pay the Company interest at a floating rate based on the one-month USD-LIBOR swap rate on the notional amounts. Interest payments will be made monthly on a net settlement basis.

The derivative interest rate swaps are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in accumulated other comprehensive income (“AOCI”) on our Condensed Consolidated Balance Sheets and reclassified to interest expense, net, when the underlying transaction has an impact on earnings. The Company expects to recognize approximately $1.5 million of net pre-tax gains from accumulated other comprehensive income as a reduction of interest expense in the next twelve months associated with its interest rate swap. The Company recognizes derivative instruments and hedging activities on a gross basis as either assets or liabilities on the Company’s Condensed Consolidated Balance Sheets and measures them at fair value. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions.

The fair values of the interest rate swaps and their respective locations in our condensed consolidated balance sheets at June 30, 2022 were as follows:

(in thousands)
Description	Balance Sheet Location	June 30, 2022
Short-term derivative asset	Prepaid expenses and other current assets	$1,453
Long-term derivative asset	Other assets	1,887

11. Long-Term Debt

Long-term debt consisted of the following as of June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$269,844	$(2,323)	$267,521
Less: current portion of long-term debt			6,875
Long-term debt			$260,646

	December 31, 2021
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$273,282	$(2,599)	$270,683
Less: current portion of long-term debt			6,875
Long-term debt			$263,808

During the six months ended June 30, 2022, the Company repaid $3.4 million in outstanding principal of the 2021 Term Loan, and related accrued interest payable of $3.9 million.

2021 Credit Agreement

In September 2021, DH Holdings entered into a credit agreement (the "2021 Credit Agreement") with Bank of America, N.A., as administrative agent, the other lenders party thereto and the other parties specified therein. The 2021 Credit Agreement provides for (i) a $275.0 million term loan A facility (the "2021 Term Loan") and (ii) a $75.0 million revolving credit facility (the "2021 Revolving Line of Credit" and, together with the 2021 Term Loan, collectively, the "2021 Credit Facilities"), the proceeds of which were used to repay a portion of the indebtedness outstanding under a previous credit agreement. Both the 2021 Term Loan and the 2021 Revolving Line of Credit mature on September 17, 2026. The 2021 Credit Facilities include customary affirmative, negative and financial covenants. The 2021 Credit Facilities are guaranteed by all of DH Holdings' wholly-owned domestic restricted subsidiaries and AIDH Buyer, a Delaware limited liability company and the direct parent company of DH Holdings, in each case, subject to customary exceptions, and are secured by a lien on substantially all of the assets of DH Holdings and the guarantors, including a pledge of the equity of DH Holdings, in each case, subject to customary exceptions.

The 2021 Term Loan is subject to annual amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on December 31, 2021 (the "Initial Amortization Date"), equal to approximately 2.5% per annum of the principal amount of the term loans in the first year and second year after the Initial Amortization Date and approximately 5.0% per annum of the principal amount of the term loans in the third year, fourth year and fifth year after the Initial Amortization Date. A balloon payment of approximately $220.0 million will be due at the maturity of the 2021 Term Loan. There was $269.8 million outstanding on the 2021 Term Loan at June 30, 2022.

DH Holdings is required to pay the lenders under the 2021 Credit Agreement an unused commitment fee of between 0.25% and 0.30% per annum on the undrawn commitments under the 2021 Revolving Line of Credit, depending on the total net leverage ratio, quarterly in arrears. The expense is included in interest expense in the statements of operations. There was no outstanding balance on the 2021 Revolving Line of Credit at June 30, 2022.

For both the 2021 Term Loan and 2021 Revolving Line of Credit, DH Holdings may elect from several interest rate options based on the LIBO Rate or the Base Rate plus an applicable margin. The applicable margin will be based on the total leverage ratio beginning in the fiscal year ended December 31, 2022. As of June 30, 2022, the effective interest rate was 3.92%.

In connection with the 2021 Credit Agreement, the Company capitalized financing costs totaling $3.5 million, $2.8 million for the 2021 Term Loan facility and $0.8 million for the 2021 Revolving Line of Credit. The financing costs associated with the 2021 Term Loan facility are recorded as a contra-debt balance in Term loan, net of current portion in the condensed consolidated balance sheets and are amortized over the remaining life of the loan using the effective interest method. The financing costs associated with the 2021 Revolving Line of Credit are recorded in Other assets in the condensed consolidated balance sheet are amortized over the life of the arrangement. At June 30, 2022, the unamortized financing costs were $0.6 million.

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

Debt

The Company’s short- and long-term debt are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The carrying values and estimated fair values of the Company’s short- and long-term debt approximate their carrying values as of June 30, 2022 and December 31, 2021, based on interest rates currently available to the Company for similar borrowings.

Money market funds (included in cash and cash equivalents)

Money market funds are recorded at fair value using quoted market prices in active markets and are classified as Level 1 in the fair value hierarchy.

Short-term investments

The Company utilizes a third-party pricing service for the valuation of its short-term investments. U.S. treasuries consist of short-term treasury bills that are recorded at fair value using market information obtained from dealers and brokers and classified in Level 2 of the fair value hierarchy. Commercial paper is carried at fair value, which is determined using a market yield curve-based approach based on observable inputs. Commercial paper is classified as Level 2 in the fair value hierarchy.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of its derivatives held as of June 30, 2022 were classified as Level 2 in the fair value hierarchy.

Contingent consideration

The deferred consideration that resulted from the acquisition of Analytical Wizards in the first quarter of 2022, which is subject to the meeting of certain expense control metrics during the two-year period following the AW acquisition, is measured at fair value on a recurring basis. The fair value was estimated based on the present value of the amount expected to be paid at the end of the measurement period. At June 30, 2022, the fair value of the contingent consideration was estimated to be $1.0 million and is included in other long-term liabilities on the condensed consolidated balance sheet.

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

Earnout liabilities are classified within Level 3 in the fair value hierarchy because the methodology used to develop the estimated fair value includes significant unobservable inputs reflecting management’s own assumptions. The table below presents a reconciliation of earnout liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	June 30, 2022	December 31, 2021
Balance at beginning of period	$7,500	$5,236
Additions	1,000	—
Net change in fair value and other adjustments	—	3,764
Payments	(7,500)	(1,500)
Balance at end of period	$1,000	$7,500

Non-recurring fair value measurements

Certain assets and liabilities, including property, plant and equipment, lease right-of-use assets, goodwill and other intangible assets, are measured at fair value on a non-recurring basis. These assets are remeasured when the derived fair value is below the carrying value on the Company’s condensed consolidated balance sheet. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. When impairment has occurred, the Company measures the required charges and adjusts the carrying value as discussed in Note 2. Summary of Significant Accounting Policies of the notes to the consolidated financial statements in the Company’s 2021 Form 10-K.

During the three and six months ended June 30, 2022, in relation to our office relocations, the Company recorded an impairment charge of $1.0 million, comprised of $0.9 million relating to the operating lease right-of-use assets, and $0.1 million relating to the leasehold improvements. The fair value determination was based on valuation techniques using the best information available and included comparable market information and discounted cash flow projections.

At June 30, 2022, additional assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$432	$432	$—	$—
Commercial paper (maturities less than 90 days)	7,990	—	7,990	—
Short-term investments:
U.S. Treasuries	59,894	—	59,894	—
Commercial paper	58,322	—	58,322	—
Prepaid expenses and other current assets:
Interest rate swap contracts	1,453	—	1,453	—
Other Assets:
Interest rate swap contracts	1,887	—	1,887	—
Liabilities:
Other long-term liabilities:
Contingent consideration	1,000	—	—	1,000

At December 31, 2021, except for the contingent consideration noted above, the estimated fair values of all of the Company’s financial assets and liabilities subject to the three-level fair value hierarchy approximated their carrying values due to their short-term maturities (less than 12 months).

13. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Payroll and payroll-related	$7,403	$10,311
Contingent consideration, current	—	7,500
Sales, franchise and other taxes	3,133	1,785
Other	4,146	3,062
Accrued expenses and other current liabilities	$14,682	$22,658

14. Noncontrolling Interest

Definitive Healthcare Corp. operates and controls all of the business and affairs of Definitive OpCo, and through Definitive OpCo and its subsidiaries, conducts its business. Accordingly, Definitive Healthcare Corp. consolidates the financial results of Definitive OpCo, and reports the noncontrolling interests of its consolidated subsidiaries on its condensed consolidated financial statements based on the Definitive OpCo Units held by Continuing LLC Members. Changes in Definitive Healthcare Corp.'s ownership interest in its consolidated subsidiaries are accounted for as equity transactions. As such, future redemptions or direct exchanges of Definitive OpCo Units by Continuing LLC Members will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interests and increase or decrease additional paid-in capital in the Company’s Condensed Consolidated Balance Sheets.

During the six months ended June 30, 2022, 3,442,891 Definitive OpCo Units held by Continuing LLC Members were exchanged for shares of Class A Common Stock of Definitive Healthcare Corp. pursuant to the terms of the Amended LLC Agreement. In addition, 11,729 restricted stock units vested, resulting in the issuance of 11,729 shares of Class A Common Stock of Definitive Healthcare Corp., for which Definitive OpCo Units were issued on a one-for-one basis pursuant to the Definitive OpCo second amended and restated limited liability company agreement entered into in connection with the IPO.

As of June 30, 2022, Definitive Healthcare Corp. held 100,484,715 units in the Definitive OpCo resulting in an ownership interest of 65.8% and a noncontrolling interest of 34.2%.

15. Accumulated Other Comprehensive Loss

The following table summarize the changes in accumulated balances of other comprehensive loss for the three and six months ended June 30, 2022 and 2021, respectively.

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
(in thousands)	Unrealized Gains on Cash Flow Hedges	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Total	Unrealized Gains on Cash Flow Hedges	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$1,049	$(197)	$66	$918	$—	$—	$62	$62
Other comprehensive income (loss) before reclassifications	825	(93)	68	800	1,874	(290)	72	1,656
Amounts reclassified from AOCI	276	—	—	276	276	—	—	276
Ending balance at June 30, 2022	$2,150	$(290)	$134	$1,994	$2,150	$(290)	$134	$1,994

	Three months ended June 30, 2021				Six months ended June 30, 2021
(in thousands)	Unrealized Gains on Cash Flow Hedges	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Total	Unrealized Gains on Cash Flow Hedges	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$—	$—	$32	$32	$—	$—	$(131)	$(131)
Other comprehensive income (loss)	—	—	(19)	(19)	—	—	144	144
Ending balance at June 30, 2021	$––	$––	$13	$13	$––	$––	$13	$13

16. Equity-Based Compensation

Equity-based compensation expense is allocated to all departments based on the recipients of the compensation. A summary of the expense by line item in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, respectively, is provided in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$230	$16	$462	$31
Sales and marketing	5,056	139	8,802	241
Product development	1,841	78	3,130	154
General and administrative	1,878	1,382	3,483	1,595
Total compensation expense	$9,005	$1,615	$15,877	$2,021

2021 Equity Incentive Plan

The Definitive Healthcare Corp. 2021 Equity Incentive Plan (the “2021 Plan”) was adopted in September 2021. The types of grants available under the 2021 Plan include stock options (both incentive and non-qualified), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), and stock-based awards.

The aggregate number of shares of Class A Common Stock available for grant under the 2021 Plan was 5,214,689 shares at June 30, 2022. As of June 30, 2022, 3,774,350 shares have been granted under the 2021 Plan, net of forfeitures. The outstanding RSUs have time-based and/or performance-based vesting criteria.

Time-Based RSUs

Outstanding time-based RSUs generally vest partially on the one-year anniversary of each grant and quarterly over the subsequent two- or three-year period. The following table summarizes the Company’s unvested time-based RSU activity for the six months ended June 30, 2022:

	Time-Based RSUs
		Weighted
	Restricted	Average Grant
	Stock Units	Date Fair Value
Unvested at December 31, 2021	1,935,899	$32.59
Granted	1,659,216	22.74
Vested	(11,729)	17.11
Forfeited	(100,857)	26.65
Unvested at June 30, 2022	3,482,529	$28.12

The Company recognized $7.0 million and $12.1 million in stock-based compensation expense associated with time-based RSUs in the three and six months ended June 30, 2022, respectively. Total unrecognized expense for these awards was estimated to be $81.6 million at June 30, 2022, to be recognized over a weighted-average period of approximately 2.9 years.

Performance-Based RSUs (“PSUs”)

The Company periodically grants PSUs to certain members of the Company’s senior management team subject to the satisfaction of annual and cumulative performance conditions and/or market conditions established by the Human Capital Management and Compensation Committee of the Board of Directors of Definitive Healthcare Corp. Those PSUs without market-based vesting conditions vest annually over three years subject to the achievement of certain performance targets and continued service. Expense for these awards is recognized when it becomes probable that performance measures triggering vesting will be achieved.

In May 2022, the Company granted PSUs to a member of the executive leadership team with performance criteria related to the relative ranking of the total stockholder return (“TSR”) of the Company’s common stock for the cumulative three-year performance period return relative to the TSR of certain peer companies within the Nasdaq Software & Services Index. TSR will be measured based on the 20-trading-day average closing stock price on the first day of the performance period compared to the 20-trading-day average closing stock price on the last day of such period, inclusive of applicable cash dividend payments. These PSUs subject to the performance criteria will cliff vest after three years, subject to the satisfaction of the performance criteria and the executive’s continued employment through the performance period. PSUs may vest in a range between 0% and 300%, based on the satisfaction of performance, and no shares will be issued if the minimum applicable performance metric is not achieved. As these PSUs vest based on the achievement of market conditions, the grant date fair values were determined using a Monte-Carlo valuation model. The Monte-Carlo valuation model considered a variety of potential future share prices for the Company as well as its peer companies in the selected market index. Expense for these awards is recognized ratably over the requisite service period based on the fair value of the award.

The following table summarizes the Company’s unvested PSU activity for the six months ended June 30, 2022.

	Performance-Based PSUs
		Weighted
	Restricted	Average Grant
	Stock Units	Date Fair Value
Unvested at December 31, 2021	164,351	$27.00
Granted	125,000	54.25
Vested	—	—
Forfeited	(9,259)	27.00
Unvested at June 30, 2022	280,092	$39.16

The number of PSUs awarded represents the target number of shares of common stock that may be earned; however, the actual number of shares may vary based on the satisfaction of performance criteria. The Company recognized $0.5 million and $0.7 million in stock-based compensation expense associated with PSUs in the three and six months ended June 30, 2022, respectively. Total unrecognized expense for these awards was estimated to be $8.1 million at June 30, 2022, to be recognized over a weighted-average period of approximately 2.0 years.

2019 Equity Incentive Plan

The AIDH Topco, LLC 2019 Equity Incentive Plan (the “2019 Plan”) was utilized prior to the Reorganization Transactions and the IPO for the issuance of equity awards in the form of Class B units to employees, consultants, directors, managers, or others providing services to the Company. In connection with the Reorganization Transactions and the IPO, unvested Class B Units held directly by employees of the Company or indirectly through Definitive OpCo, were exchanged for unvested Definitive OpCo units based on their respective participation thresholds and the IPO price of $27.00 per share. The Company no longer grants any awards under the 2019 Plan, though previously granted awards under the 2019 Plan remain outstanding and governed by the 2019 Plan, including unvested units.

The following table summarizes the Company’s unvested unit activity.

	Time-Based
		Weighted
	Non-Vested	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2021	2,756,406	$2.02
Granted	—	—
Vested	(150,862)	1.58
Forfeited	(56,356)	1.75
Unvested at June 30, 2022	2,549,188	$2.06

The Company recorded $1.5 million and $3.0 million in stock-based compensation expense associated with these units in the three and six months ended June 30, 2022, respectively. The Company recorded $0.6 million and $1.0 million in stock-based compensation expense associated with these units in the three and six months ended June 30, 2021, respectively. At June 30, 2022, the Company had approximately $12.1 million of unrecognized unit-based compensation expense for unvested units, which is expected to be recognized over a weighted-average period of approximately 2.1 years.

17. Retirement Plan

The Company has a 401(k) plan covering all employees who have met certain eligibility requirements. The Company made matching contributions in accordance with the plan documents. The Company incurred $0.8 million and $1.9 million in employer matching contributions during the three and six months ended June 30, 2022, respectively, and $0.5 million and $1.2 million during the three and six months ended June 30, 2021, respectively.

18. Income Taxes

During the six months ended June 30, 2022, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s scheduled reversal of deferred tax liabilities and cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

As of June 30, 2022, the Company has recorded a net deferred tax liability of $85.6 million, of which $10.1 million was recorded as a result of the AW acquisition. The net deferred tax liability reflects a valuation allowance against deferred tax assets that are more likely than not to not be realized as well as reversing taxable temporary differences that will not provide a source of taxable income due to attribute limitation rules.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of June 30, 2022 and December 31, 2021, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

The Company's effective tax rate was 2.2% and 0.0% for the three months ended June 30, 2022 and 2021, respectively, and 0.6% and 0.0% for the six months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rate differs from the statutory tax rate of 21% due to partnership income that is not taxed, the valuation allowance recorded, and foreign tax rates that differ from the U.S. statutory tax rate.

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

In connection with the IPO, the Company entered into a Tax Receivable Agreement ("TRA") and has recorded a liability under the TRA of $155.9 million as of June 30, 2022. During the three and six months ended June 30, 2022, the Company recognized a TRA remeasurement gain of $3.4 million and $3.1 million within Other income (expense), net in the Company’s condensed consolidated statements of operations. Under the TRA, the Company generally will be required to pay to the Original LLC Unitholders 85% of the amount of cash savings, if any, in U.S. federal, state, or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in AIDH TopCo, LLC, including any basis adjustment relating to the assets of AIDH TopCo, LLC, (ii) existing tax attributes acquired by the Company in the pre-IPO restructuring, and (iii) tax benefits attributable to payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid. No amounts are expected to be paid within the next 12 months.

19. Loss Per Share

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

Prior to the IPO, the Definitive OpCo membership structure included Class A and Class B member units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the readers of these unaudited condensed consolidated financial statements. Therefore, earnings per share information has not been presented for the three and six months ended June 30, 2021.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock for the three and six months ended June 30, 2022.

(in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Numerator:
Net loss	$(9,579)	$(22,636)
Less: Net loss attributable to noncontrolling interests	(4,429)	(8,862)
Net loss attributable to Definitive Healthcare Corp.	$(5,150)	$(13,774)

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock for the three and six months ended June 30, 2022 (per share amounts unaudited).

(in thousands, except number of shares and per share amounts)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Basic net loss per share attributable to common stockholders
Numerator:
Allocation of net loss attributable to Definitive Healthcare Corp.	$(5,150)	$(13,774)
Weighted average number of shares of Class A Common Stock outstanding	99,203,697	98,186,909
Net loss per share, basic and diluted	$(0.05)	$(0.14)

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

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the period presented because their effect would have been anti-dilutive:

Six Months Ended June 30, 2022
Definitive OpCo Units (vested and unvested)	54,745,380
Restricted Stock Units	3,762,621

20. Segment and Geographic Data

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

Revenues by geographic area presented based upon the location of the customer are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
United States	$52,028	$38,489	$99,608	$74,186
Rest of world	2,520	1,332	5,064	2,571
Total revenues	$54,548	$39,821	$104,672	$76,757

For a summary of our revenue disaggregated by service, refer to Note 4. Revenue.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. Long-lived assets by geographic area presented based upon the location of the assets are as follows:

(in thousands)	June 30, 2022	December 31, 2021
United States	$4,272	$4,705
Rest of world	488	364
Total long-lived assets	$4,760	$5,069

21. Related Parties

The Company has engaged in revenue transactions within the ordinary course of business with entities affiliated with its private equity Sponsors and with members of the Company’s board of directors. During each of the three months ended June 30, 2022 and 2021 the Company recorded revenue of $0.2 million and $0.3 million, respectively. During each of the six months ended June 30, 2022 and 2021 the Company recorded revenue of $0.4 million. There was no associated receivable for the revenue transactions at June 30, 2022. The associated receivable for the revenue transactions amounted to $0.6 million at December 31, 2021.

In the second quarter of 2022, the Company entered into a licensed data master agreement with a data provider, in which one of the Company’s affiliates has an indirect financial ownership interest via a minority investment, to provide licensed data. The agreement is effective through August 31, 2025, and the Company has not incurred costs associated with this agreement in the quarter ending June 30, 2022.

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

Overview

Definitive Healthcare is a leading provider of healthcare commercial intelligence. Our solutions provide accurate and comprehensive information on healthcare providers and their activities to help our customers optimize everything from product development to go-to-market planning and sales and marketing execution. Delivered through our software as a service (“SaaS”) platform, our intelligence has become important to the commercial success of our over 2,900 customers as of June 30, 2022. We define a customer as a company that maintains one or more active paid subscriptions to our platform.

Our customers include biopharmaceutical and medical device companies, healthcare information technology companies, healthcare providers and other diversified companies, such as staffing firms, commercial real estate firms, financial institutions and other organizations seeking commercial success in the attractive but complex healthcare ecosystem. Within these organizations, our platform is leveraged by a broad set of functional groups, including sales, marketing, clinical research & product development, strategy, talent acquisition and physician network management. We offer access to our platform on a subscription basis, and we generate substantially all of our revenue from subscription fees.

We were founded in 2011 by our Executive Chairman, Jason Krantz. Mr. Krantz founded the company to provide healthcare commercial intelligence that enables companies that compete within or sell into the healthcare ecosystem to make better, informed decisions and be more successful. Over time, we have expanded our platform with new intelligence modules, innovative analytics, workflow capabilities and additional data sources.

Any company selling or competing within the healthcare ecosystem is a potential customer for us and contributes to our estimated current total addressable market of over $10 billion. In total, we have identified more than 100,000 potential customers that we believe could benefit from our platform.

Recent Developments

Acquisition

On February 18, 2022, the Company purchased the remaining 65% of Analytical Wizard, Inc.’s equity for $65.0 million, net of cash acquired and an estimated working capital adjustment and other customary purchase price adjustments. The total purchase consideration of $99.4 million, which includes the 35% investment the Company made in AW in December 2021, consisted of $98.4 million in cash consideration, net of working capital adjustments, and $1.0 million in estimated contingent consideration. The purchase price was primarily comprised of acquired customer relationships, technology and goodwill. The Company has included the financial results of this business in the condensed consolidated financial statements from the date of acquisition. The purchase accounting for this transaction is not yet finalized. Refer to Note 3. Acquisitions in the footnotes to the condensed consolidated financial statements included within this Form 10-Q for further information.

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

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depend on many factors, including the following:

Acquiring New Customers

We plan to continue to organically grow the number of customers that use our platform by increasing demand for our platform and penetrating our addressable market. Our results of operations and growth prospects will depend in part on our ability to attract new customers. We intend to drive new customer acquisition with our efficient go-to-market engine by continuing to invest in our sales and marketing efforts and developing new use cases for our platform. As of June 30, 2022 and December 31, 2021, we had over 2,900 and 2,800 customers, respectively. We have identified more than 100,000 potential customers across the healthcare ecosystem that we believe could benefit from our platform. Our ability to attract and acquire new customers is dependent on the strength of our platform and effectiveness of our go-to-market strategy.

Expanding Relationships with Existing Customers

We believe there is a significant opportunity to generate additional revenue from our existing customer base.

Our customers have historically increased their spending by adding intelligence modules and expanding use-cases across departments. Our customers are typically assigned to one of our vertically-focused teams, which is responsible for driving usage and increasing adoption of the platform, identifying expansion opportunities and driving customer renewals. Real-time input from these customer-centric teams is fed directly into our product innovation teams, enhancing the development of new intelligence modules. We believe this feedback loop and our ability to innovate creates significant opportunities for continual existing customer expansion.

Our platform currently offers 19 intelligence modules. Our success in expanding usage of our platform with our existing customers is demonstrated by our NDR, which is further described below.

Continuing to Innovate and Expand Our Platform

The growth of our business is driven in part by our ability to apply our deep healthcare domain expertise to innovate and expand our platform. We have continually created new products since our founding in 2011 and have launched 19 highly integrated intelligence modules to date. We plan to continue to invest significantly into our engineering and research and development efforts to enhance our capabilities and functionality and facilitate the expansion of our platform to new use cases and customers. In addition, we work to continuously release updates and new features. While we are primarily focused on organic investments to drive innovation, we will also evaluate strategic acquisitions and investments that further expand our platform.

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

Non-GAAP measures are supplemental financial measures of our performance, and should not be considered substitutes for net loss, gross profit or any other measure derived in accordance with GAAP. This information should be read only in conjunction with our condensed consolidated financial statements prepared in accordance with GAAP. There are limitations to these non-GAAP financial measures because they are not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies due to potential differences in methods of calculation and items or events being adjusted. In addition, other companies may use different measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP.

Adjusted Gross Profit and Adjusted Gross Margin

We define Adjusted Gross Profit as revenue less cost of revenue, excluding acquisition-related depreciation and amortization, and a small quantity of stock-based compensation. Adjusted Gross Profit differs from Gross Profit, in that Gross Profit includes the impact of acquisition-related depreciation and amortization expense and stock-based compensation. We exclude acquisition-related depreciation and amortization expense as they have no direct correlation to the cost of operating our business on an ongoing basis. Adjusted Gross Margin is defined as Adjusted Gross Profit as a percentage of revenue. These are key metrics used by management and our board of directors to assess our operations.

The following table presents a reconciliation of Gross Profit to Adjusted Gross Profit and Adjusted Gross Margin for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Reported gross profit	$42,770	$29,952	$81,566	$57,451
Amortization of intangible assets resulting from acquisition- related purchase accounting adjustments (a)	5,302	5,042	10,404	10,029
Equity compensation costs	230	16	462	31
Adjusted Gross Profit	$48,302	$35,010	$92,432	$67,511
Revenue	$54,548	$39,821	$104,672	$76,757
Adjusted Gross Margin	89%	88%	88%	88%

(a)
Amortization of intangible assets resulting from purchase accounting adjustments represents non-cash amortization of acquired intangibles, primarily resulting from the Advent Acquisition.

Adjusted EBITDA and Adjusted EBITDA Margin

We present “Adjusted EBITDA” as a measure of our operating performance. EBITDA is defined as earnings before (i) debt-related costs, including interest expense and loss from extinguishment of debt, (ii) interest income, (iii) provision for taxes, and (iv) depreciation and amortization. Management further adjusts EBITDA in its presentation of Adjusted EBITDA to exclude (i) other (income) expense, (ii) equity-based compensation, (iii) acquisition-related and restructuring expenses and (iv) other non-recurring and one-time expenses. We exclude these items because they are non-cash or non-recurring in nature, and therefore we do not believe them to be representative of ongoing operational performance. Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of revenue. Adjusted EBITDA and Adjusted EBITDA Margin are key metrics used by management and our board of directors to assess the profitability of our operations. We believe these metrics provide useful measures to investors to assess our operating performance and in measuring the profitability of our operations on a consolidated level.

The following table presents a reconciliation of Net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(9,579)	$(15,039)	$(22,636)	$(25,527)
Interest expense, net	2,580	8,316	4,464	16,770
Income tax benefit	(213)	—	(126)	—
Depreciation & amortization	15,774	14,907	31,026	29,594
EBITDA	8,562	8,184	12,728	20,837
Other (income) expense, net (a)	(4,002)	100	(3,901)	(24)
Equity-based compensation (b)	9,005	1,615	15,877	2,021
Transaction and restructuring expenses (c )	2,107	3,431	3,417	3,469
Other non-recurring items (d)	595	1,069	2,191	2,164
Adjusted EBITDA	$16,267	$14,399	$30,312	$28,467
Revenue	$54,548	$39,821	$104,672	$76,757
Adjusted EBITDA Margin	30%	36%	29%	37%

(a)
Primarily represents foreign exchange and TRA liability remeasurement gains and losses.
(b)
Equity-based compensation represents non-cash compensation expense recognized in association with equity awards made to employees and directors.

(c)
Transaction expenses primarily represent legal, accounting and consulting expenses and fair value adjustments for contingent consideration related to our acquisitions. Restructuring expenses relate to impairment and restructuring charges related to office relocations.
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

Current Remaining Performance Obligations ("cRPO")

We monitor current remaining performance obligations as a metric to help us evaluate the health of our business and identify trends affecting our growth. cRPO represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue within the next twelve months. cRPO is not necessarily indicative of future revenue growth. In addition to total contract volume, cRPO is influenced by several factors, including seasonality, disparate contract terms, and the timing of renewals, because renewals tend to be highest in the fourth quarter. Due to these factors, it is important to review cRPO in conjunction with revenue and other financial metrics.

The following table presents cRPO as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Current	$163,304	$155,134
Non-current	93,307	95,354
Total	$256,611	$250,488

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

Components of our Results of Operations

Revenue

For the six months ended June 30, 2022, we derived approximately 98% of our revenue from subscription services and the remainder from professional services. Our subscription services consist primarily of subscription fees for access to our platform. Our subscription contracts typically have a term ranging from 1 to 3 years and are non-cancellable. We typically bill for services in advance annually, and we typically require payment at the beginning of each annual period. Our subscription revenue is recognized ratably over the contract term. Our professional services revenue typically is derived from consulting services which are generally capable of being distinct and can be accounted for as separate performance obligations. Revenue related to these professional services is insignificant and is recognized at a point in time, when the performance obligations under the terms of the contract are satisfied and control has been transferred to the customer.

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

Transaction and restructuring expenses. Transaction and restructuring expenses are costs directly associated with various acquisition and integration activities we have undertaken, primarily accounting and legal due diligence, and consulting and advisory fees as well as expenses related to our office relocations.

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

Other income (expense), net consists primarily of the revaluation of tax receivable agreement liabilities and realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency. Significant changes in the projected liability resulting from the tax receivable agreement may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and could affect the expected future tax benefits to be received by us. We do not have significant exposure to foreign exchange volatility and do not anticipate foreign currency transaction gains or losses to materially impact our results of operations.

Results of Operations

The following table sets forth a summary of our condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue	$54,548	$39,821	$104,672	$76,757
Cost of revenue:
Cost of revenue exclusive of amortization	6,198	4,570	12,148	8,766
Amortization	5,580	5,299	10,958	10,540
Total cost of revenue	11,778	9,869	23,106	19,306
Gross profit	42,770	29,952	81,566	57,451
Operating expenses:
Sales and marketing	23,585	12,884	44,878	24,627
Product development	8,706	4,277	15,556	8,071
General and administrative	9,392	6,375	19,846	11,011
Depreciation and amortization	10,194	9,608	20,068	19,054
Transaction and restructuring expenses	2,107	3,431	3,417	3,469
Total operating expenses	53,984	36,575	103,765	66,232
Loss from operations	(11,214)	(6,623)	(22,199)	(8,781)
Other income (expense), net:
Other income (expense), net	4,002	(100)	3,901	24
Interest expense, net	(2,580)	(8,316)	(4,464)	(16,770)
Total other income (expense), net	1,422	(8,416)	(563)	(16,746)
Loss before income taxes	(9,792)	(15,039)	(22,762)	(25,527)
Income tax benefit	213	—	126	—
Net loss	(9,579)	(15,039)	(22,636)	(25,527)
Less: Net loss attributable to Definitive OpCo prior to the Reorganization Transactions	-	(15,039)	-	(25,527)
Less: Net loss attributable to noncontrolling interests	(4,429)	-	(8,862)	-
Net loss attributable to Definitive Healthcare Corp.	$(5,150)	$-	$(13,774)	$-

Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

Revenue

Revenue increased $14.7 million, or 37%, in the three months ended June 30, 2022 compared with the same period in the prior year, driven by higher subscription revenue of $14.1 million. This increase was primarily due to net expansion with existing customers, as well as organic addition of new customers, and the addition of new customers resulting from the acquisition of Analytical Wizards.

Cost of Revenue

Cost of revenue increased $1.9 million, or 19%, in the three months ended June 30, 2022 compared with the same period in the prior year, primarily due to increased hosting fees, increases in employee benefit and insurance costs and, to a lesser extent, incremental personnel costs resulting from the acquisition of Analytical Wizards.

Operating Expenses

Operating expenses increased $17.4 million, or 48%, during the three months ended June 30, 2022 compared with the same period in the prior year. The increase was primarily due to:

•
An increase in sales and marketing expense of $10.7 million for the three months ended June 30, 2022, due primarily to increased personnel costs resulting from additional hiring, as well as increases in stock-based compensation expense and in employee benefit and insurance costs;
•
An increase in product development expense of $4.4 million for the three months ended June 30, 2022, due primarily to increased personnel costs resulting from additional hiring and increases in stock-based compensation expense and in employee benefit and insurance costs;
•
An increase in general and administrative expense of $3.0 million for the three months ended June 30, 2022, due primarily to increased personnel costs arising from additional hiring and increases in employee benefit and insurance costs, as well as increases in stock-based compensation expense and additional accounting and legal expenses resulting from the transition to becoming a publicly traded company;

This increase was partially offset by a decrease in transaction and restructuring expenses of $1.3 million for the three months ended June 30, 2022, due primarily to contingent consideration related to the Monocl acquisition recognized during the second quarter of 2021, partially offset by costs recognized during the second quarter of 2022 from the acquisition of Analytical Wizards and the restructuring costs.

Other Income (Expense), Net

Other expense, net decreased $9.8 million, or 117%, for the three months ended June 30, 2022 compared with the same period in the prior year. This was primarily due to a decrease in interest expense, net for the three months ended June 30, 2022, attributable to lower outstanding debt in 2022, as well as lower interest rates resulting from the refinancing of the Company’s debt in September of 2021, and to a lesser extent a TRA remeasurement gain of $3.4 million and realized and unrealized foreign exchange gains in 2022.

Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

Revenue

Revenue increased $27.9 million, or 36%, in the six months ended June 30, 2022 compared with the same period in the prior year, driven by higher subscription revenue of $27.2 million. This increase was primarily due to net expansion with existing customers, as well as organic addition of new customers, and the addition of new customers resulting from the acquisition of Analytical Wizards.

Cost of Revenue

Cost of revenue increased $3.8 million, or 20%, in the six months ended June 30, 2022 compared with the same period in the prior year, primarily due to increased hosting fees, increases in employee benefit and insurance costs and, to a lesser extent, incremental personnel costs resulting from the acquisition of Analytical Wizards.

Operating Expenses

Operating expenses increased $37.5 million, or 57%, during the six months ended June 30, 2022 compared with the same period in the prior year. The increase was primarily due to:

•
An increase in sales and marketing expense of $20.3 million for the six months ended June 30, 2022, due primarily to increased personnel costs resulting from additional hiring, as well as increases in stock-based compensation expense and in employee benefit and insurance costs;
•
An increase in product development expense of $7.5 million for the six months ended June 30, 2022, due primarily to increased personnel costs resulting from additional hiring, as well as increases in stock-based compensation expense and in employee benefit and insurance costs;
•
An increase in general and administrative expense of $8.8 million for the six months ended June 30, 2022, due primarily to increased personnel costs arising from additional hiring and increases in employee benefit and insurance costs, as well as increases in stock-based compensation expense and additional accounting and legal expenses resulting from the transition to becoming a publicly traded company;

Other Expense, Net

Other expense, net decreased $16.2 million, or 97%, for the six months ended June 30, 2022 compared with the same period in the prior year, due to a decrease in interest expense, net for the six months ended June 30, 2022, attributable to lower outstanding debt in 2022, as well as lower interest rates resulting from the refinancing of the Company’s debt in September of 2021, and to a lesser extent a TRA remeasurement gain of $3.1 million and realized and unrealized foreign exchange gains in 2022.

Liquidity and Capital Resources

Overview

As of June 30, 2022, we had $228.2 million of cash and cash equivalents, $118.2 million of short-term investments and $75.0 million available under our revolving credit facility. Our principal sources of liquidity are cash and cash equivalents and short-term investments on hand, primarily from our IPO and follow-on offerings, as well as the cash flows we generate from operations. Our principal uses of liquidity have been primarily for investment in long-term growth of the business through capital expenditures and acquisitions, as well as debt services and distributions to members of Definitive OpCo.

All of our business is conducted through Definitive OpCo and its consolidated subsidiaries and affiliates, and the financial results are included in the condensed consolidated financial statements of Definitive Healthcare Corp. Definitive Healthcare Corp. has no independent means of generating revenue. The Amended LLC Agreement provides that certain distributions will be made to cover Definitive Healthcare Corp.'s taxes and such tax distributions are also expected to be used by Definitive Healthcare Corp. to satisfy its obligations under the TRA. We have broad discretion to make distributions out of Definitive OpCo. In the event Definitive Healthcare Corp. declares any cash dividend, we expect to cause Definitive OpCo to make distributions to us, in an amount sufficient to cover such cash dividends declared by us. Deterioration in the financial condition, earnings, or cash flow of Definitive OpCo and its subsidiaries for any reason could limit or impair their ability to pay such distributions. In addition, the terms of our 2021 Credit Agreement contain covenants that may restrict DH Holdings and its subsidiaries from paying such distributions, subject to certain exceptions. Further, Definitive OpCo and Definitive Healthcare Corp. are generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Definitive OpCo and DH Holdings (with certain exceptions), as applicable, exceed the fair value of its assets. Subsidiaries of DH Holdings are generally subject to similar legal limitations on their ability to make distributions to DH Holdings.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash provided by (used in):
Operating activities	$29,114	$21,941
Investing activities	(177,033)	(5,222)
Financing activities	(11,124)	(3,062)
Change in cash and cash equivalents (excluding effect of exchange rate changes)	$(159,043)	$13,657

Cash Flows provided by Operating Activities

Net cash provided by operating activities was $29.1 million during the six months ended June 30, 2022, primarily as a result of a net loss of $22.6 million, offset by non-cash charges of $49.0 million. The non-cash charges were primarily comprised of amortization of intangible assets of $29.8 million, equity compensation costs of $15.9 million, and amortization of deferred contract costs of $4.0 million, offset by a gain on remeasurement of the tax receivable agreement of $3.1 million. The net change in operating assets and liabilities of $2.8 million was primarily the result of a decrease in accounts receivable of $15.3 million, an increase in deferred revenue of $1.7 million due to the timing of billings and cash received in advance of revenue recognition for subscription services, and a decrease in prepaid expenses and other assets of $1.3 million, partially offset by cash outflows resulting from an increase in deferred contract costs of $6.8 million, $6.4 million in payments of contingent consideration arising from the Monocl acquisition, and lower accounts payable, accrued expenses and other current liabilities, collectively, of $2.2 million.

Net cash provided by operating activities was $21.9 million during the six months ended June 30, 2021, primarily as a result of a net loss of $25.5 million, which was offset by non-cash charges of $37.8 million and a net change of $9.6 million in our operating assets and liabilities. The non-cash charges were primarily comprised of amortization of intangible assets of $28.9 million, a $3.4 million increase in the earnout liability related to the Monocl acquisition, equity compensation costs of $2.0 million, amortization of deferred contract costs of $1.9 million, and amortization of debt issuance costs of $1.0 million. The change in operating assets and liabilities was primarily the result of a decrease in accounts receivable of $10.5 million and an increase in deferred revenue of $7.9 million due to the timing of billings and cash received in advance of revenue recognition for subscription services, partially offset by an increase in deferred contact costs of $6.0 million and a net decrease in accounts payable, accrued expenses and other current liabilities of $2.1 million, and an increase in prepaid expenses and other current assets of $0.6 million.

Cash Flows used in Investing Activities

Cash used in investing activities during the six months ended June 30, 2022 was $177.0 million, driven primarily by $163.0 million in purchases of short-term investments, partially offset by $44.0 million in maturities of short-term investments, and $56.5 million paid to complete the purchase of Analytical Wizards (net of cash acquired).

Cash used in investing activities during the six months ended June 30, 2021 was $5.2 million, resulting from purchases of property, equipment, and data.

Cash Flows used in Financing Activities

Cash used in financing activities during the six months ended June 30, 2022 was $11.1 million, primarily driven by $5.3 million in tax distributions to members, repayments of the 2021 Term Loan of $3.4 million, $1.3 million in payments of deferred equity offering issuance costs, and $1.1 million in payments of contingent consideration arising from the Monocl acquisition.

Cash used in financing activities during the six months ended June 30, 2021 was $3.1 million, primarily driven by tax distribution payments to members of $3.3 million, term loan repayments of $2.3 million, $1.4 million in payments of deferred equity offering issuance costs, and $1.5 million in payments of contingent consideration arising from the Monocl acquisition, partially offset by member contributions of $5.5 million.

Refer to Debt Obligations for additional information related to our debt obligations.

Debt Obligations

The 2021 Term Loan of $275.0 million has a maturity date of September 17, 2026. The 2021 Term Loan was recorded net of $3.5 million in issuance costs, which are amortized to interest expense over the term of the loan using the effective interest method.

The 2021 Term Loan is subject to annual amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on the Initial Amortization Date, equal to approximately 2.5% per annum of the principal amount of the term loans in the first year and second year after the Initial Amortization Date and approximately 5.0% per annum of the principal amount of the term loans in the third year, fourth year, and fifth year after the Initial Amortization Date. A balloon payment of approximately $220.0 million will be due at maturity. There was $269.8 million outstanding on the 2021 Term Loan at June 30, 2022.

The 2021 Revolving Line of Credit is committed for $75.0 million and has a maturity date of September 17, 2026. There was no outstanding balance as of June 30, 2022.

The 2021 Credit Agreement includes certain financial covenants, and the Company was compliant with its financial covenants under the 2021 Credit Agreement as of June 30, 2022 and December 31, 2021.

Tax Receivable Agreement

In connection with the Reorganization Transactions and the IPO, the Company entered into the TRA with certain of our pre- IPO unitholders and the former shareholders of certain Blocker Companies. The TRA provides for the payment by Definitive

Healthcare Corp. of 85% of the amount of any tax benefits that it actually realizes, or in some cases is deemed to realize, as a result of (i) certain favorable tax attributes it acquired from the Blocker Companies in the Reorganization Transactions (including net operating losses and the unamortized portion of the increase in tax basis in the tangible and intangible assets of Definitive OpCo and its subsidiaries resulting from the prior acquisitions of interests in Definitive OpCo by the Blocker Companies), (ii) tax basis adjustments resulting from the acquisition of LLC Units by Definitive Healthcare Corp. and (iii) certain payments made under the TRA.

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

We expect that as a result of the size of the anticipated tax basis adjustment of the tangible and intangible assets of Definitive OpCo upon the exchange or redemption of LLC Units and our possible utilization of certain tax attributes, the payments that Definitive Healthcare Corp. may make under the TRA will be substantial. The payments under the TRA are not conditioned upon continued ownership of us by the exchanging holders of LLC Units. See Note 18. Income Taxes in our unaudited condensed consolidated financial statements.

Capital Expenditures

Capital expenditures decreased by $3.6 million to $1.6 million for the six months ended June 30, 2022 compared to $5.2 million for the same period in the prior year, primarily driven by higher capital expenditures in support of the Company’s growth in the prior year that did not repeat in the first six months of 2022.

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates including business combinations, goodwill and indefinite-lived intangible assets and income taxes, see our discussion for the year ended December 31, 2021 included in our 2021 Form 10-K. There have been no material changes to these policies or estimates as of June 30, 2022.

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

Interest Rate Risk

Our cash, cash equivalents, and short-term investments primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities and commercial paper. As of June 30, 2022, we had cash and cash equivalents of $228.2 million and short-term investments of $118.2 million.

Our operating results are subject to market risk from interest rate fluctuations on our 2021 Term Loan, which bears a variable interest rate based on the LIBO Rate or a Base Rate plus an applicable margin. In order to reduce the interest rate risk on our debt, we have entered into an interest rate swap agreement on a portion of our borrowings. As of June 30, 2022, the total principal balance outstanding was $269.8 million. Excluding the effect of the interest rate swap agreement, a hypothetical 1.0% increase or decrease in the interest rate associated with borrowings under the 2021 Credit Agreement would have resulted in an impact to interest expense of approximately $1.4 million for the six months ended June 30, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2022, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the terms of the Amended LLC Agreement, holders of LLC Units have the right to exchange all or a portion of their LLC Units for newly issued shares of Class A Common Stock on a one-for-one basis. Upon any such exchange, a corresponding number of shares of Class B Common Stock held by the LLC Unit holder are cancelled. Such exchanges executed in the second quarter of 2022 are as follows:

Date of Exchange	Number of Shares Exchanged
April 18, 2022	2,613
April 25, 2022	8,649
May 2, 2022	75,079
May 9, 2022	70,097
May 10, 2022	2,717,042
June 13, 2022	25,109
Total	2,898,589

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
10.1†

Amended and Restated Employment Agreement, dated as of May 4, 2022, by and among Definitive Healthcare, LLC, Definitive Healthcare Corp. and Robert Musslewhite (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on May 5, 2022).

10.2†

Executive Chairman Agreement, dated as of May 4, 2022, by and among Definitive Healthcare, LLC, Definitive Healthcare Corp. and Jason Krantz (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on May 5, 2022).

10.3+†	Restricted Stock Unit Award Agreement (333,322 time-based Restricted Stock Units), dated as of May 3, 2022, by and among Definitive Healthcare Corp. and Robert Musslewhite.
10.4+†	Restricted Stock Unit Award Agreement (83,333 time-based Restricted Stock Units), dated as of May 3, 2022, by and among Definitive Healthcare Corp. and Robert Musslewhite.
10.5+†	Restricted Stock Unit Award Agreement (performance-based Restricted Stock Units), dated as of May 3, 2022, by and among Definitive Healthcare Corp. and Robert Musslewhite.
31.1+*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104+	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

DEFINITIVE HEALTHCARE CORP.
Registrant

August 4, 2022	By:	/s/ Robert Musslewhite
Date		Name:	Robert Musslewhite
		Title:	Chief Executive Officer and Director

August 4, 2022	By:	/s/ Richard Booth
Date		Name:	Richard Booth
		Title:	Chief Financial Officer (Principal Financial Officer)