Form 10-Q
period 2022-09-30
Definitive Healthcare Corp.
filed 2022-11-03
CIK 1861795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-40815

Definitive Healthcare Corp.

(Exact name of registrant as specified in its charter)

Delaware	86-3988281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

492 Old Connecticut Path, Suite 401 Framingham, MA	01701
(Address of principal executive offices)	(Zip Code)

(508) 720-4224

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	DH	The Nasdaq Stock Market LLC

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

As of November 1, 2022, the number of outstanding shares of the registrant’s Class A Common Stock was 105,080,062 shares.

Definitive Healthcare Corp.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2022

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

For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2021, or our “2021 Form 10-K”, and Part II, Item 1A in this Quarterly Report and the other cautionary statements that are included elsewhere in this Quarterly Report and in our public filings, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any forward-looking statement made by us speaks only as of the date on which we make it. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$228,828	$387,498
Short-term investments	120,798	—
Accounts receivable, net	33,689	43,336
Prepaid expenses and other current assets	9,716	6,518
Current portion of deferred contract costs	9,179	6,880
Total current assets	402,210	444,232
Property and equipment, net	4,581	5,069
Operating lease right-of-use assets, net	10,051	—
Other assets	5,105	8,431
Deferred contract costs, net of current portion	13,164	11,667
Investment in equity securities	—	32,675
Intangible assets, net	361,703	352,470
Goodwill	1,322,959	1,261,444
Total assets	$2,119,773	$2,115,988
Liabilities and Equity
Current liabilities:
Accounts payable	10,266	4,651
Accrued expenses and other current liabilities	18,885	22,658
Current portion of deferred revenue	83,820	83,611
Current portion of term loan	6,875	6,875
Current portion of operating lease liabilities	1,706	—
Total current liabilities	121,552	117,795
Long term liabilities:
Deferred revenue	504	412
Term loan, net of current portion	259,064	263,808
Operating lease liabilities, net of current portion	10,450	—
Tax receivable agreements liability	157,175	153,529
Deferred tax liabilities	91,533	75,888
Other long-term liabilities	1,973	1,294
Total liabilities	642,251	612,726

Equity:
Class A Common Stock, par value $0.001, 600,000,000 shares authorized, 104,961,965 and 97,030,095 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	105	97
Class B Common Stock, par value $0.00001, 65,000,000 shares authorized, 50,566,898 and 48,778,774 shares issued and outstanding, respectively, at September 30, 2022, and 58,244,627 and 55,488,221 shares issued and outstanding, respectively at December 31, 2021	—	—
Additional paid-in capital	962,874	890,724
Accumulated other comprehensive income	3,911	62
Accumulated deficit	(34,140)	(17,677)
Noncontrolling interests	544,772	630,056
Total equity	1,477,522	1,503,262
Total liabilities and equity	$2,119,773	$2,115,988

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share amounts and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$57,382	$43,084	$162,054	$119,841
Cost of revenue:
Cost of revenue exclusive of amortization	6,569	5,129	18,717	13,895
Amortization	3,155	5,356	14,113	15,896
Gross profit	47,658	32,599	129,224	90,050
Operating expenses:
Sales and marketing	21,184	14,376	66,062	39,003
Product development	9,205	4,746	24,761	12,817
General and administrative	13,718	7,880	33,564	18,891
Depreciation and amortization	10,037	9,760	30,105	28,814
Transaction, integration and restructuring expenses	2,945	(137)	6,362	3,332
Total operating expenses	57,089	36,625	160,854	102,857
Loss from operations	(9,431)	(4,026)	(31,630)	(12,807)
Other income (expense), net:
Other income, net	5,528	119	9,429	143
Interest expense, net	(2,466)	(7,186)	(6,930)	(23,956)
Loss on extinguishment of debt	—	(9,873)	—	(9,873)
Total other income (expense), net	3,062	(16,940)	2,499	(33,686)
Net loss before income taxes	(6,369)	(20,966)	(29,131)	(46,493)
Income tax benefit	15	—	141	—
Net loss	(6,354)	(20,966)	(28,990)	(46,493)
Less: Net loss attributable to Definitive OpCo prior to the Reorganization Transactions	—	(7,816)	—	(33,343)
Less: Net loss attributable to noncontrolling interests	(3,665)	(5,172)	(12,527)	(5,172)
Net loss attributable to Definitive Healthcare Corp.	$(2,689)	$(7,978)	$(16,463)	$(7,978)
Net loss per share of Class A Common Stock:
Basic and diluted (1)	$(0.03)	$(0.09)	$(0.16)	$(0.09)
Weighted average Class A Common Stock outstanding:
Basic and diluted (1)	102,904,565	88,263,333	99,776,742	88,263,333

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

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(6,354)	$(20,966)	$(28,990)	$(46,493)
Other comprehensive loss:
Foreign currency translation adjustments	(528)	11	(417)	155
Unrealized gain (loss) on available-for-sale securities	46	—	(406)	—
Unrealized gain on interest rate hedging instruments	3,333	—	6,673	—
Comprehensive loss	(3,503)	(20,955)	(23,140)	(46,338)
Less: Comprehensive loss attributable to Definitive OpCo prior to the Reorganization Transactions	—	(7,818)	—	(33,201)
Less: Comprehensive loss attributable to noncontrolling interests	(2,731)	(5,167)	(10,526)	(5,167)
Comprehensive loss attributable to Definitive Healthcare Corp.	$(772)	$(7,970)	$(12,614)	$(7,970)

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND TOTAL EQUITY

(amounts in thousands, except share and unit amounts)

(Unaudited)

							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Amount	Stock	Amount	Capital	Deficit	Income	Interests	Equity
Balance at January 1, 2022	97,030,095	$97	58,244,627	$—	$890,724	$(17,677)	$62	$630,056	$1,503,262
Net loss	—	—	—	—	—	(8,624)	—	(4,433)	(13,057)
Other comprehensive income	—	—	—	—	—	—	856	487	1,343
Vested incentive units	—	—	—	—	(696)	—	—	696	—
Effect of LLC unit exchanges	544,302	1	(544,302)	—	5,080	—	—	(5,978)	(897)
Forfeited unvested incentive units	—	—	(33,549)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	4,377	—	—	2,495	6,872
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(258)	(258)
Balance at March 31, 2022	97,574,397	$98	57,666,776	$—	$899,485	$(26,301)	$918	$623,065	$1,497,265
Net loss	—	—	—	—	—	(5,150)	—	(4,429)	(9,579)
Other comprehensive income	—	—	—	—	—	—	1,076	580	1,656
Vested incentive units	—	—	—	—	(358)	—	—	358	—
Issuance of Class A Common Stock upon vesting of RSUs	11,729	—	—	—	45	—	—	(45)	—
Effect of LLC unit exchanges	2,898,589	2	(2,898,589)	—	24,818	—	—	(29,438)	(4,618)
Forfeited unvested incentive units	—	—	(22,807)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	5,852	—	—	3,153	9,005
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5,029)	(5,029)
Balance at June 30, 2022	100,484,715	$100	54,745,380	$—	$929,842	$(31,451)	$1,994	$588,215	$1,488,700
Net loss	—	—	—	—	—	(2,689)	—	(3,665)	(6,354)
Other comprehensive income	—	—	—	—	—	—	1,917	934	2,851
Vested incentive units	—	—	—	—	(5,728)	—	—	5,728	—
Issuance of Class A Common Stock upon vesting of RSUs	440,317	—	—	—	1,079	—	—	(1,079)	—
Shares withheld related to net share settlement	(136,000)	—	—	—	(2,745)	—	—	—	(2,745)
Effect of LLC unit exchanges	4,172,933	5	(4,172,933)	—	34,285	—	—	(46,701)	(12,411)
Forfeited unvested incentive units	—	—	(5,549)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	6,141	—	—	2,992	9,133
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,652)	(1,652)
Balance at September 30, 2022	104,961,965	$105	50,566,898	$—	$962,874	$(34,140)	$3,911	$544,772	$1,477,522

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND TOTAL EQUITY (CONTINUED)

(amounts in thousands, except share and unit amounts)

(Unaudited)

	AIDH TopCo, LLC (Prior to Reorganization Transactions)	Definitive Healthcare Corp.

								Accumulated
						Additional		Other
	Members'	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Equity	Stock	Amount	Stock	Amount	Capital	Deficit	(Loss) Income	Interests	Equity
Balance at January 1, 2021	$1,195,694	—	$—	—	$—	$—	$—	$(131)	$—	$1,195,563
Net loss prior to Reorganization Transactions	(10,487)	—	—	—	—	—	—	—	—	(10,487)
Other comprehensive income prior to Reorganization Transactions	—	—	—	—	—	—	—	163	—	163
Equity-based compensation prior to Reorganization Transactions	406	—	—	—	—	—	—	—	—	406
Balance at March 31, 2021	$1,185,613	—	$—	—	$—	$—	$—	$32	$—	$1,185,645
Net loss prior to Reorganization Transactions	(15,040)	—	—	—	—	—	—	—	—	(15,040)
Other comprehensive loss prior to Reorganization Transactions	—	—	—	—	—	—	—	(19)	—	(19)
Equity-based compensation prior to Reorganization Transactions	1,615	—	—	—	—	—	—	—	—	1,615
Members' contributions prior to Reorganization Transactions	5,500	—	—	—	—	—	—	—	—	5,500
Distributions to members prior to Reorganization Transactions	(3,328)	—	—	—	—	—	—	—	—	(3,328)
Balance at June 30, 2021	$1,174,360	—	$—	—	$—	$—	$—	$13	$—	$1,174,373
Net loss prior to Reorganization Transactions	(7,816)	—	—	—	—	—	—	—	—	(7,816)
Other comprehensive loss prior to Reorganization Transactions	—	—	—	—	—	—	—	(2)	—	(2)
Equity-based compensation prior to Reorganization Transactions	(278)	—	—	—	—	—	—	—	—	(278)
Distributions to members prior to Reorganization Transactions	(3,811)	—	—	—	—	—	—	—	—	(3,811)
Impacts of Reorganization Transactions and Intial Public Offering IPO
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	(1,162,455)	72,871,733	73	61,262,052	—	351,075	—	—	593,861	(217,446)

Issuance of Class A Common Stock in IPO, net of costs of $11,394	—	17,888,888	18	—	—	441,400	—	—	—	441,418
Repurchase of Definitive Healthcare Corp. shares in connection with the IPO	—	(2,497,288)	(3)	—	—	(63,209)	—	—	—	(63,212)
Repurchase of Definitive OpCo units in connection with IPO	—	—	—	(1,169,378)	—	(29,600)	—	—	—	(29,600)
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	(7,978)	—	(5,172)	(13,150)
Other comprehensive income subsequent to Reorganization Transactions and IPO	—	—	—	—	—	—	—	13	—	13
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	—	—	1,574	—	—	1,021	2,595
Forfeited unvested incentive units	—	—	—	(72,149)	—	—	—	—	—	—
Vested incentive units	—	—	—	—	—	(467)	—	—	467	—
Balance at September 30, 2021	$––	88,263,333	$88	60,020,525	$—	$700,773	$(7,978)	$24	$590,177	$1,283,084

See notes to condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows provided by operating activities:
Net loss	$(28,990)	$(46,493)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,721	1,193
Amortization of intangible assets	42,497	43,517
Amortization of deferred contract costs	6,274	3,195
Equity-based compensation	25,010	4,338
Amortization of debt issuance costs	527	1,522
Allowance for doubtful accounts	769	76
Loss on extinguishment of debt	—	9,843
Non-cash restructuring charges related to office leases	1,023	—
Tax receivable agreement remeasurement	(8,296)	—
Changes in fair value of contingent consideration	—	3,169
Deferred income taxes	(206)	—
Changes in operating assets and liabilities:
Accounts receivable	12,454	5,179
Prepaid expenses and other current assets	2,554	(561)
Deferred contract costs	(10,070)	(9,043)
Contingent consideration	(6,400)	—
Accounts payable, accrued expenses and other current liabilities	3,956	(3,965)
Deferred revenue	(3,024)	9,023
Net cash provided by operating activities	39,799	20,993
Cash flows used in investing activities:
Purchases of property, equipment and other assets	(3,455)	(5,662)
Purchases of short-term investments	(217,266)	—
Maturities of short-term investments	96,000	—
Cash paid for acquisitions, net of cash acquired	(56,296)	—
Net cash used in investing activities	(181,017)	(5,662)
Cash flows used in financing activities:
Proceeds from term loan	—	275,000
Repayments of term loans	(5,156)	(472,742)
Proceeds from revolving credit facility	—	—
Taxes paid related to net share settlement of equity awards	(2,745)	—
Payment of contingent consideration	(1,100)	(1,500)
Payment of debt issuance costs	—	(3,511)
Proceeds from equity offering, net of underwriting discounts	—	452,812
Repurchase of outstanding equity / Definitive OpCo units	—	(92,812)
Payments of equity offering issuance costs	(1,299)	(5,913)
Member contributions	—	5,500
Member distributions	(6,939)	(7,139)
Net cash (used in) provided by financing activities	(17,239)	149,695
Net (decrease) increase in cash and cash equivalents	(158,457)	165,026
Effect of exchange rate changes on cash and cash equivalents	(213)	(48)
Cash and cash equivalents, beginning of period	387,498	24,774
Cash and cash equivalents, end of period	$228,828	$189,752
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$7,248	$27,587
Income taxes	$—	$13
Acquisitions:
Net assets acquired, net of cash acquired	$97,296	$—
Initial cash investment in prior year	(40,000)	—
Contingent consideration	(1,000)	—
Net cash paid for acquisitions	$56,296	$—
Supplemental cash flow disclosures:
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accrued expenses	$4,504	$369
Decrease in accrued purchases of data	$—	$—
Supplemental disclosure of non-cash financing activities:
Unpaid equity offering costs included in accrued expenses	$147	$5,481

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

Definitive Healthcare Corp., through its operating subsidiaries, provides comprehensive and up-to-date hospital and healthcare-related information and insight across the entire healthcare continuum via a multi-tenant software-as-a-service (“SaaS”) platform which combines proprietary and public sources to deliver insights. The Company is headquartered in Framingham, Massachusetts.

Organization

Definitive Healthcare Corp. was formed on May 5, 2021 as a Delaware corporation to facilitate an initial public offering (“IPO”) and other related transactions to carry on the business of Definitive OpCo. Following consummation of the Reorganization Transactions, Definitive OpCo became a subsidiary of Definitive Healthcare Corp.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with rules applicable to quarterly financial information. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative nongovernmental GAAP as found in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 are unaudited. Amounts for the period from January 1, 2021 through September 15, 2021 presented in the condensed consolidated financial statements and notes to the condensed consolidated financial statements herein represent the historical operations of Definitive OpCo. The amounts as of September 30, 2022 and December 31, 2021 and for the period from September 16, 2021 reflect the consolidated operations of Definitive Healthcare Corp. and its consolidated subsidiaries. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements for these interim periods have been included.

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

In March 2020, the FASB issued ASU No. 2020-04—Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments of ASU No. 2020-04 are effective for companies as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The amendments in this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The Company adopted the update effective October 1, 2022, but the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

The contingent consideration is based on the achievement of certain expense control metrics during the two-year period following the acquisition date, with potential earn-out payouts ranging from $0 to $5.0 million. The Company estimated the fair value of the contingent consideration to be $1.0 million as of February 18, 2022, based on the estimated achievement of the expense control metrics, time to payment and market participant cost of debt. The contingent consideration was recorded in Other long-term liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2022. Refer to Note 12. Fair Value Measurements.

The purchase price allocations for the AW acquisition are provisional and are based on the information that was available as of the acquisition date to estimate the fair values of assets acquired and liabilities assumed. The purchase price allocations for this acquisition, reported as of September 30, 2022, represent the Company’s best estimates of the fair values and were based upon the information available to us. The Company is gathering and reviewing additional information necessary to finalize the values assigned to the acquired assets and liabilities assumed, as well as acquired identified intangible assets and goodwill. Therefore, the provisional measurements of fair values reported as of September 30, 2022 are subject to change. The Company is expected to finalize the purchase price allocations as soon as practicable, but no later than one year from the respective acquisition date. Acquisition-date fair values of assets and liabilities pertaining to this business combination have been allocated as follows:

(in thousands)
Purchase price allocation:	Preliminary, as previously reported	Measurement period adjustments	As adjusted
Cash	$2,146	$—	$2,146
Accounts receivable	3,575	(50)	3,525
Prepaid expenses and other current assets	506	170	676
Property and equipment	134	—	134
Intangible assets	46,000	—	46,000
Right-of-use asset, operating leases	832	—	832
Other assets	—	703	703
Accounts payable and accrued expenses	(485)	(372)	(857)
Deferred revenue	(3,691)	326	(3,365)
Right-of-use liability, operating leases	(832)	—	(832)
Deferred taxes	(10,345)	210	(10,135)
Other liabilities	(267)	(633)	(900)
Total assets acquired and liabilities assumed	37,573	354	37,927
Goodwill	62,072	(556)	61,516
Purchase price	$99,645	$(202)	$99,443

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

In connection with the acquisition, the Company recognized acquisition related costs of $1.3 million which were recorded within transaction expenses in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2022.

During the nine months ended September 30, 2022 and 2021, AW’s post-acquisition revenue and net loss on a standalone basis were not material.

Unaudited Pro Forma Supplementary Data as if the transaction had occurred on January 1, 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Revenue	$163,531	$127,352
Net loss	(28,187)	(47,817)

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

The following table represents a disaggregation of revenue from arrangements with customers for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Subscription services	$56,156	$42,780	$159,136	$118,545
Professional services	1,226	304	2,918	1,296
Total revenue	$57,382	$43,084	$162,054	$119,841

The opening and closing balances of the Company’s receivables, deferred contract costs and contract liabilities from contracts with customers are as follows:

(in thousands)	September 30, 2022	December 31, 2021
Accounts receivable, net	$33,689	$43,336
Deferred contract costs, current portion	9,179	6,880
Deferred contract costs, long-term	13,164	11,667
Deferred revenues	84,324	84,023

Deferred Contract Costs

A summary of the activity impacting the deferred contract costs for the nine months ended September 30, 2022 and the year ended December 31, 2021 is presented below:

(in thousands)	Nine Months Ended September 30, 2022	Twelve Months Ended December 31, 2021
Balance at beginning of period	$18,547	$8,899
Costs amortized	(6,274)	(4,792)
Additional amounts deferred	10,070	14,440
Balance at end of period	22,343	18,547
Classified as:
Current	9,179	6,880
Non-current	13,164	11,667
Total deferred contract costs (deferred commissions)	$22,343	$18,547

Contract Liabilities

A summary of the activity impacting deferred revenue balances during the nine months ended September 30, 2022 and for the year ended December 31, 2021 is presented below:

(in thousands)	Nine Months Ended September 30, 2022	Twelve Months Ended December 31, 2021
Balance at beginning of period	$84,023	$61,200
Revenue recognized	(162,054)	(166,154)
Additional amounts deferred	162,355	188,977
Balance at end of period	$84,324	$84,023

Remaining Performance Obligations

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 65% of the revenue within the next year and the remainder thereafter.

The remaining performance obligations consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Current	$159,699	$155,134
Non-current	86,902	95,354
Total	$246,601	$250,488

5. Leases

The Company leases real estate in the form of office space facilities. Generally, the term for real estate leases ranges from 1 to 9 years at inception of the contract. Some real estate leases include options to renew that can extend the original term by 5 to 10 years.

Operating lease costs are allocated according to headcount to cost of revenue, sales and marketing, product development and general and administrative expenses in the condensed consolidated statements of operations. As of September 30, 2022, the Company does not have any finance leases.

During the first quarter of 2022, the Company gave notice of its intent to extend one of its office lease facilities for an additional five-year period and the extension was accounted for as a lease modification under ASC 842. Accordingly, the Company recorded a right-of-use asset and corresponding operating lease liability of $6.0 million, which represented the present value of the expected future minimum lease payments. During the quarter ended June 30, 2022, the Company’s executive leadership team approved a program to exit the office lease facility and signed an agreement with the landlord to withdraw the Company’s exercise of the option to extend. As a result, the lease will terminate on December 31, 2022. This was accounted for as a lease modification under ASC 842 and the Company reduced the right-of-use asset by $6.0 million in the second quarter of 2022. The Company ceased use of the office facility during the quarter and accordingly recorded an impairment charge of $0.7 million, which represented the remaining carrying value of the right-of-use asset as of June 30, 2022.

Also during the second quarter of 2022, the Company executed a plan to exit one of its office facilities by exercising an early termination clause, which was accounted for as a lease modification under ASC 842. The Company ceased use of the office facility during the second quarter and accordingly recorded a $0.2 million impairment charge, which represented the remaining carrying value of the right-of-use asset as of June 30, 2022.

The Company recorded the following lease costs for the three and nine months ended September 30, 2022:

(in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Lease Cost
Capitalized operating lease cost	$848	$2,571
Variable lease cost	—	1
Total lease cost	$848	$2,572

(in thousands)
Supplemental Cash Flow and Other Information
Cash paid for amounts included in measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$2,340

Right-of-use assets obtained in exchange for lease liabilities:
Capitalized operating leases	$979

Lease term and discount rate consisted of the following at September 30, 2022:

September 30, 2022
Weighted-average remaining lease term (in years):
Capitalized operating leases	5.85

Weighted-average discount rate:
Capitalized operating leases	4.2%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed consolidated balance sheets as of September 30, 2022.

(in thousands)	Capitalized Operating Lease
2022, excluding the nine months ended September 30, 2022	$800
2023	1,955
2024	2,348
2025	2,144
2026	2,071
Thereafter	4,458
$13,776

Imputed interest	1,620
Lease liability balance at September 30, 2022	$12,156

Future aggregate minimum annual lease payments as of December 31, 2021 reported in our 2021 Form 10-K under the previous lease accounting standard were as follows:

(in thousands)	Operating Lease
2022	$3,120
2023	1,895
2024	2,282
2025	2,174
2026	2,165
Thereafter	4,805
$16,441

Total rent expense, which was allocated according to headcount to cost of revenue, sales and marketing, product development and general and administrative expenses in the condensed consolidated statements of operations, was $0.5 and $0.7 million in the three months ended September 30, 2022 and 2021, respectively, and $2.0 million and $2.1 million in the nine months ended September 30, 2022 and 2021, respectively.

6. Short-term Investments

Short-term investments classified as available-for-sale consisted of the following:

	September 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
US Treasuries	$44,892	$—	$(193)	$44,699
Commercial paper	76,309	—	(210)	76,099
Total short-term investments	$121,201	$—	$(403)	$120,798

All short-term investments had stated maturity dates of less than one year.

7. Accounts Receivable

Accounts receivable consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Accounts receivable	$34,615	$44,303
Unbilled receivable	859	430
	35,474	44,733
Less: allowance for doubtful accounts	(1,785)	(1,397)
Accounts receivable, net	$33,689	$43,336

8. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Computers and software	$5,557	$4,744
Furniture and equipment	1,659	1,580
Leasehold improvements	2,798	3,348
	10,014	9,672
Less: accumulated depreciation and amortization	(5,433)	(4,603)
Property and equipment, net	$4,581	$5,069

Depreciation and amortization expense associated with property and equipment was $0.5 million for the three months ended September 30, 2022 and 2021, and $1.7 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively. During the second quarter of 2022, in relation to our office relocations, the Company recorded an impairment charge of $1.0 million, comprised of $0.9 million relating to the operating lease right-of-use assets, and $0.1 million relating to the leasehold improvements. These charges were recognized within Transaction, integration and restructuring expenses in the Company’s condensed consolidated statements of operations. The Company also recorded accelerated depreciation of computer equipment of $0.2 million. In connection with the office relocations, the Company disposed of $1.0 million of fully-depreciated property and equipment in the second quarter of 2022.

9. Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets, as of September 30, 2022 and December 31, 2021, consist of the following:

	September 30, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$409,430	$(119,720)	$289,710
Developed technologies	56,878	(23,379)	33,499
Tradenames	35,881	(6,592)	29,289
Database	49,034	(39,829)	9,205
Total finite-lived intangible assets	551,223	(189,520)	361,703
Goodwill	1,322,959	—	1,322,959
Total goodwill and Intangible assets	$1,874,182	$(189,520)	$1,684,662

	December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$370,030	$(92,942)	$277,088
Developed technologies	51,100	(17,475)	33,625
Tradenames	35,500	(5,034)	30,466
Database	43,080	(31,789)	11,291
Total finite-lived intangible assets	499,710	(147,240)	352,470
Goodwill	1,261,444	—	1,261,444
Total goodwill and Intangible assets	$1,761,154	$(147,240)	$1,613,914

Amortization expense associated with finite-lived intangible assets was $12.7 million and $14.7 million for the three months ended September 30, 2022 and 2021, respectively, of which $3.2 million and $5.4 million was included in cost of revenue for the respective periods. Amortization expense associated with finite-lived intangible assets was $42.5 million and $43.5 million for the nine months ended September 30, 2022 and 2021, respectively, of which $14.1 million and $15.9 million was included in cost of revenue for the respective periods.

Estimated total intangible amortization expense during the next five years and thereafter is as follows:

(in thousands)
2022, excluding the nine months ended September 30, 2022	$12,223
2023	49,385
2024	46,538
2025	42,148
2026	34,883
Thereafter	176,526
Total	$361,703

The carrying amount of goodwill increased by $61.5 million during the nine months ended September 30, 2022 as a result of the of AW acquisition (Note 3).

The Company determined it had one reporting unit. There was no impairment of goodwill in the nine months ended September 30, 2022 or 2021.

10. Long-Term Debt

Long-term debt consisted of the following as of September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$268,125	$(2,186)	$265,939
Less: current portion of long-term debt			6,875
Long-term debt			$259,064

	December 31, 2021
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$273,282	$(2,599)	$270,683
Less: current portion of long-term debt			6,875
Long-term debt			$263,808

During the nine months ended September 30, 2022, the Company repaid $5.2 million in outstanding principal of the 2021 Term Loan.

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

The 2021 Term Loan is subject to annual amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on December 31, 2021 (the "Initial Amortization Date"), equal to approximately 2.5% per annum of the principal amount of the term loans in the first year and second year after the Initial Amortization Date and approximately 5.0% per annum of the principal amount of the term loans in the third year, fourth year and fifth year after the Initial Amortization Date. A balloon payment of approximately $220.0 million will be due at the maturity of the 2021 Term Loan. There was $268.1 million outstanding on the 2021 Term Loan at September 30, 2022.

DH Holdings is required to pay the lenders under the 2021 Credit Agreement an unused commitment fee of between 0.25% and 0.30% per annum on the undrawn commitments under the 2021 Revolving Line of Credit, depending on the total net leverage ratio, quarterly in arrears. The expense is included in interest expense in the statements of operations. There was no outstanding balance on the 2021 Revolving Line of Credit at September 30, 2022.

For both the 2021 Term Loan and 2021 Revolving Line of Credit, DH Holdings may elect from several interest rate options based on the LIBO Rate or the Base Rate plus an applicable margin. The applicable margin is based on the total leverage ratio beginning in the fiscal year ended December 31, 2022. As of September 30, 2022, the effective interest rate was 4.87%.

On October 31, 2022, the Company amended the 2021 Credit Agreement to replace the LIBO rate with Term SOFR plus an applicable rate.

In connection with the 2021 Credit Agreement, the Company capitalized financing costs totaling $3.5 million, $2.8 million for the 2021 Term Loan facility and $0.8 million for the 2021 Revolving Line of Credit. The financing costs associated with the 2021 Term Loan facility are recorded as a contra-debt balance in Term loan, net of current portion in the condensed consolidated balance sheets and are amortized over the remaining life of the loan using the effective interest method. The financing costs associated with the 2021 Revolving Line of Credit are recorded in Other assets in the condensed consolidated balance sheet are amortized over the life of the arrangement. At September 30, 2022, the unamortized financing costs were $0.6 million.
11. Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to risks from changes in interest rates related to the 2021 Term Loan (See Note 10. Long-Term Debt). The Company uses derivative financial instruments, specifically, interest rate swap contracts, in order to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Our primary objective in holding derivatives is to reduce the volatility of cash flows associated with changes in interest rates. The Company does not enter into derivative transactions for speculative or trading purposes.

Cash Flow Hedges of Interest Rate Risk

In March of 2022, the Company entered into two interest rate swap agreements. As of September 30, 2022, the two outstanding interest rate swap agreements each had a notional value of $67.0 million. The Company has not recorded any amounts due to ineffectiveness for the nine months ended September 30, 2022. The notional value of each interest rate swap agreement is expected to match the corresponding principal amount of a portion of our borrowings under the 2021 Term Loan. The swap agreements became effective as of March 31, 2022 and mature on March 31, 2025. During this period, the two notional amounts will have fixed interest rates of 2.0135% and 2.012%, and the counterparties to each of the agreements will pay the Company interest at a floating rate based on the one-month USD-LIBOR swap rate on the notional amounts. Interest payments will be made monthly on a net settlement basis.

On October 31, 2022, in conjunction with the amendment to the 2021 Credit Agreement (See Note 10. Long-Term Debt), the Company amended the two interest rate swap agreements to replace the LIBO rate with Term SOFR.

The derivative interest rate swaps are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in accumulated other comprehensive income (“AOCI”) on our Condensed Consolidated Balance Sheets and reclassified to interest expense, net, when the underlying transaction has an impact on earnings. The Company expects to recognize approximately $3.0 million of net pre-tax gains from accumulated other comprehensive income as a reduction of interest expense in the next twelve months associated with its interest rate swap. The Company recognizes derivative instruments and hedging activities on a gross basis as either assets or liabilities on the Company’s Condensed Consolidated Balance Sheets and measures them at fair value. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions.

The fair values of the interest rate swaps and their respective locations in our condensed consolidated balance sheets at September 30, 2022 were as follows:

(in thousands)
Description	Balance Sheet Location	September 30, 2022
Short-term derivative asset	Prepaid expenses and other current assets	$3,027
Long-term derivative asset	Other assets	3,646

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

Debt

The Company’s short- and long-term debt are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The carrying values and estimated fair values of the Company’s short- and long-term debt approximate their carrying values as of September 30, 2022 and December 31, 2021, based on interest rates currently available to the Company for similar borrowings.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of its derivatives held as of September 30, 2022 were classified as Level 2 in the fair value hierarchy.

Contingent consideration

The deferred consideration that resulted from the acquisition of Analytical Wizards in the first quarter of 2022, which is subject to the meeting of certain expense control metrics during the two-year period following the AW acquisition, is measured at fair value on a recurring basis. The fair value was estimated based on the present value of the amount expected to be paid at the end of the measurement period. At September 30, 2022, the fair value of the contingent consideration was estimated to be $1.0 million and is included in other long-term liabilities on the condensed consolidated balance sheet.

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

Earnout liabilities are classified within Level 3 in the fair value hierarchy because the methodology used to develop the estimated fair value includes significant unobservable inputs reflecting management’s own assumptions. The table below presents a reconciliation of earnout liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	September 30, 2022	December 31, 2021
Balance at beginning of period	$7,500	$5,236
Additions	1,000	—
Net change in fair value and other adjustments	—	3,764
Payments	(7,500)	(1,500)
Balance at end of period	$1,000	$7,500

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

During the second quarter of 2022, in relation to our office relocations, the Company recorded an impairment charge of $1.0 million, comprised of $0.9 million relating to the operating lease right-of-use assets, and $0.1 million relating to the leasehold improvements. The fair value determination was based on valuation techniques using the best information available and included comparable market information and discounted cash flow projections.

At September 30, 2022, assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$102,741	$102,741	$—	$—
Commercial paper (maturities less than 90 days)	13,539	—	13,539	—
Short-term investments:
U.S. Treasuries	44,699	—	44,699	—
Commercial paper	76,099	—	76,099	—
Prepaid expenses and other current assets:
Interest rate swap contracts	3,027	—	3,027	—
Other assets:
Interest rate swap contracts	3,646	—	3,646	—
Liabilities:
Other long-term liabilities:
Contingent consideration	1,000	—	—	1,000

At December 31, 2021, except for the contingent consideration noted above, the estimated fair values of all of the Company’s financial assets and liabilities subject to the three-level fair value hierarchy approximated their carrying values due to their short-term maturities (less than 12 months).

13. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Payroll and payroll-related	$9,983	$10,311
Contingent consideration, current	—	7,500
Sales, franchise and other taxes	3,844	1,785
Other	5,058	3,062
Accrued expenses and other current liabilities	$18,885	$22,658

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

During the nine months ended September 30, 2022, 7,615,824 Definitive OpCo Units held by Continuing LLC Members were exchanged for shares of Class A Common Stock of Definitive Healthcare Corp. pursuant to the terms of the Amended LLC Agreement. In addition, 316,046 restricted stock units vested, resulting in the issuance of 316,046 shares of Class A Common Stock of Definitive Healthcare Corp., for which Definitive OpCo Units were issued on a one-for-one basis pursuant to the Definitive OpCo second amended and restated limited liability company agreement entered into in connection with the IPO.

As of September 30, 2022, Definitive Healthcare Corp. held 104,961,965 units in the Definitive OpCo resulting in an ownership interest of 68.3% and a noncontrolling interest of 31.7%.

15. Accumulated Other Comprehensive Income

The following table summarize the changes in accumulated balances of other comprehensive income for the three and nine months ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
(in thousands)	Unrealized Gains on Cash Flow Hedges	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Total	Unrealized Gains on Cash Flow Hedges	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$2,150	$(290)	$134	$1,994	$—	$—	$62	$62
Other comprehensive income (loss) before reclassifications	2,288	31	(355)	1,964	4,162	(259)	(283)	3,620
Amounts reclassified from AOCI	(47)	—	—	(47)	229	—	—	229
Ending balance	$4,391	$(259)	$(221)	$3,911	$4,391	$(259)	$(221)	$3,911

	Three months ended September 30, 2021				Nine months ended September 30, 2021
(in thousands)	Unrealized Gains on Cash Flow Hedges	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Total	Unrealized Gains on Cash Flow Hedges	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$—	$—	$13	$13	$—	$—	$(131)	$(131)
Other comprehensive income (loss)	—	—	11	11	—	—	155	155
Ending balance	$––	$––	$24	$24	$––	$––	$24	$24

16. Equity-Based Compensation

Equity-based compensation expense is allocated to all departments based on the recipients of the compensation. A summary of the expense by line item in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, respectively, is provided in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$236	$48	$698	$79
Sales and marketing	2,260	326	11,062	567
Product development	2,171	187	5,301	341
General and administrative	4,466	1,756	7,949	3,351
Total compensation expense	$9,133	$2,317	$25,010	$4,338

2021 Equity Incentive Plan

The Definitive Healthcare Corp. 2021 Equity Incentive Plan (the “2021 Plan”) was adopted in September 2021. The types of grants available under the 2021 Plan include stock options (both incentive and non-qualified), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), and stock-based awards.

The aggregate number of shares of Class A Common Stock available for grant under the 2021 Plan was 5,261,049 shares at September 30, 2022. The outstanding RSUs have time-based and/or performance-based vesting criteria.

Time-Based RSUs

Outstanding time-based RSUs generally vest partially on the one-year anniversary of each grant and quarterly over the subsequent two- or three-year period. The following table summarizes the Company’s unvested time-based RSU activity for the nine months ended September 30, 2022:

	Time-Based RSUs
		Weighted
	Restricted	Average Grant
	Stock Units	Date Fair Value
Unvested at December 31, 2021	1,935,899	$32.59
Granted	1,817,156	22.59
Vested	(452,046)	25.19
Forfeited	(169,157)	25.63
Unvested at September 30, 2022	3,131,852	$28.23

The Company recognized $7.1 million and $19.2 million in stock-based compensation expense associated with time-based RSUs in the three and nine months ended September 30, 2022, respectively, and $0.4 million in the three and nine months ended September 30, 2021. Total unrecognized expense for these awards was estimated to be $76.2 million at September 30, 2022, to be recognized over a weighted-average period of approximately 2.7 years.

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

The following table summarizes the Company’s unvested PSU activity for the nine months ended September 30, 2022.

	Performance-Based PSUs
		Weighted
	Restricted	Average Grant
	Stock Units	Date Fair Value
Unvested at December 31, 2021	164,351	$27.00
Granted	125,000	54.25
Vested	—	—
Forfeited	(9,259)	27.00
Unvested at September 30, 2022	280,092	$39.16

The number of PSUs awarded represents the target number of shares of common stock that may be earned; however, the actual number of shares may vary based on the satisfaction of performance criteria. The Company recognized $0.5 million and $1.2 million in stock-based compensation expense associated with PSUs in the three and nine months ended September 30, 2022, respectively, and did not recognize any expense associated with performance-based RSUs in the three or nine months ended September 30, 2021. Total unrecognized expense for these awards was estimated to be $6.3 million at September 30, 2022, to be recognized over a weighted-average period of approximately 1.7 years.

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

The following table summarizes the Company’s unvested unit activity.

	Time-Based
		Weighted
	Non-Vested	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2021	2,756,406	$2.02
Vested	(906,377)	2.20
Forfeited	(61,905)	1.85
Unvested at September 30, 2022	1,788,124	$1.94

The Company recorded $1.5 million and $4.5 million in stock-based compensation expense associated with these units in the three and nine months ended September 30, 2022, respectively. The Company recorded $0.8 million and $1.7 million in stock-based compensation expense associated with these units in the three and nine months ended September 30, 2021, respectively. The Company also recorded $1.9 million in incremental compensation expense in the third quarter of 2021 associated with the acceleration of an equity-based award upon retirement of an executive officer. At September 30, 2022, the Company had approximately $10.6 million of unrecognized unit-based compensation expense for unvested units, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

17. Retirement Plan

The Company has a 401(k) plan covering all employees who have met certain eligibility requirements. The Company made matching contributions in accordance with the plan documents. The Company incurred $0.7 million and $2.6 million in employer matching contributions during the three and nine months ended September 30, 2022, respectively, and $0.6 million and $1.7 million during the three and nine months ended September 30, 2021, respectively.

18. Income Taxes

During the three months ended September 30, 2022, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s scheduled reversal of deferred tax liabilities and cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

As of September 30, 2022, the Company has recorded a net deferred tax liability of $91.5 million. The net deferred tax liability reflects a valuation allowance against deferred tax assets that are more likely than not to not be realized as well as reversing taxable temporary differences that will not provide a source of taxable income due to attribute limitation rules.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of September 30, 2022 and December 31, 2021, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

The Company's effective tax rate was 0.2% and (0.3%) for the three months ended September 30, 2022 and 2021, respectively, and 0.5% and (0.3%) for the nine months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance recorded, foreign tax rates that differ from the U.S. statutory tax rate, and partnership income that is not taxed.

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

In connection with the IPO, the Company entered into a Tax Receivable Agreement ("TRA") and has recorded a liability under the TRA of $157.2 million as of September 30, 2022. During the three and nine months ended September 30, 2022, the Company recognized a TRA remeasurement gain of $5.2 million and $8.3 million within Other income, net in the Company’s condensed consolidated statements of operations. Under the TRA, the Company generally will be required to pay to the Original LLC Unitholders 85% of the amount of cash savings, if any, in U.S. federal, state, or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes created as a result of any sales or exchanges (as determined for U.S. federal income tax purposes) to or with the Company of their interests in AIDH TopCo, LLC, including any basis adjustment relating to the assets of AIDH TopCo, LLC, (ii) existing tax attributes acquired by the Company in the pre-IPO restructuring, and (iii) tax benefits attributable to payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid. No amounts are expected to be paid within the next 12 months.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock for the three and nine months ended September 30, 2022 and 2021. The basic and diluted earnings per share for the three and nine months ended September 30, 2021 reflects only the period from September 15, 2021 to September 30, 2021, which represents the period wherein the Company had outstanding Class A Common Stock.

(in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Numerator:
Net loss	$(6,354)	$(20,966)	$(28,990)	$(46,493)
Less: Net loss attributable to Definitive OpCo prior to the Reorganization Transactions	—	(7,816)	—	(33,343)
Less: Net loss attributable to noncontrolling interests	(3,665)	(5,172)	(12,527)	(5,172)
Net loss attributable to Definitive Healthcare Corp.	$(2,689)	$(7,978)	$(16,463)	(7,978)

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock for the three and nine months ended September 30, 2022 and 2021 (per share amounts unaudited).

(in thousands, except number of shares and per share amounts)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Basic net loss per share attributable to common stockholders
Numerator:
Allocation of net loss attributable to Definitive Healthcare Corp.	$(2,689)	$(7,978)	$(16,463)	$(7,978)
Denominator:
Weighted average number of shares of Class A Common Stock outstanding	102,904,565	88,263,333	99,776,742	88,263,333
Net loss per share, basic and diluted	$(0.03)	$(0.09)	$(0.16)	$(0.09)

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

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the period presented because their effect would have been anti-dilutive:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Definitive OpCo Units (vested and unvested)	50,566,898	60,020,525
Restricted Stock Units	3,411,944	1,462,025

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

Revenues by geographic area presented based upon the location of the customer are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
United States	$54,483	$40,863	$154,091	$114,339
Rest of world	2,899	2,221	7,963	5,502
Total revenues	$57,382	$43,084	$162,054	$119,841

For a summary of our revenue disaggregated by service, refer to Note 4. Revenue.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. Long-lived assets by geographic area presented based upon the location of the assets are as follows:

(in thousands)	September 30, 2022	December 31, 2021
United States	$4,069	$4,705
Rest of world	512	364
Total long-lived assets	$4,581	$5,069

21. Related Parties

The Company has engaged in revenue transactions within the ordinary course of business with entities affiliated with its private equity Sponsors and with members of the Company’s board of directors. During each of the three months ended September 30, 2022 and 2021 the Company recorded revenue from related parties of $0.2 million and $0.3 million, respectively. During each of the nine months ended September 30, 2022 and 2021 the Company recorded revenue from related parties of $0.7 million, respectively. The associated receivable for the related party revenue transactions amounted to $0.1 million and $0.6 million at September 30, 2022 and December 31, 2021, respectively.

The Company reimburses its private equity sponsors for services and any related travel and out-of-pocket expenses. Such expenses were not material for the three months ended September 30, 2022 and 2021 and for the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company had expenses for services, travel and out-of-pocket expenses to its private equity sponsors of $0.2 million. The associated payable for the service transactions was not material at September 30, 2022 and December 31, 2021.

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

Overview

Definitive Healthcare is a leading provider of healthcare commercial intelligence. Our solutions provide accurate and comprehensive information on healthcare providers and their activities to help our customers optimize everything from product development to go-to-market planning and sales and marketing execution. Delivered through our software as a service (“SaaS”) platform, our intelligence has become important to the commercial success of our over 3,000 customers as of September 30, 2022. We define a customer as a company that maintains one or more active paid subscriptions to our platform.

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

Macroeconomic Conditions

As a corporation with a global footprint, we are subject to risks and exposures caused by significant events and their macroeconomic impacts, including, but not limited to, the COVID-19 pandemic, the Russia-Ukraine war, global geopolitical tension and more recently, rising inflation and interest rates, volatility in the capital markets and related market uncertainty. We continuously monitor the direct and indirect impacts, and the potential for future impacts, of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. While our revenue and earnings have historically been relatively predictable as a result of our subscription-based business model, the potential implications of these macroeconomic events on our business, results of operations and overall financial position, particularly in the long term, introduce additional uncertainty.

At the outset of the COVID-19 pandemic, we experienced a brief slowdown in new bookings during the second quarter of 2020. In response to the pandemic, we introduced information on telehealth adoption, COVID-19 analytics and more, and benefitted from reduced travel expenses. As the pandemic evolves, its continued impacts are uncertain, as are the impacts of worsening global macroeconomic conditions worldwide. Our current and prospective customers are impacted by worsening macroeconomic conditions to varying degrees and as a result, in some cases we are observing deal cycles lengthen for new and existing customers. We are continuing to evaluate these impacts and the potential for future impacts on our business and results of operations.

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depend on many factors, including the following:

Acquiring New Customers

We plan to continue to organically grow the number of customers that use our platform by increasing demand for our platform and penetrating our addressable market. Our results of operations and growth prospects will depend in part on our ability to attract new customers. We intend to drive new customer acquisition with our efficient go-to-market engine by continuing to invest in our sales and marketing efforts and developing new use cases for our platform. As of September 30, 2022 and December 31, 2021, we had over 3,000 and 2,800 customers, respectively. We have identified more than 100,000 potential customers across the healthcare ecosystem that we believe could benefit from our platform. Our ability to attract and acquire new customers is dependent on the strength of our platform and effectiveness of our go-to-market strategy, as well as macroeconomic factors and their impact on our potential customers’ business spending.

Expanding Relationships with Existing Customers

We believe there is a significant opportunity to generate additional revenue from our existing customer base.

Our customers have historically increased their spending by adding intelligence modules and expanding use-cases across departments. Our customers are typically assigned to one of our vertically-focused teams, which is responsible for driving usage and increasing adoption of the platform, identifying expansion opportunities and driving customer renewals. Real-time input from these customer-centric teams is fed directly into our product innovation teams, enhancing the development of new intelligence modules. We believe this feedback loop and our ability to innovate creates significant opportunities for continual existing customer expansion. Our ability to generate additional revenue from existing customers is also subject to such existing customers’ business spending trends and the impact of macroeconomic conditions thereon.

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

The following table presents a reconciliation of Gross Profit to Adjusted Gross Profit and Adjusted Gross Margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Reported gross profit	$47,658	$32,599	$129,224	$90,050
Amortization of intangible assets resulting from acquisition- related purchase accounting adjustments (a)	2,910	5,096	13,314	15,125
Equity compensation costs	236	48	698	79
Adjusted Gross Profit	$50,804	$37,743	$143,236	$105,254
Revenue	$57,382	$43,084	$162,054	$119,841
Adjusted Gross Margin	89%	88%	88%	88%

(a)
Amortization of intangible assets resulting from purchase accounting adjustments represents non-cash amortization of acquired intangibles, primarily resulting from the Advent Acquisition.

Adjusted EBITDA and Adjusted EBITDA Margin

We present “Adjusted EBITDA” as a measure of our operating performance. EBITDA is defined as earnings before (i) debt-related costs, including interest expense and loss from extinguishment of debt, (ii) interest income, (iii) provision for taxes, and (iv) depreciation and amortization. Management further adjusts EBITDA in its presentation of Adjusted EBITDA to exclude (i) other (income) expense, (ii) equity-based compensation, (iii) acquisition, integration and restructuring expenses and (iv) other non-recurring and one-time expenses. We exclude these items because they are non-cash or non-recurring in nature, and therefore we do not believe them to be representative of ongoing operational performance. Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of revenue. Adjusted EBITDA and Adjusted EBITDA Margin are key metrics used by management and our board of directors to assess the profitability of our operations. We believe these metrics provide useful measures to investors to assess our operating performance and in measuring the profitability of our operations on a consolidated level.

The following table presents a reconciliation of Net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(6,354)	$(20,966)	$(28,990)	$(46,493)
Interest expense, net	2,466	7,186	6,930	23,956
Loss from extinguishment of debt	—	9,873		9,873
Income tax benefit	(15)	—	(141)	—
Depreciation & amortization	13,192	15,116	44,218	44,710
EBITDA	9,289	11,209	22,017	32,046
Other (income) expense, net (a)	(5,528)	(119)	(9,429)	(143)
Equity-based compensation (b)	9,133	2,317	25,010	4,338
Transaction, integration and restructuring expenses (c)	2,945	(137)	6,362	3,332
Other non-recurring items (d)	547	1,149	2,738	3,313
Adjusted EBITDA	$16,386	$14,419	$46,698	$42,886
Revenue	$57,382	$43,084	$162,054	$119,841
Adjusted EBITDA Margin	29%	33%	29%	36%

(a)
Primarily represents foreign exchange and TRA liability remeasurement gains and losses.
(b)
Equity-based compensation represents non-cash compensation expense recognized in association with equity awards made to employees and directors.
(c)
Transaction and integration expenses primarily represent legal, accounting and consulting expenses and fair value adjustments for contingent consideration related to our acquisitions, including a go-to market integration project conducted in the third quarter of 2022. Restructuring expenses relate to impairment and restructuring charges related to office relocations.
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

Unfavorable macroeconomic challenges are elongating deal cycles as customers implement more stringent approval processes or push out final decisions to later periods. This behavior includes upsells to existing customers and as a result, we expect NDR growth rates at the end of 2022 and 2023 to be reduced unless conditions improve.

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

Our cRPO will continue to be impacted by macroenvironment challenges, which have resulted in elongating deal cycles as customers implement more stringent approval processes or push out final decisions to later periods. We expect this trend to reduce our revenue growth rate in 2023 if the macroenvironment remains challenged.

The following table presents cRPO as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Current	$159,699	$155,134
Non-current	86,902	95,354
Total	$246,601	$250,488

Impact of Acquisitions

We seek to enhance our platform, data and business through internal development and through acquisitions of and investments in businesses that broaden and strengthen our platform. In February 2022, we completed our acquisition of Analytical Wizards. This acquisition further strengthens our data platform and our business. Acquisitions can result in transaction costs, amortization expenses and other adjustments as purchase accounting requires that all assets acquired and liabilities assumed be recorded at fair value on the acquisition date. Refer to Note 3. Acquisitions in the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

Components of our Results of Operations

Revenue

For the nine months ended September 30, 2022, we derived approximately 98% of our revenue from subscription services and the remainder from professional services. Our subscription services consist primarily of subscription fees for access to our platform. Our subscription contracts typically have a term ranging from 1 to 3 years and are non-cancellable. We typically bill for services in advance annually, and we typically require payment at the beginning of each annual period. Our subscription revenue is recognized ratably over the contract term. Our professional services revenue typically is derived from non-recurring consulting services which are generally capable of being distinct and can be accounted for as separate performance obligations. Revenue related to these professional services is insignificant and is recognized at a point in time, when the performance obligations under the terms of the contract are satisfied and control has been transferred to the customer.

Because of the macroenvironment challenges described above, we expect a reduction in our revenue growth rate for 2023.

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

Operating Expenses

The most significant component of our operating expenses is personnel costs, which consist of salaries, bonuses, sales commissions, stock-based compensation, and other employee-related benefits. Operating expenses also include non-personnel costs such as facilities, technology, professional fees, and marketing. While rising inflation and increases to the cost of and competition for labor could negatively impact our operating expenses in the future, currently we do not believe that this is materially affecting our business.

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

Product development. Product development expenses primarily consist of personnel costs such as salaries, bonuses, stock-based compensation, and other employee-related benefits for our engineering, data science and product teams, as well as non-personnel costs including overhead costs. We believe that our core technologies and ongoing innovation represent a significant competitive advantage for us, and we continue to invest in systems optimization and module improvements for our customers, enhance our software development team and invest in automation and A.I. to drive higher quality data and deeper insights.

General and administrative. General and administrative expenses primarily consist of personnel costs such as salaries, bonuses, stock-based compensation, and other employee-related benefits for our executive, finance, legal, human resources, IT and operations, and administrative teams, as well as non-personnel costs including overhead costs, professional fees and other corporate expenses. General and administrative costs have increased relative to prior periods due to the incremental costs associated with operating as a public company, including corporate insurance costs, incremental accounting and legal expenses, and additional resources associated with controls, reporting, and disclosure.

Depreciation and Amortization. Depreciation and amortization expenses consist primarily of amortization of intangible assets resulting from acquisitions and business combinations, as well as depreciation of property and equipment.

Transaction, integration and restructuring expenses. Transaction, integration and restructuring expenses are costs directly associated with various acquisition and integration activities we have undertaken, primarily accounting and legal due diligence, and consulting and advisory fees as well as expenses related to our office relocations.

Other Expense, Net

Other expense, net consists primarily of interest expense, net and other income (expense), net.

Interest expense, net consists primarily of interest expense on our debt obligations and the amortization of debt discounts and debt issuance costs, less interest income. We expect to realize a reduction in our interest expense during 2022 over prior periods resulting from the repayment of a portion of our outstanding indebtedness with the proceeds from the IPO in September 2021. Should the recent rise in interest rates continue, it is expected that interest expense will increase in 2023 for the unhedged portion of our outstanding debt while interest rate swap agreements will keep the hedged portion of outstanding debt fixed.

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

Results of Operations

The following table sets forth a summary of our condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue	$57,382	$43,084	$162,054	$119,841
Cost of revenue:
Cost of revenue exclusive of amortization	6,569	5,129	18,717	13,895
Amortization	3,155	5,356	14,113	15,896
Total cost of revenue	9,724	10,485	32,830	29,791
Gross profit	47,658	32,599	129,224	90,050
Operating expenses:
Sales and marketing	21,184	14,376	66,062	39,003
Product development	9,205	4,746	24,761	12,817
General and administrative	13,718	7,880	33,564	18,891
Depreciation and amortization	10,037	9,760	30,105	28,814
Transaction, integration and restructuring expenses	2,945	(137)	6,362	3,332
Total operating expenses	57,089	36,625	160,854	102,857
Loss from operations	(9,431)	(4,026)	(31,630)	(12,807)
Other income (expense), net	3,062	(16,940)	2,499	(33,686)
Loss before income taxes	(6,369)	(20,966)	(29,131)	(46,493)
Income tax benefit	15	—	141	—
Net loss	(6,354)	(20,966)	(28,990)	(46,493)
Less: Net loss attributable to Definitive OpCo prior to the Reorganization Transactions	—	(7,816)	—	(33,343)
Less: Net loss attributable to noncontrolling interests	(3,665)	(5,172)	(12,527)	(5,172)
Net loss attributable to Definitive Healthcare Corp.	$(2,689)	$(7,978)	$(16,463)	$(7,978)

Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

Revenue

Revenue increased $14.3 million, or 33%, in the three months ended September 30, 2022 compared with the same period in the prior year, driven by higher subscription revenue of $13.4 million. This increase was primarily due to net expansion with existing customers, as well as organic addition of new customers, and the addition of new customers resulting from the acquisition of Analytical Wizards.

Cost of Revenue

Cost of revenue decreased $0.8 million, or 7%, in the three months ended September 30, 2022 compared with the same period in the prior year, primarily due to lower amortization of acquired technology costs, partially offset by increased hosting fees, increases in employee benefit and insurance costs and, to a lesser extent, incremental personnel costs resulting from the acquisition of Analytical Wizards.

Operating Expenses

Operating expenses increased $20.5 million, or 56%, during the three months ended September 30, 2022 compared with the same period in the prior year. While inflation has generally contributed to rising vendor and labor costs, we believe the increase to operating expenses was primarily due to:

•
An increase in sales and marketing expense of $6.8 million for the three months ended September 30, 2022, due primarily to increased personnel costs resulting from additional hiring, as well as increases in stock-based compensation expense and in employee benefit and insurance costs;

•
An increase in product development expense of $4.5 million for the three months ended September 30, 2022, due primarily to increased personnel costs resulting from additional hiring and the acquisition of Analytical Wizards, as well as increases in stock-based compensation expense and in employee benefit and insurance costs;
•
An increase in general and administrative expense of $5.8 million for the three months ended September 30, 2022, due primarily to increased personnel costs arising from additional hiring and increases in employee benefit and insurance costs, as well as increases in stock-based compensation expense, bad debt expense and additional accounting and legal expenses resulting from the transition to becoming a publicly-traded company. If the macroenvironment trends described above continue, we may experience additional increases in bad debt expense in the future;
•
An increase in transaction, integration and restructuring expenses of $3.1 million for the three months ended September 30, 2022, due primarily to a go-to-market integration project conducted in the third quarter of 2022.

Other Income (Expense), Net

Total other income, net was $3.1 million for the three months ended September 30, 2022, driven primarily by a TRA liability remeasurement gain of $5.2 million, partially offset by $2.5 million of interest expense, net. Total other expense, net of $16.9 million for the three months ended September 30, 2021 was driven by a $9.9 million loss from the extinguishment of debt and interest expense of $7.2 million. Interest expense, net was lower in the three months ended September 30, 2022 compared with the same period in the prior year due to lower interest rates and a lower outstanding debt balance resulting from the refinancing of the Company’s debt in September of 2021.

Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

Revenue

Revenue increased $42.2 million, or 35%, in the nine months ended September 30, 2022 compared with the same period in the prior year, driven by higher subscription revenue of $40.6 million. This increase was primarily due to net expansion with existing customers, as well as organic addition of new customers, and the addition of new customers resulting from the acquisition of Analytical Wizards.

Cost of Revenue

Cost of revenue increased $3.0 million, or 10%, in the nine months ended September 30, 2022 compared with the same period in the prior year, primarily due to increased data and hosting fees, increases in employee benefit and insurance costs and, to a lesser extent, incremental personnel costs resulting from the acquisition of Analytical Wizards, partially offset by lower amortization of acquired technology costs.

Operating Expenses

Operating expenses increased $58.0 million, or 56%, during the nine months ended September 30, 2022 compared with the same period in the prior year. While inflation has generally contributed to rising vendor and labor costs, we believe the increase to operating expenses was primarily due to:

•
An increase in sales and marketing expense of $27.1 million for the nine months ended September 30, 2022, due primarily to increased personnel costs resulting from additional hiring, as well as increases in stock-based compensation expense and in employee benefit and insurance costs;
•
An increase in product development expense of $11.9 million for the nine months ended September 30, 2022, due primarily to increased personnel costs resulting from additional hiring and the acquisition of Analytical Wizards, as well as increases in stock-based compensation expense and in employee benefit and insurance costs;
•
An increase in general and administrative expense of $14.7 million for the nine months ended September 30, 2022, due primarily to increased personnel costs arising from additional hiring and increases in employee benefit and insurance costs, as well as increases in stock-based compensation expense, bad debt expense and additional accounting and legal expenses resulting from the transition to becoming a publicly traded company. If the macroenvironment trends described above continue, we may experience additional increases in bad debt expense in the future;
•
An increase in transaction, integration and restructuring expenses of $3.0 million for the nine months ended September 30, 2022, due primarily to costs from the acquisition of Analytical Wizards, restructuring costs and a go-to-market integration project conducted in the third quarter of 2022.

Other Income (Expense), Net

Total other income, net was $2.5 million for the nine months ended September 30, 2022, driven primarily by a TRA liability remeasurement gain of $8.3 million, partially offset by $6.9 million of interest expense, net. Total other expense, net of $33.7 million for the nine months ended September 30, 2021 was driven by a $9.9 million loss from the extinguishment of debt and interest expense, net of $24.0 million. Interest expense, net was lower in the nine months ended September 30, 2022 compared with the same period in the prior year due to lower interest rates and a lower outstanding debt balance resulting from the refinancing of the Company’s debt in September of 2021.

Liquidity and Capital Resources

Overview

As of September 30, 2022, we had $228.8 million of cash and cash equivalents, $120.8 million of short-term investments and $75.0 million available under our revolving credit facility. Our principal sources of liquidity are cash and cash equivalents and short-term investments on hand, primarily from our IPO and follow-on offerings, as well as the cash flows we generate from operations. Our principal uses of liquidity have been primarily for investment in long-term growth of the business through capital expenditures and acquisitions, as well as debt services and distributions to members of Definitive OpCo. In addition, on October 7, 2022, we filed a registration statement on Form S-3 with the SEC using a “shelf” registration process. If and when we utilize the shelf registration, we will be able to, from time to time, offer and sell, either individually or in combination, in one or more offerings of the securities described in the shelf registration statement. Each time we offer securities under this shelf registration, we will provide a prospectus supplement that will contain more specific information about the terms of that offering.

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

Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. See “Risk Factors” in our 2021 Form 10-K and the factors described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Macroeconomic conditions, including rising inflation and a potential recession, could increase our anticipated funding requirements. In the event we need to seek additional funding, rising interest rates, stock market volatility or other unfavorable macroeconomic conditions may also prevent us from obtaining additional financing on favorable terms or at all. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. In addition, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell or issue additional equity to finance such acquisitions, which could possibly result in additional expenses or dilution.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash provided by (used in):
Operating activities	$39,799	$20,993
Investing activities	(181,017)	(5,662)
Financing activities	(17,239)	149,695
Change in cash and cash equivalents (excluding effect of exchange rate changes)	$(158,457)	$165,026

Cash Flows provided by Operating Activities

Net cash provided by operating activities was $39.8 million during the nine months ended September 30, 2022, primarily as a result of a net loss of $29.0 million, offset by non-cash charges of $68.8 million. The non-cash charges were primarily comprised of amortization of intangible assets of $42.5 million, equity compensation costs of $25.0 million, and amortization of deferred contract costs of $6.3 million, offset by a gain on remeasurement of the TRA of $8.3 million. The net decrease in operating assets and liabilities of $0.1 million was primarily the result of cash outflows resulting from an increase in deferred contract costs of $10.1 million, a decrease in deferred revenue due to the time of billings and cash received in advance of revenue recognition for subscription services of $3.0 million, and a decrease in accounts payable, accrued expenses, and other current liabilities, collectively, of $2.4 million. These decreases were almost entirely offset by decreases in accounts receivable of $12.5 million and a decrease in prepaids and other assets of $2.6 million.

Net cash provided by operating activities was $21.0 million during the nine months ended September 30, 2021, primarily as a result of a net loss of $46.5 million, which was offset by non-cash charges of $66.9 million. The non-cash charges were primarily comprised of amortization of intangible assets of $43.5 million, a loss on the extinguishment of the previous debt facility of $9.9 million, equity compensation costs of $4.3 million, a $3.2 million increase in the earnout liability related to the Monocl acquisition, amortization of deferred contract costs of $3.2 million, and amortization of debt issuance costs of $1.5 million. The change in operating assets and liabilities was primarily the result of an increase in deferred revenue of $9.0 million due to the timing of billings and cash received in advance of revenue recognition for subscription services and a decrease in accounts receivable of $5.2 million, partially offset by an increase in deferred contract costs of $9.0 million and cash outflows resulting from lower accounts payable, accrued expenses and other current liabilities collectively of $4.0 million.

Cash Flows used in Investing Activities

Cash used in investing activities during the nine months ended September 30, 2022 was $181.0 million, driven primarily by $217.3 million in purchases of short-term investments, partially offset by $96.0 million in maturities of short-term investments, and $56.3 million paid to complete the purchase of Analytical Wizards (net of cash acquired).

Cash used in investing activities during the nine months ended September 30, 2021 was $5.7 million, primarily related to purchases of data and expenditures associated with the buildout of one of our office facilities.

Cash Flows (used in) provided by Financing Activities

Cash used in financing activities during the nine months ended September 30, 2022 was $17.2 million, primarily driven by $6.9 million in tax distribution payments to members, repayments of the 2021 Term Loan of $5.2 million, taxes paid related to the net share settlement of equity awards of $2.7 million, $1.3 million in payments of deferred equity offering issuance costs, and $1.1 million in payments of contingent consideration arising from the Monocl acquisition.

Cash provided by financing activities during the nine months ended September 30, 2021 was $149.7 million, primarily driven by net proceeds received from the Company's IPO in September 2021 of $360.0 million and proceeds of $275.0 million from the 2021 Term Loan under the 2021 Credit Agreement executed in the third quarter of 2021. These cash inflows were partially offset by repayments of the 2019 Term Loan of $472.7 million, distribution payments made to members of $7.1 million, and payments of debt issuance costs of $3.5 million.

Refer to Debt Obligations for additional information related to our debt obligations.

Debt Obligations

The 2021 Term Loan of $275.0 million has a maturity date of September 17, 2026. The 2021 Term Loan was recorded net of $3.5 million in issuance costs, which are amortized to interest expense over the term of the loan using the effective interest method.

The 2021 Term Loan is subject to annual amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on the Initial Amortization Date, equal to approximately 2.5% per annum of the principal amount of the term loans in the first year and second year after the Initial Amortization Date and approximately 5.0% per annum of the principal amount of the term loans in the third year, fourth year, and fifth year after the Initial Amortization Date. A balloon payment of approximately $220.0 million will be due at maturity. There was $268.1 million outstanding on the 2021 Term Loan at September 30, 2022.

The 2021 Revolving Line of Credit is committed for $75.0 million and has a maturity date of September 17, 2026. There was no outstanding balance as of September 30, 2022. On October 31, 2022, the Company amended the 2021 Credit Agreement to replace the LIBO rate with Term SOFR plus an applicable rate.
The 2021 Credit Agreement includes certain financial covenants, and the Company was compliant with its financial covenants under the 2021 Credit Agreement as of September 30, 2022 and December 31, 2021.

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

Capital Expenditures

Capital expenditures decreased by $2.2 million to $3.5 million for the nine months ended September 30, 2022 compared to $5.7 million for the same period in the prior year, primarily driven by higher capital expenditures in support of the Company’s growth in the prior year that did not repeat in the first nine months of 2022.

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates including business combinations, goodwill and indefinite-lived intangible assets and income taxes, see our discussion for the year ended December 31, 2021 included in our 2021 Form 10-K. There have been no material changes to these policies or estimates as of September 30, 2022.

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

Interest Rate Risk

Our cash, cash equivalents, and short-term investments primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities and commercial paper. As of September 30, 2022, we had cash and cash equivalents of $228.8 million and short-term investments of $120.8 million.

Our operating results are subject to market risk from interest rate fluctuations on our 2021 Term Loan, which bears a variable interest rate based on the SOFR Rate or a Base Rate plus an applicable margin. In order to reduce the interest rate risk on our debt, we have entered into an interest rate swap agreement on a portion of our borrowings. As of September 30, 2022, the total principal balance outstanding was $268.1 million. Excluding the effect of the interest rate swap agreement, a hypothetical 1.0% increase or decrease in the interest rate associated with borrowings under the 2021 Credit Agreement would have resulted in an impact to interest expense of approximately $2.1 million for the nine months ended September 30, 2022.

Foreign Currency Exchange Risk

To date, the majority of our sales contracts have been denominated in U.S. dollars. We have one foreign entity established in Sweden and one in India. The functional currencies of these foreign subsidiaries are the Swedish Krona and the Indian Rupee, respectively. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the reporting date and revenue and expenses are translated at average exchange rates in effect during each reporting period. Realized and unrealized foreign currency transaction gains and losses are recorded to non-operating income (loss). As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2022, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the terms of the Amended LLC Agreement, holders of LLC Units have the right to exchange all or a portion of their LLC Units for newly issued shares of Class A Common Stock on a one-for-one basis, which issuances are made in reliance on Section 4(a)(2) of the Securities Act. Upon any such exchange, a corresponding number of shares of Class B Common Stock held by the LLC Unit holder are cancelled. Such exchanges executed in the third quarter of 2022 are as follows:

Date of Exchange	Number of Shares Exchanged
August 1, 2022	26,428
August 8, 2022	27,920
August 9, 2022	3,054,723
August 10, 2022	1,016,000
August 15, 2022	20,000
August 29, 2022	2,284
September 19, 2022	20,946
September 26, 2022	4,632
Total	4,172,933

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
10.1†

Employment Agreement, dated as of September 22, 2022, by and between Definitive Healthcare, LLC and Jonathan Maack (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on November 3, 2022).

10.2†

Form of Executive Restricted Stock Unit Award Agreement under Definitive Healthcare Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on November 3, 2022).

10.3†

Form of Director Restricted Stock Unit Award Agreement under Definitive Healthcare Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on October 3, 2022).

10.4+†

Amendment, dated August 9, 2022, to Restricted Stock Unit Award Agreements, issued under the Definitive Healthcare Corp. 2021 Equity Incentive Plan, between Robert Musslewhite and Definitive Healthcare Corp.

10.5+

Amendment, dated October 31,2022, to Credit Agreement, dated September 17, 2021, by and among Definitive Healthcare Holdings, LLC, AIDH Buyer, LLC, Bank of America, N.A. as Administrative Agent, the lenders party thereto and the issuing banks from time to time party thereto.

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

DEFINITIVE HEALTHCARE CORP.
Registrant

November 3, 2022	By:	/s/ Robert Musslewhite
Date		Name:	Robert Musslewhite
		Title:	Chief Executive Officer and Director

November 3, 2022	By:	/s/ Richard Booth
Date		Name:	Richard Booth
		Title:	Chief Financial Officer (Principal Financial Officer)