Form 10-K
period 2022-12-31
Definitive Healthcare Corp.
filed 2023-02-27
CIK 1861795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant on June 30, 2022, based on the reported closing price of the Registrant's Class A Common Stock on the NASDAQ Global Select Market on that date, was approximately $810.7 million.

The number of shares of Registrant’s Class A Common Stock outstanding as of February 23, 2023 was 107,598,147.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2023 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III of this Form 10-K.

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
•
“AIDH Buyer” refers to AIDH Buyer, LLC, which is a wholly owned subsidiary of Definitive OpCo and the direct parent company of DH Holdings.
•
“Amended LLC Agreement” refers to the second amended and restated limited liability company agreement entered into by Definitive Opco pursuant to which members have the right to exchange all or a portion of their LLC units for newly issued shares of Class A Common Stock in Definitive Healthcare Corp.
•
“ARR” refers to annualized recurring revenue as of period end.
•
“Blocker Company” or “Blocker Companies” refers to certain entities treated as corporations for U.S. federal income tax purposes, as defined within Note 1 to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.
•
"Continuing Pre-IPO LLC Members" refers to certain Pre-IPO LLC Members who retained their equity ownership in Definitive OpCo in the form of LLC Units immediately following the consummation of the Reorganization Transactions.
•
“Definitive OpCo” refers to AIDH TopCo, LLC, a Delaware limited liability company, and a subsidiary of Definitive Healthcare Corp., following the Reorganization Transactions.
•
“DH Holdings” refers to Definitive Healthcare Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of AIDH Buyer.
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
•
“Pre-IPO LLC Members” refers to certain affiliates of Spectrum Equity, Jason Krantz, DH Holdings, AIDH Management Holdings, LLC, certain affiliates of 22C Capital, certain affiliates of Advent and certain other minority equity holders of Definitive OpCo prior to the Reorganization Transactions.
•
“Reorganization Parties” refers to the shareholders of the Blocker Companies prior to the merger of the Blocker Companies into Definitive Healthcare Corp.
•
“Reorganization Transactions” refers to transactions completed in connection with the Company’s IPO as defined within Note 1 to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.
•
“Spectrum Equity” refers to investment funds associated with Spectrum Equity Management, L.P., a private equity firm.
•
“Sponsors” refers collectively to Advent, 22C Capital, and Spectrum Equity.
•
“Tax Receivable Agreement” refers to the Tax Receivable Agreement, dated September 14, 2021, between Definitive Healthcare Corp., Definitive OpCo, and the TRA Parties.
•
“TRA Parties” refers to the Continuing Pre-IPO LLC Members, the Reorganization Parties, and any future party to the Tax Receivable Agreement.
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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. We caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Annual Report, including under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Any forward-looking statement made by us speaks only as of the date on which we make it. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, regional, national or global political, economic, business, competitive, market and regulatory conditions. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ii

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following is a summary only, and should be read in conjunction with Part I, Item 1A “Risk Factors” and the other information contained in this Annual Report.

•

Our inability to generate sales of subscriptions to our platform or any decline in demand for our platform and the data we offer could have a material adverse effect on our business, financial condition and results of operations;

•	Our inability to attract new customers and expand subscriptions of current customers could negatively impact our revenue growth and financial performance;

•	The market in which we operate is competitive, and if we do not compete effectively, it could have a material adverse effect on our business, financial condition and results of operations;

•

We may fail to maintain and improve our platform, or develop new modules, functionality, or insights for healthcare commercial intelligence, whereby competitors could surpass the depth, breadth or accuracy of our platform;

•	We may be unable to obtain and maintain accurate, comprehensive or reliable data, which could result in reduced demand for our platform;

•	Our recent growth rates may not be indicative of our future growth;

•	We may be unable to achieve or sustain profitability in the future compared to historical levels as we increase investments in our business;

•	Any loss of our access to our data providers could negatively impact our platform and have a material adverse effect on our business, financial condition and results of operations;

•	We may fail to respond to advances in healthcare commercial intelligence, which could result in competitors surpassing the depth, breadth or accuracy of our platform;

•	The risk of cyber-attacks and security vulnerabilities could have a material adverse effect on our reputation, business, financial condition and results of operations;

•

The war between Russia and Ukraine, global geopolitical tension, and worsening global macroeconomic conditions could have a material adverse effect on our business, financial condition, and results of operations; and

•

If our security measures are breached or unauthorized access to data is otherwise obtained, our platform may be perceived as not being secure, customers may reduce the use of or stop using our platform, and we may incur significant liabilities.

iii

PART I

Item 1. Business.

Our Mission

Our mission is to transform data, analytics and expertise into healthcare commercial intelligence. We help clients uncover the right markets, opportunities and people, so they can shape tomorrow’s healthcare industry. Our SaaS platform creates new paths to commercial success in the healthcare market, so companies can identify where to go next.

Overview

Definitive Healthcare is a leading provider of healthcare commercial intelligence. Our solutions provide accurate and comprehensive information on healthcare providers and their activities to help our customers optimize everything from product development to go-to-market planning and sales and marketing execution. Delivered through our SaaS platform, our intelligence has become important to the commercial success of our over 3,000 customers as of December 31, 2022. We generally define a customer as a company that maintains one or more active paid subscriptions to our platform.

Our healthcare commercial intelligence platform brings together comprehensive, in-depth and high-quality intelligence, a powerful artificial intelligence (“A.I.”) engine, and an intuitive front-end SaaS platform, which have all been built, modified and improved upon over the last 12 years to create a highly differentiated offering.

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

The Definitive Healthcare Platform

Our SaaS-based healthcare commercial intelligence platform provides comprehensive and accurate information on the healthcare ecosystem in the U.S. The platform uses deep analytics and data science to help customers develop data-driven strategic decisions such as finding new markets to enter, building comprehensive go-to-market strategies, accessing tactical information to help target the right decision makers and improving win rates with detailed contextual information. All of this helps our customers succeed in this important but complicated industry.

Our Data Sources and Data Engine

Our comprehensive, high-quality healthcare commercial intelligence is made up of thousands of data sources and billions of data points that enrich and power our platform. We transform this data into intelligence through A.I. and machine learning (“M.L.”) algorithms that ingest, cleanse, link and analyze the data to create powerful new intelligence and analytics. Each new data source and each new algorithm created by our data science team makes our entire platform and the intelligence modules contained within more valuable to our clients. Built and enhanced since our inception, our platform contains a full 360-degree, longitudinal view of the healthcare ecosystem and depicts how the ecosystem connects together, creating a true barrier to entry.

Our Competition and Competitive Strengths

We operate in a highly fragmented market. We have a competitive advantage that is based on our comprehensive dataset built up over 12 years, our application of the data science, which has created proprietary intelligence and linkages that we do not see elsewhere, and a user interface that provides customers access to answers, not data, in an integrated manner. Our competitive strengths include:

•
Proprietary Healthcare-specific Commercial Intelligence. We have built proprietary intelligence via first-party research, aggregated, linked, cleansed and inferred information from thousands of data sources and we have tied billions of data points together into a comprehensive view of the entire U.S. healthcare ecosystem.
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
•
Visionary Management Team with a Track Record of Execution. Our management team has a strong track record of exceptional financial performance and of building an award-winning culture to attract and retain highly talented individuals.

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
•
Ecosystem players that may house or analyze similar intelligence, such as SG2 and Veeva; and
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
•
Continuing to innovate to strengthen our platform and market leadership position
•
Making selective strategic acquisitions and investments

Our Customers

Our integrated platform is designed to drive commercial success for companies that sell into or compete in the healthcare ecosystem, creating large end-markets for us, including life sciences, healthcare information technology ("HCIT"), healthcare providers and other diversified companies, such as staffing firms, commercial real estate firms, financial institutions and other organizations seeking commercial success in the attractive, but complex, healthcare ecosystem.

Our Go-to-Market Strategy

We have a very efficient go-to-market model, driven by a high-velocity inside sales and marketing team, experienced sales engineers (“SEs”) and a well-defined verticalized sales strategy.

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

Human Capital at Definitive Healthcare

Our community has continued to grow rapidly since our founding 12 years ago. While our people are primarily concentrated in the Boston metro area, we have expanded globally and increased our reach with a flourishing remote employee base.

As of December 31, 2022, our workforce included 974 employees — of whom 946 were employed full time and 30% were fully remote. 729 employees were based in the U.S., 69 were based in Europe, and another 176 were based in India. Functionally, our workforce includes 517 in sales and marketing, 361 in product development, and 96 in general and administrative roles. Our workforce also included four independent contractors as of such date. Our workforce is comprised of a wide variety of professionals, including business development representatives, data scientists, software engineers, and more.

People and culture

We consistently receive workplace accolades. In 2022, we were recognized by The Boston Globe as a Top Place to Work for the sixth consecutive year. We have also been awarded Energage’s “Top Workplace in the US” and have been recognized as a best place to work by the Boston Business Journal’s “Best Place to Work” for five of the past six years.

We are committed to putting our community first. For us that means centering our culture around collaboration and community engagement. DefinitiveCares, our employee-led charitable organization, is at the core of our company culture. The mission of DefinitiveCares is to give back to the community through employee-led volunteer initiatives.

As a company, we are collaborative, energetic, approachable, and driven. These attributes have allowed us to develop and maintain our customer-focused culture, where we aren't afraid to roll up our sleeves to get the job done. We also realize that there's more to life than work, so we try to have some fun together and ensure that every employee maintains a healthy work-life balance.

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

Promoting a culture that supports health and well-being continues to be a priority for the organization. After initially transitioning to a fully remote work approach in response to the COVID-19 pandemic, we have since implemented and chosen to maintain a hybrid work environment, enabling all employees to work between our offices and remotely, which we believe enables greater flexibility for a successful work-life balance. In 2022, we implemented unlimited paid time off and expanded parental leave for U.S.-based employees. This year we also introduced email-free weekends and an educational assistance and reimbursement program.

We reward high performance and effort, regardless of experience or title. We recognize employees who do exceptional work four times a year through our Rockstars awards. The awards are granted to those who embody our guiding principles in extraordinary ways, and recipients are determined by employee nominations.

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

Intellectual Property

Our data driven platform and our approach to keeping it current is our defensive moat and protecting our intellectual property is a crucial aspect of our business. While, as of December 31, 2022, we have not pursued any patents, we secure and protect our intellectual property rights in material unregistered intellectual property by entering into invention assignment contracts with all of our employees and confidentiality agreements with our employees, vendors, customers and other parties with whom we conduct business and share confidential information to control access to our proprietary information, technology and processes.

We continually assess our strategy with respect to the protection of new intellectual property and intend to pursue additional avenues to intellectual property protection to the extent we believe it would be cost-effective and beneficial to our business.

Data Privacy and Security

The healthcare and customer-level data we collect, process, use and disclose from healthcare organizations and professionals are integral to enabling us to provide a comprehensive healthcare commercial intelligence platform to our customers. Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act) that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. We are passionate about protecting the information we collect and have rigorous policies and processes in place to adhere to the applicable laws, including the de-identification standards under the HIPAA de-identification rules. All patient-level personal information we collect is de-identified by third parties before we receive it so it never enters our network in an identifiable format. Additionally, we engage a qualified third-party to, at least annually, assess and certify our compliance with the HIPAA de-identification rules.

In addition, certain state and non-U.S. laws, such as the CCPA, the CPRA, the Virginia Consumer Data Protection Act of 2021 (the "VCDPA"), the European Union's General Data Protection Regulation (“EU GDPR”), and the United Kingdom's GDPR (“UK GDPR”) govern the privacy and security of personal information and personal data, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing. We strive to comply with applicable data privacy and security laws, and we closely monitor the development of similar legislation across the United States and the globe. Additionally, we have developed a privacy center, including privacy notices on our website to describe our practices related to the collection, maintenance, security, use and sharing of personal information on our platform and otherwise.

Other Available Information

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these filings, available free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC on our website at https://ir.definitivehc.com/financial-information/sec-filings or by contacting our Investor Relations department at our office address listed above. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

For the year ended December 31, 2022, we derived 97% of our revenue and cash flows from subscription services, and we expect to continue to generate substantially all of our revenue from the sale of subscriptions to our platform. As a result, the continued use of healthcare provider data, sales intelligence and healthcare market analytics by the healthcare ecosystem is critical to our future growth and success. If the healthcare data market fails to grow, or grows more slowly than we currently anticipate, or if there is a decrease in the use of healthcare commercial intelligence, demand for our platform would be negatively affected. For example, worsening macroeconomic conditions have impacted our existing and prospective customers, which has in some cases resulted in longer deal cycles, more stringent approval processes and deferred purchasing decisions, and we expect this to continue until macroeconomic conditions improve.

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
•
integration with workflow insights and technologies; and
•
macroeconomic factors and their impacts on users of healthcare data.

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

Current or future competitors may seek to develop new solutions for more efficiently transforming, cleansing and linking data and creating healthcare commercial intelligence. Such actions may enable a competitor to create a platform that is comparable or superior to ours, that takes substantial market share from us, or that creates or maintains healthcare commercial intelligence at a lower cost than we currently provide. We expect continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, data matching, data filtering, data predicting and other database technologies and the use of the Internet. These improvements, as well as changes in customer preferences or regulatory requirements, may require changes in the technology used to process and analyze data. Our future success will depend, in part, upon our ability to internally develop and implement new and competitive intelligence modules and features, use third-party technologies to source data effectively, and respond to advances in healthcare commercial intelligence and technology. If we fail to respond to changes in healthcare commercial intelligence or technology, our competitors may be able to develop solutions that will take market share from us, and the demand for our platform, the delivery of our solutions or our market reputation could be adversely impacted, which could have a material adverse effect on our business, financial condition and results of operations.

If we are not able to obtain and maintain accurate, comprehensive or reliable data, we could experience reduced demand for our platform.

The healthcare landscape is complex, opaque and constantly evolving and our success depends in large part on our customers’ confidence in the depth, breadth and accuracy of our data and analytics. The task of providing a comprehensive view of the healthcare ecosystem, including information on healthcare providers, physicians and how they are affiliated and interconnected, how they refer patients to each other, the quality of care they provide and procedure and diagnosis volumes, is challenging and expensive. Many of our contracts with our customers include a contractual right pursuant to which our customers may unilaterally terminate their subscription with us and we could be obligated to reimburse certain payments if customers experience any issues with the availability of the platform. Unavailability of our platform for routine scheduled maintenance does not trigger the termination right. If the data we obtain from third parties and our own first party research cannot be obtained on a timely basis, or at all, or maintained, customers may be dissatisfied with our platform reducing the likelihood of customers to renew or upgrade their subscriptions. In addition, if we are no longer able to maintain accuracy in our data and analytics, we may face legal claims by our customers, which could have a material adverse effect on our business, financial condition and results of operations.

We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth.

We have experienced rapid organic and acquisition-driven growth in recent periods. For the year ended December 31, 2022, our revenue was $222.7 million, an increase of 34.0% as compared to our revenue of $166.2 million for the year ended December 31, 2021. We cannot guarantee that we will sustain our recent revenue growth rate in future periods. Further, as we operate in a new and rapidly changing market, widespread acceptance and use of our platform is critical to our future growth and success. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or reduction in size of our overall market, failure to capitalize on growth opportunities, and the impacts to our business from macroeconomic factors such as the Russia-Ukraine war, global geopolitical tension, and more recently, rising inflation and interest rates, volatility in the capital markets and related market uncertainty. Our current and prospective customers are impacted by worsening macroeconomic conditions to varying degrees and as a result, in some cases we are observing deal cycles lengthen for new and existing customers, as well as more stringent approval processes and deferred purchasing decisions, which we expect will impact our growth unless macroeconomic conditions improve.

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

We have incurred operating losses in the past and may continue to incur net losses in the future. For the year ended December 31, 2022, we had a net loss of $22.3 million, compared to a net loss of $61.3 million for the year ended December 31, 2021. We expect our operating expenses to increase in the future as we invest capital to make acquisitions, develop new features, add to our existing intelligence modules and invest in new products and data sources. Further, our administrative costs have significantly increased relative to prior periods due to the incremental costs associated with operating as a public company, including corporate insurance costs, additional accounting and legal expenses, and additional resources associated with controls, reporting, and disclosure. While in light of macroeconomic conditions we have made efforts to contain our operating expenses, including implementation of a restructuring plan (the "Plan") in the first quarter of 2023, such efforts may not achieve the cost savings that we initially expect. Our efforts to grow our business may be more costly than we expect and we may not be able to increase our revenue enough to offset higher operating expenses. We may not be able to achieve or sustain profitability in subsequent periods and we may incur significant losses in the future for a number of reasons, including the foregoing as well as unforeseen expenses, difficulties, complications and delays, the other risks described in this Annual Report and other unknown events. The amount of any future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. If we incur losses in the future, any such future losses will have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve or sustain profitability, the market price of our Class A Common Stock may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired. A decline in the price of our Class A Common Stock may cause you to lose all or part of your investment.

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

To increase our revenue and achieve profitability, we must retain and grow the subscriptions of existing customers and attract new customers. We price our services on a tiered subscription-based model that allows our customers to choose a core plan based on their needs and the customers subscribe to the platform on a per user per month basis. Customers can then add users and intelligence modules for additional monthly rates depending on their individual needs. We seek to expand existing customer subscriptions by adding new customers and intelligence modules, including through expanding the adoption of our platform into other departments within existing customers. We do not know whether we will continue to achieve similar customer acquisition, retention and subscription growth rates in future periods as we have in the past, including in light of recently worsening macroeconomic conditions, which we have seen result in lengthening deal cycles that we expect will continue until macroeconomic conditions improve. Despite our ability to expand our customer basis in 2022 notwithstanding macroeconomic challenges, similar or worsening macroeconomic challenges may negatively impact expansion in the future. Numerous other factors may also impede our ability to add new customers and retain and expand existing customer subscriptions, including failure to hire effective sales personnel, adequately train new sales personnel, provide a high-quality customer experience and ensure the effectiveness of our go-to-market programs that drive customer referrals. Additionally, increasing our sales to enterprise organizations (both existing and prospective customers generating more than $100,000 in ARR, which we refer to as “Enterprise Customers”) requires increasingly sophisticated and costly sales and account management efforts targeted at senior management and other personnel and generally involve longer sales cycles. If our efforts to sell to Enterprise Customers are not successful or do not generate additional revenue, our growth will suffer, which could have a material adverse effect on our business, financial condition and results of operations.

Moreover, our business is subscription-based, and therefore our customers are not obligated to and may not renew their subscriptions after their existing subscriptions expire or may renew at a lower price, including if such customers choose to reduce the intelligence modules to which they have access or reduce their number of users. Most of our subscriptions are sold for multi-year terms, though some organizations purchase a one-year subscription plan. While our subscription agreements typically provide for automatic renewal, our customers may opt-out of automatic renewal and customers have no obligation to renew a subscription after the expiration of the term. Our customers may or may not renew their subscriptions as a result of a number of factors, including their satisfaction or dissatisfaction with our platform, decreases in the number of users at the organization, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of economic conditions (including as a result of general economic downturns and recently worsening macroeconomic conditions) or reductions in our paying customers’ spending levels. Our contracts typically require advance notice to terminate a contract in the absence of a default by the Company. In addition, our customers may renew for shorter contract lengths if they were previously on multi-year contracts or switch to lower cost offerings of our platform. Our attrition rates may increase or fluctuate as a result of a number of factors, including customer dissatisfaction with our services, customers’ spending levels, mix of customer base, decreases in the number of users at our customers, competition, pricing increases or changing or deteriorating general economic conditions. If customers do not renew their subscriptions or renew on less favorable terms, we fail to add more users, or if we fail to expand subscriptions of existing customers, our revenue may decline or grow less quickly than anticipated and we may not be able to achieve our anticipated LTV from our customer relationships, which could have a material adverse effect on our business, financial condition and results of operations.

We may fail to offer the optimal pricing and packaging of our solutions, which could negatively impact our growth strategy and ability to effectively compete in the market.

We may make changes to our pricing model from time to time. Demand for our solutions is sensitive to price, and depends substantially on levels of expenditures by our customers and their ability to access capital. Sustained market uncertainty can also result in lower demand and pricing for our products and services. Current or prospective customers may choose not to subscribe or renew their subscriptions due to costs. Further, certain of our competitors may in the future offer lower-priced or free services that compete with our platform or may bundle functionality compatible with our platform and/or offer a broader range of solutions. Similarly, certain competitors may use marketing strategies that enable them to acquire customers more rapidly and/or at a lower cost than us. In addition, if our mix of features and capabilities on our platform changes or if we develop additional intelligence modules for specific use cases or additional premium versions, then we may need or choose to revise our pricing.

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

Enterprise Customers are a key focus of our go-to-market programs. As we target more of our sales efforts at larger Enterprise Customers, we may face longer sales cycles, greater competition, more complex customer due diligence, less favorable contractual terms and less predictability in completing some of our sales. Consequently, a target customer’s decision to use our solutions may be an enterprise-wide decision and, if so, these types of sales would require us to provide greater levels of education regarding the use and benefits of our platform, as well as education regarding privacy and data protection laws and regulations to prospective customers. In addition, larger Enterprise Customers and governmental entities may demand more configuration and integration services and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to smaller Enterprise Customers, which could increase the costs and time required to complete sales and diverting resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.

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

Our customers or unauthorized parties could use our platform in a manner that is contrary to our values or applicable law, which could harm our relationships with customers or employees, or expose us to litigation or harm our reputation.

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

As part of our business strategy, we make investments in, or acquisitions of, complementary businesses, solutions, databases and technologies, and we expect that we will continue to make such investments and acquisitions in the future to further grow our business and our platform. For example, in February 2022, we completed our acquisition of Analytical Wizards (“AW”), a company that specializes in automating complex analytic models using tools that expedite efficient big data mining through A.I. and M.L. and are in the process of integrating AW's business with ours.

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
•
inability to maintain, or changes in, relationships with customers and partners of the acquired business and costs to optimize any redundant data provider agreements;
•
challenges converting and forecasting the acquired company’s revenue recognition policies including subscription-based revenue and revenue based on the transfer of control, as well as appropriate allocation of the customer consideration to the individual deliverables;

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
•
challenges relating to the structure of an investment, such as governance, accountability and decision-making conflicts that may arise in the context of a joint venture or other majority ownership investments;
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
•
tax effects and costs of any such acquisitions, including the related integration into our tax structure and assessment of the impact on the realizability of our future tax assets or liabilities; and
•
potential challenges by governmental authorities, including the U.S. Department of Justice, for anti-competitive or other reasons.

Any of these risks could harm our business. In addition, to facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, including in light of recently worsening macroeconomic conditions such as rising interest rates and volatility in the capital markets, and may affect our ability to complete subsequent acquisitions or investments and increase the risks of owning our Class A Common Stock. For example, if we finance acquisitions by issuing equity or convertible debt securities or loans, our existing stockholders may be diluted, or we could face constraints related to the terms of, and repayment obligation related to, the incurrence of indebtedness that could affect the market price of our Class A Common Stock.

If we fail to maintain adequate operational and financial resources, particularly if we continue to grow rapidly, we may be unable to execute our business plan or maintain high levels of service and customer satisfaction.

We have experienced, and expect to continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. As of December 31, 2022, we have two offices across the northeastern U.S., and as a result of recent acquisitions, an office in Sweden and an office in India. We have experienced significant growth in headcount, with over 550 employees in 2020, over 670 employees in 2021 and over 970 employees in 2022. We have also experienced significant growth in the number of customers using our platform and in the amount of data in our databases. In addition, our organizational structure is becoming more complex as we scale our reporting systems and procedures and our operational, financial and management controls with international expansion. As we continue to grow, we face challenges of integrating, developing, training and motivating a rapidly growing employee base in our various offices and maintaining our company culture across multiple offices. Certain members of our management have not previously worked together for an extended period of time, and most do not have prior experience managing a public company, which may affect how they manage our growth. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract users, employees and customers.

To manage growth in our operations and personnel, we will need to continue to expand and improve our operational, financial and management controls and our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our management, customer experience, innovation, sales and marketing, administrative, financial and other resources. In light of macroeconomic conditions and their actual and potential future impacts on our business, we have made and expect to continue to make efforts to contain our operating expenses, including implementing a restructuring plan in the first quarter of 2023. These efforts have placed additional strain on our employees and other resources and diverted attention from our operations, and may continue do so, which could impact our ability to operate our business effectively.

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

In addition, as we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction. As our customer base continues to grow, we will need to increase our account management, customer service and other personnel, which will require more complex management and systems. Additionally, since a significant portion of our new business is derived from customer referrals, customers may be less likely to refer new customers if they are not satisfied with our platform. If we are not able to continue to provide high levels of customer service, it could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, many of our essential technologies and systems are custom-made for our business by our key employees. The loss of key employees, including members of our management team, as well as certain of our sales, data scientists or other technology employees could disrupt our operations and have an adverse effect on our ability to grow and maintain our business.

If we fail to protect and maintain our brand, our reputation may be harmed and our ability to attract and retain customers will be impaired.

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
•
The implications of precision medicine treatments, changes in the practices of prescribing physicians and patients, changes with respect to payer relationships, the policies and preferences of healthcare professionals and healthcare organizations with respect to the sales and marketing efforts of healthcare companies, changes in the regulation of the sales and marketing efforts and pricing practices of healthcare companies, and other factors such as the impact of public health crises (including COVID-19), could lead to a significant reduction in businesses that use our platform or otherwise change the demand for our platform. Changes in public perception regarding the practices of the healthcare ecosystem may result in political pressure to increase the regulation of healthcare companies in one or more of the areas described above, which may negatively impact demand for our platform.

•
Our business depends on the overall economic health of our existing and prospective customers. Subscribing to our platform may involve a significant commitment of capital and other resources for certain customers. If economic conditions, including the ability to market commercial intelligence in the healthcare ecosystem or the demand for healthcare products globally deteriorates, many of our customers may delay on growth initiatives that would require our solutions. We have seen this happen in response to recently worsening macroeconomic conditions and expect it will continue until they improve. In particular, these trends have been more pronounced for our existing and prospective life science and provider customers. For example, deteriorating macroeconomic conditions have impacted our existing and prospective customers and their business spendings, which has in some cases resulted in longer deal cycles, more stringent approval processes and deferred purchasing decisions, and we expect this to continue until macroeconomic conditions improve. Such macroeconomic conditions may also result in reductions in sales of our solutions, reductions in subscription duration and value, slower adoption of new solutions, and increased price competition.

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

We have estimated the size of our total addressable market based on internally generated data and assumptions, and such information is inherently imprecise. In addition, our projections, assumptions, and estimates of opportunities within our market are subject to a high degree of uncertainty and risk due to a variety of factors, including, but not limited to, those described in this Annual Report. If these internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our actual market may be more limited than our estimates. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could have a material adverse effect on our business, financial condition and results of operations.

Even if our total addressable market meets our size estimates and experiences growth, we may not continue to grow our share of the market. Our growth is subject to many factors, including our success in implementing our business strategy and the activities of our current and potential future competitors, which are subject to many risks and uncertainties. Accordingly, our estimates of our total addressable market should not be taken as indicative of our ability to grow our business.

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

Our acquisition of Monocl Holding Company (“Monocl”) in October 2020 and the completion of our acquisition of AW in 2022 create exposure to risks inherent in international operations. Any new markets or countries into which we attempt to sell subscriptions to our platform may not be as receptive to our solutions as we anticipate. It is costly to establish, develop and maintain international operations and develop and promote our platform in international markets. A significant increase in international customers or an expansion of our operations into other countries would create additional risks and challenges which could have a material adverse effect on our business, financial condition and results of operations.

We have a limited operating history, which makes it difficult to forecast our revenue and evaluate our business and future prospects.

Our business was founded in 2011, though much of our growth has occurred in recent periods. As a result of our limited operating history, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, such as the risks and uncertainties described herein. In addition, we have faced and continue to face evolving macroeconomic conditions that negatively impact our business and future prospects, which are hard to predict. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of these factors, and our results of operations in future reporting periods may be below the expectations of investors. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors, causing our business to suffer and our Class A Common Stock price to decline.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and have a material adverse effect on our business, financial condition and results of operations.

We may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. The terms of any additional debt financing may be similar or more restrictive than our current debt facilities. Recently worsening macroeconomic conditions, including rising interest rates and volatility in the capital markets, exacerbate this risk.

If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:

•
develop new features, intelligence modules, updates, integrations, capabilities and enhancements;
•
continue to provide synthesis of real-time data;
•
hire, train and retain employees;
•
respond to competitive pressures or unanticipated working capital requirements; or
•
pursue acquisition opportunities.

We have recently undertaken internal restructuring activities, and may do so again in the future. The assumptions underlying these activities may prove to be inaccurate, or we may fail to achieve the expected benefits therefrom.

In light of recent macroeconomic conditions, we have made, and will continue to make, judgments as to whether we should further reduce, relocate or otherwise change our workforce. For example, in January 2023, the Company took certain actions to reduce its global headcount by approximately 55 employees. This reduction in force, and any other future reductions, and the attrition that may occur following them, result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. These restructurings and other additional measures we might take to reduce costs could strain our workforce, divert management attention, yield attrition beyond our intended reduction in force, reduce employee morale, cause us to delay, limit, reduce or eliminate certain development plans or otherwise interfere with our ability to operate and grow our business effectively, each of which could have an adverse impact on our business, operating results and financial condition. Charges and costs incurred in connection with workforce reduction efforts may be significant and higher than estimated. In connection with these actions, we estimate that we will incur pre-tax cash restructuring and related charges of approximately $2.0 million to $2.5 million in the first quarter of 2023, consisting primarily of severance payments, employee benefits, and related cash expenses, as well as an immaterial non-cash stock-based compensation charge related to the vesting of share-based awards for employees who are terminated. We may not complete the current or any future restructuring activities on the anticipated timetable, and even if successfully completed, we may not achieve the anticipated cost savings, operating efficiencies or other benefits of such activities.

Catastrophic events could disrupt our business and adversely affect our operating results.

We are a global technology company with a corporate headquarters located in Framingham, Massachusetts and international offices in Sweden and India. Instability and unforeseen changes in any of the markets in which we operate could result in business disruptions or operational challenges that may adversely affect the demand for our products and services, or our reputation, financial condition, results of operations or cash flows. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website, for our product development, analytics innovation, marketing, operational support, hosted services and sales activities. In the event of a major weather event or threatened public health emergency (e.g., the COVID-19 pandemic), or other catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations at full capacity or at all and may experience system interruptions, reputational harm, delays in our solution development, lengthy interruptions in our services, breaches of data security, loss of key employees and loss of critical data.

Global geopolitical tension may also be disruptive to our business, including as a result of the war in Ukraine. The sanctions announced by the U.S. and other countries against Russia to date include restrictions on selling or importing goods, services or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia. The U.S. and other countries could impose wider sanctions and take other actions should the conflict further escalate. It is not possible to predict the broader consequences of this conflict, which have included or could include further sanctions, embargoes, regional instability, prolonged periods of higher inflation, geopolitical shifts, and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could have a material adverse effect on our business, financial condition and results of operations.

Our solutions utilize open-source software, and any failure to comply with the terms of one or more of these open-source licenses could adversely affect our business.

Our solutions include software subject to open-source licenses. Particular uses of open-source software and the terms of various open-source licenses have not been interpreted by U.S. courts, and there is a risk that such use or licenses could be construed in a manner that imposes unanticipated conditions or restrictions with respect to our platform and proprietary technology. The use of certain open-source software in certain manners requires licensees to disclose publicly part, or all of the source code to the licensee’s proprietary software. Additionally, the use of certain open-source software in certain manners requires that other licensees be granted the right to make any derivative works of any proprietary software linked to or used with the open-source code, or make such proprietary software available to others on terms that are unfavorable to such licensee or at no cost. This can effectively render what was previously proprietary software open-source software.

It is possible under the terms of certain open-source licenses (often called “copyleft” or “viral” licenses), if we combine our proprietary software with open-source software in a certain manner, that we could be required to release the source code of our proprietary software and make our proprietary software available under open-source licenses. In the event that portions of our proprietary software are determined to be subject to an open- source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our solutions, or otherwise be limited in the licensing of our solutions, and each of such instances could reduce or eliminate the value of our solutions. In addition to risks related to license requirements, use of open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties, controls on the origin of the software, bug fixing, or security scans.

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

In the ordinary course of business, including when we provide our solutions, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “processing”) information, including personal information of health care professionals (such as medical doctors, surgeons, and nurse practitioners), executives and members of health care organizations, de-identified personal information of patients and clinical trial participants, information regarding current and former employees and contractors and job candidates, information regarding registered users and prospects for our solutions, information collected through cookies and website forms, confidential business data, trade secrets, intellectual property, and other sensitive information. Our business, brand, reputation and ability to attract and retain customers depends upon the satisfactory performance, reliability and availability of our platform. Interruptions in our computer and information technology systems, whether due to social-engineering attacks (including through phishing attacks), malware (including as a result of advanced persistent threat intrusions), credential harvesting, personnel misconduct, ransomware attacks, supply-chain attacks, server malfunctions, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, power loss, terrorist attacks, acts of war, system failures, computer viruses, software errors, physical or electronic break-ins or malicious hacks or attacks on our systems (such as denial of service attacks), and other similar threats, could affect the security and availability of our services and our platform and prevent or inhibit the ability of customers to access our platform. In addition, the software, internal applications and systems underlying our platform are complex and may not be error-free. Any inefficiencies, errors or technical problems with our platform, internal applications and systems could reduce the quality of our solutions or interfere with our customers’ use of our platform, which could reduce demand, lower our revenues and increase our costs.

Threats to network and data security are also constantly evolving and becoming increasingly diverse, frequent, persistent and sophisticated. Attacks upon information technology systems are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Our platform, as well as our servers, computer systems and those of third parties that we rely on in our operations, could be vulnerable to cybersecurity risks. An increasing number of organizations have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, and diversion of funds. Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.

Further, our platform utilizes A.I. and machine learning technology to provide services, and this technology is susceptible to cybersecurity threats, as confidential and sensitive information may be integrated into the platform. Because of the sensitivity of the information we and our service providers collect, store, transmit, and otherwise process, the security of our technology platform and other aspects of our solutions, including those provided or facilitated by our third-party service providers, are vital to our operations and business strategy. As a result of the COVID-19 pandemic and our eventual shift to a hybrid remote work environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period, due to, among other things, the breadth and complexity of our operations and the high volume of transactions that we process, the large number of customers, counterparties and third party service providers with which we do business, the proliferation and increasing sophistication of cyber-attacks, and the possibility that a third party, after establishing a foothold on an internal network without being detected, might obtain access to other networks and systems. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

The extent of a particular cybersecurity incident and the steps that we may need to take to investigate it may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed and full and reliable information about the incident is known. While such an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, any or all of which could further increase the costs and consequences of a cybersecurity incident. These risks may be increased with respect to operations housed at facilities outside of our direct control, including our data providers. Our contracts with our data providers may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

We employ multiple methods at different layers of our systems to defend against intrusion and attack, to protect our systems and to resolve and mitigate the impact of any incidents. Despite our efforts to keep our systems secure and to remedy identified vulnerabilities, future attacks could be successful and could result in substantial liability or business risk. Third parties will continue to attempt to gain unauthorized access to our systems or facilities through various means, including hacking into our systems or facilities, or those of our customers or vendors, or attempting to fraudulently induce our employees, customers, vendors or other users of our systems into disclosing sensitive information, which may in turn be used to access our IT systems and undermine our competitive advantage or market position. Our cybersecurity programs and efforts to protect our systems and data, and to prevent, detect and respond to data security incidents, may not prevent these threats or provide adequate security. In addition, we may experience breaches of our security measures due to human error, malfeasance, system errors or vulnerabilities, or other irregularities including attempts by former, current or future employees to misuse their authorized access and/or gain unauthorized access to our systems. Any errors, defects, disruptions or other performance problems with our platform or breach thereof could have a material adverse effect on our reputation, business, financial condition and results of operations. We may be subject to additional liability risks associated with data security breaches or other incidents by virtue of the private right of action granted to individuals under certain Privacy Laws (as defined below) for actions arising from certain data security incidents. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information and we could incur liability and reputational damage. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. We maintain insurance policies that cover certain security and privacy damages. However, we cannot guarantee that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. In the United States, we are subject to laws that provide for at least 50 disparate notification regimes. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. If we are unable to protect our computer systems, software, networks, data and other technology assets, or there is a perception that we have failed to do so, we may be subject to government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. These events may have a material adverse effect on our business, financial condition, and results of operations.

Actual or perceived failure to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our reputation, business, financial condition and results of operations, and financial condition.

Our customers use our solutions to understand and navigate the healthcare ecosystem. The collection, retention, security, transfer and disclosure (collectively, “processing”) of personal information subject us to a variety of laws and regulations in the United States and abroad that govern data privacy and security (collectively, “Privacy Laws”), which can be enforced in some cases by private parties in addition to governmental and regulatory entities. From time to time, we may not be in full compliance with all such Privacy Laws. These Privacy Laws often require companies to implement specific privacy and information security controls to protect certain types of information, such as health information. Additionally, under Privacy Laws, we may be required to obtain certain consents prior to collecting personal data from specific sources, such as publicly available information. Our inability or failure to do so could result in adverse consequences. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations. For example, several states and localities have enacted measures related to the use of artificial intelligence and machine learning in products and services. Additionally, in Europe, there is a proposed regulation related to A.I. that, if adopted, could impose onerous obligations related to the use of A.I.-related systems. We may have to change our business practices to comply with such obligations. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. These laws and regulations may also be interpreted and applied inconsistently from jurisdiction to jurisdiction which may make compliance difficult or impossible in certain circumstances.

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

Further, our machine learning and data analytics offerings may be subject to laws and evolving regulations regarding the use of AI, controlling for data bias, and antidiscrimination. For example, the Federal Trade Commission (“FTC”) enforces consumer protection laws such as Section 5 of the FTC Act, the Fair Credit Reporting Act, and the Equal Credit Opportunity Act. These laws prohibit unfair and deceptive practices, including use of biased algorithms in AI. The European Commission also published its proposal for a regulation implementing harmonized rules on AI and amending certain union legislative acts. The proposed regulation would impose additional restrictions and obligations on providers of AI systems, including increasing transparency so consumers know they are interacting with an AI system, requiring human oversight in AI, and prohibiting certain practices of AI that could lead to physical or psychological harm. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future.

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

Certain states have also adopted privacy and security laws and regulations that are comparable to HIPAA, some of which may be more stringent. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, imposes enhanced data privacy obligations for entities handling certain personal information and creates individual privacy rights for California residents, including the right to access and delete their personal information and to opt-out of certain sharing and sales of their personal information. The CCPA allows for significant civil penalties and statutory damages for violations and contains a private right of action for certain data breach incidents. The California Privacy Rights Act (“CPRA”) broadly amends the CCPA and imposes additional obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similarly, other states are instituting privacy and data security laws (for example, the VCDPA, which became effective on January 1, 2023), rules, and regulations, and many similar laws have been proposed at the federal level, all of which could increase our risk and compliance costs. These regulations and legislative developments have potentially far-reaching consequences and may require us to modify our data management practices and to incur substantial expense in order to comply.

We may also be subject to international Privacy Laws such as the EU GDPR, the UK GDPR, Canada’s Personal Information Protection and Electronic Documents Act and other international data protection, privacy, data security, data localization and similar national, state/provincial and local laws. The EU and UK GDPR imposes stringent operational requirements on “controllers” and “processors” of personal data, including, for example, requiring enhanced disclosures to data subjects about how personal data is processed, limiting retention periods of personal data, requiring mandatory data breach notification, requiring certain record keeping and risk assessment obligations, and requiring additional policies and procedures. In addition, data subjects have more robust rights with regard to their personal data. Personal data, as defined under the UK and EU GDPR, of medical experts or professionals in the EU is principally processed by our EU subsidiary, Monocl AB. Because our EU subsidiary operates under a Swedish publishing certificate issued in accordance with Swedish national law, such processing of personal data by our EU subsidiary comes under the Swedish constitutional protection enshrining freedom of expression and consequently falls within the scope of Article 85 EU GDPR and is exempt from certain core provisions of the EU GDPR including, but not limited to, requirements relating to the rights of the data subject (Chapter II) and the transfer of personal data to third countries or international organizations (Chapter V). Notwithstanding such exemption, we may from time to time receive data subject requests that we may deny or decline to respond to in reliance on Article 85, which may lead data subjects to lodge complaints with data protection authorities. There is a possibility that such data protection authorities could disagree with Monocl AB’s reliance on Article 85. Further, legal challenges against the general right to publish personal data based on the publishing certificate and consequent exemption from the GDPR, if upheld, may potentially result in the exemption being deemed invalid in certain circumstances. The EU and UK GDPR treat health-related data as a “special category of personal data,” subject to heightened requirements, including compliance with specific exceptions to process health-related data, such as obtaining the data subject's explicit consent. Companies that must comply with the EU GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Further, since January 1, 2021, companies have to comply with the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025. After expiry of the period, the adequacy decision will be renewed only if the United Kingdom continues to ensure an adequate level of data protection.

Additionally, we are subject to laws, rules, and regulations (including under the EU and UK GDPR) regarding cross- border transfers of personal data, including laws relating to the transfer of personal data outside the European Economic Area (“EEA”), the UK, and outside of India. We rely on transfer mechanisms permitted under these laws, including standard contractual clauses, which have been subject to regulatory and judicial scrutiny. On 7 October 2022, President Biden signed an Executive Order on “Enhancing Safeguards for United States Signals Intelligence Activities”, which implements into United States law the agreement in principle announced in March 2022 on a new EU-U.S. Data Privacy Framework. However, if these existing or new mechanisms for transferring personal data from the EEA, the UK, or other jurisdictions are unavailable, we may be prevented from transferring personal data of employees, customers or others in those regions to the United States. The efficacy and longevity of current transfer mechanisms between the EU, the UK and the United States also remains uncertain. For example, the EU-U.S. Privacy Shield Framework, a data transfer mechanism which allowed companies meeting certain requirements to lawfully transfer personal data form the EU to the US, was struck down by the European Court of Justice in July, 2020 (“EU-U.S. Privacy Shield Framework”). There is also a trend toward countries enacting data localization or other country specific requirements, which could be problematic to cloud software providers. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of EEA for allegedly violating the EU GDPR’s cross-border data transfer limitations.

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

We have established frameworks, models, processes and technologies designed to manage privacy and security for many data types and from a variety of sources, though such measures may not always be effective. We rely on our data suppliers to collect, use, and deliver information to us in a form and manner that complies with applicable Privacy Laws. Due to the complex and evolving nature of Privacy Laws, we cannot guarantee that the safeguards and controls employed by us or our data suppliers will be sufficient to prevent a breach of these laws, or that claims, complaints, investigations, or inquiries will not be filed or lodged against us or our data suppliers despite such safeguards and controls. Furthermore, we are bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain Privacy Laws, require our customers to impose specific contractual restrictions on their service providers. Failure to comply with such Privacy Laws, certain certification/registration requirement, annual re-certification/registration requirements associated with these Privacy Laws, and failure to resolve any serious privacy or security related complaints or requests, may result in, among other things, regulatory sanctions, criminal prosecution, civil liability, negative publicity, damage to our reputation, or data being blocked from use or liability under contractual provisions.

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

We are subject to sanctions, export controls, anti-corruption, anti-bribery, anti-money laundering and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and have a material adverse effect on our business, financial condition and results of operations.

We are subject to applicable anti-corruption, anti-bribery, and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.K. Bribery Act 2010. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years. The FCPA and other anti-corruption laws prohibit companies and their employees and agents from corruptly promising, authorizing, making, offering or providing anything of value to a foreign government official for the purpose of influencing official decisions or obtaining or retaining business, or otherwise obtaining an improper business advantage. The FCPA also requires that we keep accurate books and records and maintain a system of adequate internal controls. The UK Bribery Act 2010 and other anti-corruption laws also prohibit commercial bribery not involving government officials, and requesting or accepting bribes. We also are subject to applicable anti-money laundering laws, which prohibit engaging in certain transactions involving criminally-derived property or the proceeds of criminal activity. Our activities are also subject to applicable export controls, trade and economic sanctions laws and regulations, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the U.S. Department of Commerce, and the U.S. Department of State. These trade laws and regulations prohibit certain transactions involving sanctioned countries, governments, and persons without a license or other appropriate authorization. As we increase our international sales and business, our risks under these laws may increase. Changes to U.S. export and sanctions policy could also affect our ability to interact, directly and indirectly, with targeted persons or companies, or companies in sanctioned markets. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage and other consequences. Any investigations, actions or sanctions could have a material adverse effect on our business, financial condition and results of operations. In addition, in the future we may use third parties to sell access to our platform and conduct business on our behalf abroad. We or such future third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, which increases our risks under the FCPA and other public corruption laws. We can be held liable for the corrupt or other illegal activities by our employees and, in certain circumstances, by our third-party intermediaries, even if we do not explicitly authorize such activities. Although we have controls in place to promote compliance with these laws and regulations, we cannot provide assurance that our internal controls and compliance systems will always prevent illegal or improper acts by employees, agents, third parties, or business partners. Controls intended to prevent access to our platform from certain geographies may not be effective in all cases.

Any violation or allegation of violations of economic and trade sanctions laws, export controls, the FCPA or other applicable anti-corruption laws, or anti-money laundering laws could subject us to significant sanctions, including civil or criminal fines and penalties, disgorgement of profits, injunctions and debarment from government contracts, as well as related stockholder lawsuits and other remedial measures, all of which could adversely affect our reputation, business, financial condition and results of operations, and could also result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, any of which could have a material adverse effect on our reputation, business, results of operations and prospects.

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

In the ordinary course of business, we may be involved in and subject to litigation for a variety of claims or disputes and receive regulatory inquiries. These claims, lawsuits and proceedings could include labor and employment, wage and hour, commercial, intellectual property, data privacy, antitrust, alleged securities law violations or other investor claims and other matters. The number and significance of these potential claims and disputes may increase as our business expands. Any claim against us, regardless of its merit, could be costly, divert management’s attention and operational resources and harm our reputation. As litigation is inherently unpredictable, we cannot assure you that any potential claims or disputes will not have a material adverse effect on our business, financial condition and results of operations. Any claims or litigation, even if fully indemnified or insured, could make it more difficult to effectively compete or to obtain adequate insurance in the future.

In addition, we may be required to spend significant resources to monitor and protect our contractual, intellectual property and other rights, including collection of payments and fees and enforcement of intellectual property rights. Litigation has been and may be necessary in the future to enforce such rights. Such litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of our rights. Further, our efforts to enforce our rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of such rights. Our inability to protect our rights as well as any costly litigation or diversion of our management’s attention and resources, could have a material adverse effect on our business, financial condition and results of operations.

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

Our success is dependent, in part, upon protecting our proprietary information and technology including our trade secrets and other unregistered intellectual property, which our competitors could use to market and deliver similar solutions, decreasing the demand for our platform. We may be unsuccessful in adequately protecting the proprietary aspects of our technology and solutions such as our proprietary software and databases. To protect our intellectual property rights, we primarily rely upon trade secret protection, including by entering into confidentiality and non-disclosure agreements, and other contractual arrangements, along with copyright law, rather than on registered intellectual property such as patents, registered copyrights or registered trademarks. No assurance can be given that confidentiality, non-disclosure, or invention assignment agreements with employees, consultants or other parties will not be breached and will otherwise be effective in controlling access to and distribution of our platform, or certain aspects of our platform and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our platform. Additionally, certain unauthorized use of our intellectual property may go undetected, or we may face legal or practical barriers to enforcing our legal rights even where unauthorized use is detected.

Current law may not provide for adequate protection of our platform or proprietary information and technology. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in datasets and Internet-related businesses are uncertain and evolving, and changes in these standards may adversely impact the viability or value of our proprietary rights. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our platform, or certain aspects of our platform, or our data analytics may be unenforceable under the laws of certain jurisdictions. Further, the laws of some countries in which we operate or intend to operate do not protect proprietary rights to the same extent as the laws of the U.S., and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. To the extent we expand our international activities, our exposure to unauthorized copying and use of our proprietary information or technology, or certain aspects of our platform, or our data analytics may increase. Further, competitors, foreign governments, foreign government-backed actors, criminals or other third parties may gain unauthorized access to our proprietary information and technology. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our technology and intellectual property.

To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights, and we may not be able to detect infringement or misappropriation by our customers, business partners, or other third parties. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new features, integrations and capabilities, result in our substituting inferior or more costly technologies into our platform, or injure our reputation. In addition, we may be required to license additional technology and data from third parties to develop and market new features, integrations and capabilities, and we cannot be certain that we could license that technology or data on commercially reasonable terms or at all, and our inability to license this technology or data could harm our ability to compete and have a material adverse effect on our business, financial condition and results of operations.

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

Third parties may assert claims that we or our customers infringe or otherwise violate their intellectual property rights and these claims, with or without merit, could be expensive to litigate, cause us to incur substantial costs and divert management resources and attention in defending the claim. In some jurisdictions, plaintiffs can also seek injunctive relief that may limit the operation of our business or prevent the marketing and selling of our products or services that infringe or allegedly infringe on the plaintiff’s intellectual property rights. To resolve these claims, we may enter into licensing agreements with restrictive terms or significant fees, stop making our technology, products or services available, be required to implement costly redesigns to the affected technology, or products or services, or pay damages to satisfy contractual obligations to others. If we do not resolve these claims in advance of a trial, there is no guarantee that we will be successful in court. These outcomes could have a material adverse effect on our business, financial condition and operations.

In addition, certain contracts with our suppliers or customers contain provisions whereby we are required to indemnify the counterparty for damages suffered as a result of claims related to intellectual property infringement and the use of data analytics by our technology, products, or services. Claims made under these provisions could be expensive to litigate and could result in significant payments. Even if we were to prevail in such a dispute, any litigation regarding our or others’ intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

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

We are subject to taxes in the U.S. and certain foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions, including the U.S., may be subject to change. The U.S. government may enact significant changes to the taxation of business entities, including, among others, a permanent increase in the corporate income tax rate, an increase in the tax applicable to the global low-taxed income and the imposition of minimum taxes or surtaxes on certain types of income. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option of expensing all research and development expenditures in the current year, instead requiring amortization over five years for expenditures in the U.S. and over fifteen years for foreign-based expenditures, pursuant to Section 174 of the Internal Revenue Code. In the future, Congress may consider legislation that would eliminate the capitalization and amortization requirement. There is no assurance that the requirement will be deferred, repealed, or otherwise modified. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or their interpretation.

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

We have broad discretion in the use of our cash and short-term investment balances and may not use them effectively.

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

We have a significant amount of goodwill and intangible assets on our balance sheet, and our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets. Our balance sheet reflects goodwill of $1.3 billion as of December 31, 2022 and 2021, and intangible assets, net of $350.7 million and $352.5 million as of December 31, 2022 and 2021, respectively. In accordance with U.S. GAAP, goodwill and intangible assets with an indefinite life are not amortized but are subject to a periodic impairment evaluation. Goodwill and acquired intangible assets with an indefinite life are tested for impairment at least annually or when events and circumstances indicate that fair value of a reporting unit may be below their carrying value. Acquired intangible assets with definite lives are amortized on a straight-line basis over the estimated period over which we expect to realize economic value related to the intangible asset. In addition, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. If indicators of impairment are present, we evaluate the carrying value in relation to estimates of future undiscounted cash flows. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of the businesses we have acquired, which in turn depend in part on how well we have integrated these businesses into our own business. Judgments made by management relate to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows of the carrying amounts of such assets. The accuracy of these judgments may be adversely affected by several factors, including significant:

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

As of December 31, 2022, the fair value of our one reporting unit was less than 10% higher than its carrying value. With a margin between fair value and carrying value in this range, our reporting unit is at risk for future goodwill impairments if it experiences a continued decline in its market capitalization or worsening macroeconomic conditions, which could represent potential indicators of impairment requiring further impairment analysis in 2023. We continue to monitor for potential impairment should impairment indicators arise. If actual results in our single reporting unit are substantially lower than the projections used in our valuation methodology, or if market discount rates substantially increase or our market capitalization substantially decreases, then our future valuations could be adversely affected. We could be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined, negatively impacting our results of operations.

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

The 2021 Credit Agreement (as defined below) contains covenants imposing certain restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The 2021 Credit Agreement contains restrictive covenants including, with specified exceptions, limitations on our ability to incur debt and liens; make certain investments, acquisitions and loans; pay dividends or make other distributions; make payments on subordinated debt; enter into burdensome agreements or affiliate transactions; consolidate, merge or dissolve; acquire or dispose of assets; materially alter our business, amend our organizational documents or the terms of certain restricted debt; and modify our fiscal year end. The 2021 Credit Agreement also requires us to, commencing on the last day of the fiscal quarter ended December 31, 2021, maintain a maximum total leverage ratio.

Our ability to comply with these covenants under the 2021 Credit Agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these covenants could result in an event of default, which would permit Bank of America, N.A. (the “Administrative Agent”) or the specified threshold of lenders to declare all outstanding debt to be due and payable, together with accrued and unpaid interest. Our obligations under the 2021 Credit Agreement are secured by liens on substantially all of our assets, subject to agreed-upon exceptions. Any default by us under the 2021 Credit Agreement could have a material adverse effect on our business, financial condition and results of operations.

Our level of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

The total principal amount of debt outstanding, excluding unamortized debt issuance costs, under the 2021 Credit Agreement as of December 31, 2022 was $266.4 million. The loans under the 2019 Credit Agreement were repaid and the 2019 Credit Agreement was terminated on September 17, 2021 in connection with the IPO Transactions and the 2021 Credit Agreement.

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

Pursuant to our 2021 Credit Agreement, we are required to maintain, commencing on the last day of the fiscal quarter ending December 31, 2021, on a consolidated basis, a maximum ratio of consolidated net debt to consolidated EBITDA (with certain adjustments as set forth in the 2021 Credit Agreement), tested as of the last day of any fiscal quarter. Events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy the financial covenant. We cannot assure you that we will satisfy the financial covenant in the future, or that our lenders will waive any failure to satisfy the financial covenant.

The failure to comply with the covenants under our 2021 Credit Agreement or volatility in the credit and capital markets could have a material adverse effect on our business, financial condition, liquidity and results of operation.

Our ability to manage our debt is dependent on our level of positive cash flow from the sale of our platform. An economic downturn may negatively impact our cash flows. Credit and capital markets can be volatile, and have recently experienced such volatility in light of global economic factors, which could make it more difficult for us to refinance our existing debt or to obtain additional debt or equity financings in the future. Such constraints could increase our costs of borrowing and could restrict our access to other potential sources of future liquidity. Future volatility or disruption in the credit and capital markets could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Our failure to comply with the covenants under the 2021 Credit Agreement or to have sufficient liquidity to make interest and other payments required by our debt could result in a default of such debt and acceleration of our borrowings, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Organizational Structure

We are a holding company, and our principal asset is our 68.2% ownership interest in Definitive OpCo, and we are accordingly dependent upon distributions from Definitive OpCo to pay dividends, if any, and taxes, make payments under the Tax Receivable Agreement and pay other expenses.

We are a holding company and our principal asset is our ownership of 68.2% of the outstanding LLC Units (as of December 31, 2022), exclusive of unvested LLC Units. We have no independent means of generating revenue. We anticipate that Definitive OpCo will continue to be treated as a partnership for U.S. federal and applicable state and local income tax purposes and, as such, will generally not be subject to entity-level U.S. federal and applicable state and local income tax. Instead, the taxable income of Definitive OpCo is allocated among its members, including us. Accordingly, we incur income taxes on our allocable share of any taxable income of Definitive OpCo. We also incur expenses related to our operations, and have obligations to make payments under the Tax Receivable Agreement. As the sole managing member of Definitive OpCo, we intend to cause Definitive OpCo to make distributions to the holders of LLC Units in amounts sufficient to (i) cover all of the income taxes payable by holders of LLC Units (including us) on such holders’ respective allocable shares of the taxable income of Definitive OpCo, (ii) allow us to make any payments required under the Tax Receivable Agreement, (iii) fund dividends to our stockholders in accordance with our dividend policy, to the extent that our board of directors declares such dividends and (iv) pay our expenses.

Deterioration in the financial condition, earnings or cash flow of Definitive OpCo and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that we need funds and Definitive OpCo is restricted from making such distributions under applicable law or regulation, as a result of covenants in its debt agreements or otherwise, we may not be able to obtain such funds on terms acceptable to us, or at all, which could have a material adverse effect on our liquidity and financial condition. In addition, for taxable years beginning after December 31, 2017, liability for adjustments to a partnership’s tax return can be imposed on the partnership itself in certain circumstances, absent an election to the contrary. Definitive OpCo could be subject to material liabilities pursuant to adjustments to its partnership tax returns if, for example, its calculations or allocations of taxable income or loss are incorrect, which also could limit its ability to make distributions to us.

In certain circumstances, Definitive OpCo will be required to make distributions to us and the other holders of LLC Units, and the distributions that Definitive OpCo will be required to make may be substantial.

Under the Amended LLC Agreement, Definitive OpCo is required from time to time to make pro rata distributions in cash to us and the other holders of LLC Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the income taxes payable on our and the other LLC Unit holders’ respective allocable shares of the taxable income of

Definitive OpCo. As a result of (i) potential differences in the amount of taxable income allocable to us and the other LLC Unit holders, (ii) the lower tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate (based on the tax rate applicable to individuals) in calculating Definitive OpCo’s distribution obligations, we may receive tax distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our board of directors, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, funding repurchases of Class A Common Stock, acquiring additional newly issued LLC Units from Definitive OpCo at a per unit price determined by reference to the market value of the Class A Common Stock, paying dividends, which may include special dividends, on its Class A Common Stock, or any combination of the foregoing. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. To the extent that we do not distribute such excess cash as dividends on our Class A Common Stock or otherwise take ameliorative actions between LLC Units and shares of Class A Common Stock and instead, for example, hold such cash balances, holders of our LLC Units (other than Definitive Healthcare Corp.) may benefit from any value attributable to such cash balances as a result of their ownership of Class A Common Stock following a redemption or exchange of their LLC Units, notwithstanding that such holders of our LLC Units (other than Definitive Healthcare Corp.) may previously have participated as holders of LLC Units in distributions by Definitive OpCo that resulted in such excess cash balances at Definitive Healthcare Corp.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the TRA Parties that will not benefit holders of our Class A Common Stock to the same extent that it will benefit the TRA Parties. The Tax Receivable Agreement with the TRA Parties requires Definitive Healthcare Corp. to make cash payments to TRA Parties in respect of certain tax benefits to which it may become entitled, and we expect that such payments will be substantial.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the TRA Parties that will not benefit the holders of Class A Common Stock to the same extent that it will benefit the TRA Parties. Although Definitive Healthcare Corp. holds 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for our Class A Common Stock. Under the Tax Receivable Agreement, we are required to make cash payments to the TRA Parties equal to 85% of the tax benefits, if any, that Definitive Healthcare Corp. actually realizes, or in certain circumstances are deemed to realize, as a result of (i) certain tax attributes that Definitive Healthcare Corp. acquired from the Blocker Companies, (ii) certain tax basis adjustments resulting from (a) acquisitions by Definitive Healthcare Corp. of LLC Units from existing holders and (b) future redemptions or exchanges of LLC Units by holders of LLC Units for Class A Common Stock or other consideration and (iii) certain payments made under the Tax Receivable Agreement. The payment obligations under the Tax Receivable Agreement are obligations of Definitive Healthcare Corp. and we expect that the amount of the cash payments that we are required to make under the Tax Receivable Agreement will be significant. Any payments made by Definitive Healthcare Corp. to the TRA Parties under the Tax Receivable Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the exchanging TRA Parties. Furthermore, Definitive Healthcare Corp.’s future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement.

In certain cases, payments under the Tax Receivable Agreement to the TRA Parties may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, upon a breach of any of our material obligations under the Tax Receivable Agreement or if, at any time, we elect an early termination of the Tax Receivable Agreement, then our obligations, or our successor’s obligations, under the Tax Receivable Agreement to make payments will accelerate. The accelerated payments required in such circumstances will be calculated by reference to the present value (at a discount rate equal to LIBOR plus 100 basis points or a replacement rate) of all future payments that holders of LLC Units or other recipients would have been entitled to receive under the Tax Receivable Agreement, and such accelerated payments and any other future payments under the Tax Receivable Agreement will be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.

As a result of the foregoing, we could be required to make payments under the Tax Receivable Agreement that are greater than the specified percentage of any actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement, and we could be required to make payments under the Tax Receivable Agreement significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our obligations under the Tax Receivable Agreement.

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

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the U.S. Internal Revenue Service, or the IRS, or another taxing authority may challenge all or part of the tax basis increases or other tax benefits that we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially affect a recipient’s payments under the Tax Receivable Agreement, then we will not be permitted to settle or fail to contest such challenge without the consent (not to be unreasonably withheld or delayed) of certain TRA Parties. The interests of the TRA Parties in any such challenge may differ from or conflict with our interests and your interests, and the TRA Parties may exercise their consent rights relating to any such challenge in a manner adverse to our interests and your interests. We will not be reimbursed for any cash payments previously made to the TRA Parties under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to a TRA Party are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a TRA Party will be netted against any future cash payments that we might otherwise be required to make to such TRA Party, as applicable, under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to a TRA Party for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. Moreover, the excess cash payments we previously made under the Tax Receivable Agreement could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. As a result, payments made under the Tax Receivable Agreement could be significantly in excess of any tax savings that we realize from the tax attributes could be that are the subject of the Tax Receivable Agreement

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), as a result of our ownership of Definitive OpCo, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

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

We and Definitive OpCo intend to conduct our operations so that we will not be deemed an investment company. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. If we were required to register as an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

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

Our amended and restated certificate of incorporation provides that our directors and stockholders affiliated with Advent and Spectrum Equity do not have any obligation to offer us an opportunity to participate in business opportunities presented to them even if the opportunity is one that we might reasonably have pursued (and therefore may be free to compete with us in the same business or similar businesses) and that, to the extent permitted by law, such directors and stockholders will not be liable to us or our stockholders for breach of any duty by reason of any such activities.

As a result, our directors and stockholders affiliated with Advent and Spectrum Equity will not be prohibited from investing in competing businesses or doing business with our customers. Therefore, we may be in competition with our directors and stockholders or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose certain corporate opportunities or suffer competitive harm, which could have a material adverse effect on our business, financial condition and results of operations.

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
•
sales of substantial amounts of our Class A Common Stock in the public markets;
•
speculation or reports by the press or investment community with respect to us or our industry in general;
•
announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, joint ventures or capital commitments; and
•
general market, political and economic conditions, including local conditions in the markets in which we operate.

These broad market and industry factors may decrease the market price of our Class A Common Stock, regardless of our actual financial performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, and the trading prices of technology company securities have been highly volatile, including recently. In addition, in the past, following periods of volatility in the overall market and decreases in the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

The market price of our Class A Common Stock could be negatively affected by sales of substantial amounts of our Class A Common Stock in the public markets.

As of December 31, 2022, we had a total of 105,138,273 shares of Class A Common Stock outstanding. Of those shares, 62,493,676 shares were held by Advent, our largest stockholder and one of our pre-IPO owners. In addition, as of December 31,2022, our pre-IPO owners held directly or indirectly a total of 50,433,101 LLC Units that, subject to applicable time-vesting conditions (some of which have already been met), can ultimately be redeemed or exchanged for our Class A Common Stock. In connection with the completion of our IPO, we entered into a Registration Rights Agreement with certain pre-IPO owners, including Advent, Spectrum Equity, 22C Capital and our founder. Any sales in connection with the Registration Rights Agreement or otherwise in compliance with the Securities Act of 1933, as amended (the “Securities Act”), or the prospect of any such sales, could materially and adversely impact the market price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.

In addition, we filed a registration statement on Form S-8 under the Securities Act to register shares of our Class A Common Stock or securities convertible into or exchangeable for shares of our Class A Common Stock issued pursuant to our 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan. Such Form S-8 registration statement automatically became effective upon filing. Accordingly, shares registered under such registration statement will be available for sale in the open market. Our registration statement on Form S-8 covers 10,487,212 shares of our Class A common stock.

The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of our Class A common stock in the future at a time and at a price that we deem appropriate.

The future issuance of additional Class A Common Stock in connection with any equity plans, acquisitions or otherwise will dilute all other stockholdings.

As of December 31, 2022 we had an aggregate of 484,374,515 shares of Class A Common Stock authorized but unissued and not reserved for issuance under our equity incentive plans. We may issue all these shares of Class A Common Stock without any action or approval by our stockholders, subject to certain exceptions. The issuance of any Class A Common Stock in connection with any equity incentive plan, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by owners of our Class A Common Stock.

As a public company, we incur significant costs to comply with the laws and regulations affecting public companies, which could harm our business and results of operations.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the listing requirements of Nasdaq, and other applicable securities rules and regulations. These rules and regulations have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. Based on the market value of our Class A common stock held by non-affiliates as of June 30, 2022, on December 31, 2022 we ceased to be an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As a result, we have experienced, and expect to continue to experience, additional costs associated with being a public company, including costs associated with compliance with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, or Section 404, the adoption of certain accounting standard updates upon losing such status, and additional disclosure requirements. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board or our board committees or as executive officers. Our management and other personnel devote a substantial amount of time to these compliance initiatives, diverting their attention from other business concerns, which could harm our business, financial condition and results of operations.

To comply with the requirements of being a public company, including the Sarbanes-Oxley Act, we continue to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff or outsourcing certain functions to third parties, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, our 2021 Credit Agreement imposes, and we anticipate that documents governing our future indebtedness may impose, limitations on our ability to enter into change of control transactions. The occurrence of a change of control transaction could constitute an event of default thereunder permitting acceleration of the indebtedness, thereby impeding our ability to enter into certain transactions.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case, to the fullest extent permitted by Delaware law. Pursuant to our charter, our directors will not be liable to us or any stockholders for monetary damages for any breach of fiduciary duty, except (i) for acts that breach his or her duty of loyalty to us or our stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law; (iii) pursuant to Section 174 of the Delaware General Corporate Law (the “DGCL”), which provides for liability of directors for unlawful payments of dividends of unlawful stock purchase; or (iv) for any transaction from which the director derived an improper personal benefit. The amended and restated bylaws also require us, if so requested, to advance expenses that such director or officer incurred in defending or investigating a threatened or pending action, suit or proceeding, provided that such person will return any such advance if it is ultimately determined that such person is not entitled to indemnification by us. Any claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Framingham, Massachusetts and consists of approximately 55,700 square feet of space under leases that expire in January 2029, with extension options. As of December 31, 2022, we have other offices in Sweden, India and New Jersey. We lease all of our facilities and do not own any real property. We believe that our facilities are adequate for our current and anticipated future use and that we will be able to secure additional space as needed to accommodate expansion of our operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our Class A Common Stock is listed and traded on the Nasdaq Global Select Market under the trading symbol “DH”. There is no established public trading market for our Class B Common Stock.

Stockholders

As of February 23, 2023, there were 38 holders of record of our Class A Common Stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have no current plans to pay dividends on our Class A common stock. The declaration, amount, and payment of any future dividends on shares of Class A Common Stock is at the sole discretion of our board of directors, and we may reduce or discontinue entirely the payment of such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.

Stock Performance Graph

The following shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our other filings under the Securities Act or the Exchange Act.

The graph below compares the cumulative total stockholder return on our Class A Common Stock with the cumulative total return on the Nasdaq Composite Total Return (^XCMP) and the S&P 500 Internet Services & Infrastructure Index, assuming an initial investment of $100 at the market close on September 15, 2021, the date our Class A Common Stock commenced trading on the Nasdaq Global Select Market. Data for the Nasdaq Composite Total Return and S&P 500 Internet Services & Infrastructure Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A Common Stock.

Recent Sales of Unregistered Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Pursuant to the terms of the Amended LLC Agreement, holders of LLC Units have the right to exchange all or a portion of their LLC Units for newly issued shares of Class A Common Stock on a one-for-one basis, which issuances are made in reliance on Section 4(a)(2) of the Securities Act. Upon any such exchange, a corresponding number of shares of Class B Common Stock held by the LLC Unit holder are cancelled. Such exchanges executed in the fourth quarter of 2022 are as follows:

Date of Exchange	Number of Shares Exchanged
October 3, 2022	5,972
November 14, 2022	2,858
Total	8,830

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion includes a comparison of our results of operations, financial condition, and liquidity and capital resources for fiscal years 2022, 2021 and 2020. This discussion is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying Notes to the Financial Statements found in Part II, Item 8 of this Form 10-K. It contains forward-looking statements that involve risks and uncertainties and our actual results may differ materially from those discussed. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part I, Item 1A of this Annual Report.

Overview

Definitive Healthcare is a leading provider of healthcare commercial intelligence. Our solutions provide accurate and comprehensive information on healthcare providers and their activities to help our customers optimize everything from product development to go-to-market planning and sales and marketing execution. Delivered through our software as a service (“SaaS”) platform, our intelligence has become important to the commercial success of our over 3,000 customers as of December 31, 2022. We generally define a customer as a company that maintains one or more active paid subscriptions to our platform.

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

Recent Developments

Restructuring Charges

On January 12, 2023, we announced a restructuring plan intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. We estimate that in the first quarter of 2023 we will incur pre-tax cash restructuring and related charges of approximately $2.0 million to $2.5 million, consisting primarily of severance payments, employee benefits, and related cash expenses, as well as an immaterial non-cash stock-based compensation charge related to the vesting of share-based awards for employees who are terminated. We expect these actions will be substantially complete by the end of the first quarter of 2023.

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

Our current and prospective customers and their business spendings are impacted by worsening macroeconomic conditions to varying degrees and as a result, in some cases we are observing deal cycles lengthen for new and existing customers, in part as a result of more stringent approval processes, and a significant number of deferred purchasing decisions, which have been most pronounced in the life science and provider markets, and which we expect will impact our growth unless macroeconomic conditions improve. We are continuing to evaluate these and other past and potential future direct and indirect impacts on our business and results of operations.

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depends on many factors, including the following:

Acquiring New Customers

We plan to continue to organically grow the number of customers that use our platform by increasing demand for our platform and penetrating our addressable market. Our results of operations and growth prospects will depend in part on our ability to attract new customers. We intend to drive new customer acquisition with our efficient go-to-market engine by continuing to invest in our sales and marketing efforts and developing new use cases for our platform. Enterprise Customers represent the majority of our ARR and are a key focus of our go-to-market programs. As of December 31, 2022, 2021, and 2020, we had over 3,000, 2,800, and 2,600 customers, respectively. We generally define a customer as a company that maintains one or more active paid subscriptions to our platform. We have identified more than 100,000 potential customers across the healthcare ecosystem that we believe could benefit from our platform. Our ability to attract and acquire new customers is dependent on the strength of our platform and effectiveness of our go-to-market strategy, as well as macroeconomic factors and their impact on our potential customers’ business spending. Despite our ability to expand our customer base in 2022 notwithstanding macroeconomic challenges, similar or worsening macroeconomic challenges may negatively impact expansion in the future.

Expanding Relationships with Existing Customers

We believe there is a significant opportunity to generate additional revenue from our existing customer base, which we expanded to over 3,000 customers as of December 31, 2022.

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

Our platform currently offers 18 intelligence modules. Our success in expanding usage of our platform with our existing customers is demonstrated by our NDR (see “Key Metrics”). For the year ended December 31, 2022, our NDR for customers generating more than $100,000 in ARR (“Enterprise Customers”) was 110%. As of December 31, 2022, we had 538 Enterprise Customers, which represented approximately 61% of our ARR. Our NDR for all customers over $17,500 ARR was 103%. For the year ended December 31, 2021, our NDR for Enterprise Customers was 120% and our NDR for all customers over $17,500 ARR was 111%. For the year ended December 31, 2020, our NDR for Enterprise Customers was 124% and our NDR for all customers over $17,500 ARR was 108%.

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

Adjusted Gross Profit and Adjusted Gross Margin

We define Adjusted Gross Profit as revenue less cost of revenue, excluding acquisition-related depreciation and amortization, and stock-based compensation costs. Adjusted Gross Profit differs from Gross Profit, in that Gross Profit includes the impact of acquisition-related depreciation and amortization expense and stock-based compensation. We exclude acquisition-related depreciation and amortization expense as they have no direct correlation to the cost of operating our business on an ongoing basis. Adjusted Gross Margin is defined as Adjusted Gross Profit as a percentage of revenue. These are key metrics used by management and our board of directors to assess our operations.

The following table presents a reconciliation of Gross Profit to Adjusted Gross Profit and Adjusted Gross Margin for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Reported gross profit	$180,028	$125,465	$87,849
Amortization of intangible assets resulting from acquisition- related purchase accounting adjustments (a)	15,715	20,220	19,169
Equity compensation costs	942	277	62
Adjusted Gross Profit	$196,685	$145,962	$107,080
Revenue	$222,653	$166,154	$118,317
Adjusted Gross Margin	88%	88%	91%
(a)
Amortization of intangible assets resulting from purchase accounting adjustments represents non-cash amortization of acquired intangibles, primarily resulting from the Advent Acquisition.

Adjusted EBITDA and Adjusted EBITDA Margin

We present “Adjusted EBITDA” as a measure of our operating performance. EBITDA is defined as earnings before (i) debt-related costs, including interest expense and loss from extinguishment of debt, (ii) interest income, (iii) provision for taxes, and (iv) depreciation and amortization. Management further adjusts EBITDA in its presentation of Adjusted EBITDA to exclude (i) other (income) expense, (ii) equity-based compensation, (iii) acquisition, integration and restructuring expenses and (iv) other non-recurring and one-time expenses. We exclude these items because they are by nature non-cash, non-recurring and/or unrelated to our core operations, and therefore we do not believe them to be representative of ongoing operational performance. Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of revenue. Adjusted EBITDA and Adjusted EBITDA Margin are key metrics used by management and our board of directors to assess the profitability of our operations. We believe these metrics provide useful measures to investors to assess our operating performance and in measuring the profitability of our operations on a consolidated level.

The following table presents a reconciliation of Net loss to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net loss	$(22,255)	$(61,257)	$(51,157)
Interest expense, net	8,413	25,871	36,490
Income tax (benefit) provision	(17,185)	675	—
Loss from extinguishment of debt	—	9,873	—
Depreciation & amortization	56,904	59,947	59,580
EBITDA	25,877	35,109	44,913
Other (income) expense, net (a)	(10,236)	(143)	222
Equity-based compensation (b)	36,434	9,957	1,747
Transaction, integration and restructuring expenses (c )	7,890	6,287	3,776
Other non-recurring items (d)	3,781	4,780	2,847
Adjusted EBITDA	$63,746	$55,990	$53,505
Revenue	$222,653	$166,154	$118,317
Adjusted EBITDA Margin	29%	34%	45%
(a)
Primarily represents foreign exchange and TRA liability remeasurement gains and losses.
(b)
Equity-based compensation represents non-cash compensation expense recognized in association with equity awards made to employees and directors.
(c)
Transaction and integration expenses primarily represent legal, accounting and consulting expenses and fair value adjustments for contingent consideration related to our acquisitions, including a go-to market integration project conducted in 2022. Restructuring expenses relate to impairment and restructuring charges related to office relocations.
(d)
Non-recurring items represent expenses that are typically by nature one-time, non-operational and unrelated to our core operations. One-time expenses are comprised primarily of professional fees related to financing, capital structure changes and other non-recurring set-up costs related to public company operations for the current period, and IPO readiness costs for the prior periods.

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

Unfavorable macroeconomic challenges are elongating deal cycles as customers implement more stringent approval processes or delay spending decisions, which impacts revenue from our existing customers, including upsells, and as a result, we expect our NDR growth rates for 2023 to be reduced unless macroeconomic conditions improve.

Current Remaining Performance Obligations (“cRPO”)

We monitor current remaining performance obligations as a metric to help us evaluate the health of our business and identify trends affecting our growth. cRPO represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue within the next twelve months. cRPO is not necessarily indicative of future revenue growth. In addition to total contract volume, cRPO is influenced by several factors, including seasonality, disparate contract terms, and the timing of renewals, because renewals tend to be most frequent in the fourth quarter. Due to these factors, it is important to review cRPO in conjunction with revenue and other financial metrics.

Our cRPO will continue to be impacted by macroenvironment challenges, which have resulted in elongating deal cycles as customers implement more stringent approval processes or push out final decisions to later periods. We expect this trend to reduce our revenue growth rate in 2023 if the macroenvironment remains challenged.

The following table presents our remaining performance obligations, including cRPO as of December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021
Current	$183,527	$155,134
Non-current	93,464	95,354
Total	$276,991	$250,488

Impact of Acquisitions and Investments

We seek to enhance our platform, data and business through internal development and through acquisitions of and investments in businesses that broaden and strengthen our platform. In February 2022, we completed our acquisition of Analytical Wizards Inc., a company that specializes in automating complex analytic models using tools that expedite efficient big data mining through A.I. and M.L. power to uncover deep insights. This acquisition further strengthened our data platform and our business. In October 2020, we acquired Monocl, a cloud-based platform with millions of expert profiles. In December 2019, we acquired Healthcare Sales Enablement, Inc. (“HSE”), a software analytics firm that helps life science companies and healthcare providers find patient clusters who would most benefit from their products and services. In January 2019, we acquired HIMSS Analytics, a global healthcare advisor providing guidance and market intelligence solutions. In June 2016, we acquired Billian’s HealthDATA, a provider of data and analytics on U.S. healthcare organizations. In October 2015, we acquired US Lifeline, a provider of real- world data and intelligence for the healthcare supply chain. These acquisitions and investments have strengthened our data platform and our business. Acquisitions can result in transaction costs, amortization expense and other adjustments as purchase accounting requires that all assets acquired and liabilities assumed be recorded at fair value on the acquisition date. See Note 3 in our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Components of our Results of Operations

Revenue

For the year ended December 31, 2022, we derived approximately 97% of our revenue from subscription services and the remainder from professional services. Our subscription services consist primarily of subscription fees for access to our platform and stand-ready support. Our subscription contracts typically have a term ranging from 1 to 3 years and are non-cancellable. We typically bill for services in advance annually, and we typically require payment at the beginning of each annual period. Our subscription revenue is recognized ratably over the contract term. Our professional services revenue typically is derived from non-recurring consulting services which are generally capable of being distinct and can be accounted for as separate performance obligations. Revenue related to these professional services is insignificant and is recognized at a point in time, when the performance obligations under the terms of the contract are satisfied and control has been transferred to the customer.

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

Amortization. Includes amortization expense for technology and data acquired in business combinations and asset purchase agreements. We anticipate that amortization will increase only if we make additional acquisitions in the future.

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

Operating Expenses

The most significant component of our operating expenses is personnel costs, which consist of salaries, bonuses, sales commissions, stock-based compensation, and other employee-related benefits. Operating expenses also include non-personnel costs such as facilities, technology, professional fees, and marketing. In light of macroeconomic conditions and their past and potential future impacts on our business, we have made efforts to contain our operating expenses, including implementing a restructuring plan in the first quarter of 2023. Rising inflation, and in particular increases to the cost of labor due to cost-of-living increases, have negatively impacted our operating expenses, and we expect this to continue. However, inflation has not materially affected our business to date.

Sales and marketing. Sales and marketing expenses primarily consist of personnel costs such as salaries, bonuses, sales commissions, stock-based compensation, and other employee-related benefits for our sales and marketing teams, as well as non-personnel costs including overhead costs, technology and marketing costs. While we have slowed hiring in response to macroeconomic conditions, and expect to maintain slower levels until macroeconomic conditions improve, we continue to hire additional sales and marketing personnel, enhance our digital marketing infrastructure and invest in marketing programs targeting our major vertical markets.

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

General and administrative. General and administrative expenses primarily consist of personnel costs such as salaries, bonuses, stock-based compensation, and other employee-related benefits for our executive, finance, legal, human resources, IT and operations, and administrative teams, as well as non-personnel costs including overhead costs, professional fees and other corporate expenses. General and administrative costs have increased relative to prior periods due to the incremental costs associated with operating as a public company, including corporate insurance costs, incremental accounting and legal expenses, and additional resources associated with controls, reporting, and disclosure. We have slowed hiring in response to macroeconomic conditions and do not expect to increase it until macroeconomic conditions improve.

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

Interest expense, net consists primarily of interest expense on our debt obligations and the amortization of debt discounts and debt issuance costs, less interest income. We expect, as a result of the recent rise in interest rates, that interest expense will increase in 2023 over prior periods for the unhedged portion of our outstanding debt while interest rate swap agreements will keep the hedged portion of outstanding debt fixed.

Other income (expense), net consists primarily of the revaluation of tax receivable agreement liabilities and realized and unrealized gains, losses on extinguishment of debt resulting from the write-off of unamortized deferred financing costs associated with loan repayments in conjunction with the September 2021 refinancing and losses related to the impact of transactions denominated in a foreign currency. Significant changes in the projected liability resulting from the tax receivable agreement may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and could affect the expected future tax benefits to be received by us. We do not have significant exposure to foreign exchange volatility and do not anticipate foreign currency transaction gains or losses to materially impact our results of operations.

Results of Operations

The discussion of our consolidated results of operations includes year-over-year comparisons of 2022 results compared to those in 2021. For a discussion of the 2021 results compared to those in 2020, see the discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K, which is incorporated by reference herein.

The following table sets forth a summary of our consolidated statements of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Revenue	$222,653	$166,154	$118,317
Cost of revenue:
Cost of revenue	25,866	19,421	11,085
Amortization	16,759	21,268	19,383
Total cost of revenue	42,625	40,689	30,468
Gross profit	180,028	125,465	87,849
Operating expenses:
Sales and marketing	89,585	56,387	34,332
Product development	34,890	18,565	11,062
General and administrative	48,781	30,528	12,927
Depreciation and amortization	40,145	38,679	40,197
Transaction, integration and restructuring expenses	7,890	6,287	3,776
Total operating expenses	221,291	150,446	102,294
Loss from operations	(41,263)	(24,981)	(14,445)
Total other income (expense), net	1,823	(35,601)	(36,712)
Loss before income taxes	(39,440)	(60,582)	(51,157)
Benefit from (provision for) income taxes	17,185	(675)	—
Net loss	(22,255)	(61,257)	(51,157)
Less: Net loss attributable to Definitive OpCo prior to the Reorganization Transactions	-	(33,343)	(51,157)
Less: Net loss attributable to noncontrolling interests	(16,218)	(10,237)	-
Net loss attributable to Definitive Healthcare Corp.	$(6,037)	$(17,677)	$-

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

Revenue

Revenue increased $56.5 million, or 34%, for the year ended December 31, 2022 compared with the same period in the prior year, driven almost entirely by higher subscription revenue. This increase was primarily due to net expansion with existing customers, as well as organic additions of new customers, and the addition of new customers resulting from the acquisition of Analytical Wizards.

Cost of Revenue

Cost of revenue increased $1.9 million, or 5%, for the year ended December 31, 2022 compared with the same period in the prior year, primarily due to increased data and hosting fees, increases in employee benefit and insurance costs and, to a lesser extent, incremental personnel costs resulting from the acquisition of Analytical Wizards, partially offset by lower amortization of acquired technology costs.

Operating Expenses

Operating expenses increased $70.8 million, or 47%, for the year ended December 31, 2022 compared with the same period in the prior year. The increase was primarily due to:

•
An increase in sales and marketing expense of $33.2 million for the year ended December 31, 2022, primarily due to increased personnel costs, including employee benefits and insurance costs, resulting from additional hiring, as well as increases in stock-based compensation expense driven primarily by a full year's amortization of post-IPO equity grants;
•
An increase in product development expense of $16.3 million for the year ended December 31, 2022, primarily due to increased personnel costs, including employee benefits and insurance costs, resulting from additional hiring and the acquisition of Analytical Wizards, as well as increases in stock-based compensation expense driven primarily by a full year's amortization of post-IPO equity grants;
•
An increase in general and administrative expense of $18.3 million for the year ended December 31, 2022, primarily due to increased personnel costs, including employee benefits and insurance costs, resulting from additional hiring, as well as increases in stock-based compensation expense, and additional accounting and legal expenses resulting from the transition to becoming a publicly-traded company. If the macroenvironment trends previously described continue, we may experience additional increases in bad debt expense in the future;
•
An increase in transaction, integration and restructuring expenses of $1.6 million for the year ended December 31, 2022, due primarily to costs arising from the acquisition of Analytical Wizards, restructuring costs, and a go-to-market integration project conducted in the third quarter of 2022.

Other Income (Expense), Net

Total other income, net was $1.8 million for the year ended December 31, 2022, driven primarily by other income of $10.2 million, including a TRA liability remeasurement gain of $9.4 million, partially offset by $8.4 million of interest expense. Total other expense, net was $35.6 million for the year ended December 31, 2021, driven primarily by $25.9 million of interest expense, net and a $9.9 million loss from the extinguishment of debt. Interest expense, net was lower in the year ended December 31, 2022 compared with the same period in the prior year due to lower interest rates and a lower outstanding debt balance resulting from the refinancing of the Company’s debt in September 2021.

Benefit From (Provision For) Income Taxes

Benefit from income taxes for the year ended December 31, 2022 was $17.2 million, representing an effective tax rate of 43.6%, as compared to expense from income taxes of $0.7 million, representing an effective tax rate of (1.1)% for the year ended December 31, 2021. The 2022 increase in the effective tax rate was primarily driven by the impact of the change in the state effective tax rate on our substantial net deferred tax liability balance. The state effective tax rate decreased from 6.67% to 4.77% due to changes in state apportionment factors inclusive of changes in the mix of sales, property, and payroll by state, certain state tax rates changes, and principally certain state incentives. State tax incentives include benefits such as state R&D credits and qualification for single sales factor rather than three-factor apportionment.

Liquidity and Capital Resources

Overview

As of December 31, 2022, we had $146.9 million of cash and cash equivalents, $184.9 million of short-term investments and $75.0 million available under our revolving credit facility. Our principal sources of liquidity are cash and cash equivalents and short-term investments on hand, primarily from our IPO and follow-on offering, as well as the cash flows we generate from operations. In addition, on October 7, 2022, we filed a registration statement on Form S-3 with the SEC using a “shelf” registration process. If and when we utilize the shelf registration, we will be able to, from time to time, offer and sell, either individually or in combination, in one or more offerings of the securities described in the shelf registration statement. Each time we offer securities under this shelf registration, we will provide a prospectus supplement that will contain more specific information about the terms of that offering. Our principal uses of liquidity have been primarily for investment in long-term growth of the business through capital expenditures and acquisitions, as well as debt services and distributions to members of Definitive OpCo.

All of our business is conducted through Definitive OpCo and its consolidated subsidiaries and affiliates, and the financial results are included in the consolidated financial statements of Definitive Healthcare Corp. Definitive Healthcare Corp. has no independent means of generating revenue. The Amended LLC Agreement provides that certain distributions will be made to cover Definitive Healthcare Corp.’s taxes and such tax distributions are also expected to be used by Definitive

Healthcare Corp. to satisfy its obligations under the TRA. We have broad discretion to make distributions out of Definitive OpCo. In the event Definitive Healthcare Corp. declares any cash dividend, we expect to cause Definitive OpCo to make distributions to us, in an amount sufficient to cover such cash dividends declared by us. Deterioration in the financial condition, earnings, or cash flow of Definitive OpCo and its subsidiaries for any reason could limit or impair their ability to pay such distributions. In addition, the terms of our 2021 Credit Agreement contain covenants that may restrict DH Holdings and its subsidiaries from paying such distributions, subject to certain exceptions. Further, Definitive OpCo and Definitive Healthcare Corp. are generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Definitive OpCo and DH Holdings (with certain exceptions), as applicable, exceed the fair value of its assets. Subsidiaries of DH Holdings are generally subject to similar legal limitations on their ability to make distributions to DH Holdings.

We believe that our cash flow from operations, availability under the 2021 Credit Agreement and available cash and cash equivalents and short-term investments will be sufficient to meet our liquidity needs for at least the next twelve months.

However, our liquidity and our ability to meet our obligations and fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control, such as rising inflation and potential recession, and our anticipated funding requirements could increase. See the “Risk Factors” section in this Annual Report. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of additional indebtedness, the issuance of additional equity, or a combination thereof. In the event we need to seek additional funding, rising interest rates, stock market volatility or other unfavorable macroeconomic conditions may also prevent us from obtaining additional financing on favorable terms or at all. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. In addition, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell or issue additional equity to finance such acquisitions, which could possibly result in additional expenses or dilution.

Cash Flows

The discussion of our cash flows includes a year-over-year comparison of 2022 cash flows to those in 2021. For a discussion of our 2021 cash flows compared to 2020 cash flows, see the discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K, which is incorporated by reference herein.

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash provided by (used in):
Operating activities	$35,579	$25,212	$23,217
Investing activities	(248,903)	(46,731)	(23,862)
Financing activities	(26,696)	384,372	16,655
Change in cash and cash equivalents (excluding effect of exchange rate changes)	$(240,020)	$362,853	$16,010

Cash Flows provided by Operating Activities

Net cash provided by operating activities was $35.6 million during the year ended December 31, 2022, primarily as a result of a net loss of $22.3 million and a $22.0 million net decrease in our operating assets and liabilities, offset by non-cash charges of $79.8 million. The non-cash charges were primarily comprised of amortization of intangible assets of $54.7 million, equity compensation costs of $36.4 million, and amortization of deferred contract costs of $8.8 million, partially offset by deferred income taxes of $17.3 million and a gain on remeasurement of the TRA of $9.4 million. The change in operating assets and liabilities was primarily the result of cash outflows resulting from an increase in deferred contract costs of $15.3 million, an increase in accounts receivable of $13.2 million, and payments of contingent consideration of $6.4 million. These factors were partially offset by an increase in deferred revenue of $12.7 million due to the timing of billings and cash received in advance of revenue recognition for subscription services.

Cash Flows used in Investing Activities

Cash used in investing activities during the year ended December 31, 2022 was $248.9 million, driven primarily by $338.0 million in purchases of short-term investments, $56.3 million paid to complete the AW acquisition (net of cash acquired), and $8.3 million of capital expenditures, partially offset by $153.7 million in maturities of short-term investments.

Cash Flows used in Financing Activities

Cash used in financing activities during the year ended December 31, 2022 was $26.7 million, primarily driven by $12.9 million in tax distribution payments to members, repayments of the 2021 Term Loan (as defined below) of $6.9 million, taxes paid related to the net share settlement of equity awards of $4.1 million, $1.7 million in payments of deferred equity offering issuance costs, and $1.1 million in payments of contingent consideration arising from the Monocl acquisition.

Refer to Debt Obligations for additional information related to our debt obligations.

Debt Obligations

On September 17, 2021, DH Holdings entered into the 2021 Credit Agreement, providing for (i) a $275.0 million term loan A facility (the “2021 Term Loan”) and (ii) a $75.0 million revolving credit facility (the “2021 Revolving Line of Credit” and together with the 2021 Term Loan, collectively, the “2021 Credit Facilities”). The 2021 Credit Facilities thereunder are guaranteed by all of DH Holdings' wholly owned domestic restricted subsidiaries and AIDH Buyer, the direct parent company of DH Holdings, in each case, subject to customary exceptions, and are secured by a lien on substantially all of the assets of DH Holdings and such guarantors, including a pledge of the equity of DH Holdings, in each case, subject to customary exceptions.

The 2021 Term Loan is for $275.0 million and has a maturity date of September 17, 2026. The 2021 Term Loan was recorded net of $3.5 million in issuance costs. The issuance costs are amortized to interest expense over the term of the 2021 Term Loan using the effective interest method.

The 2021 Term Loan is subject to annual amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on the Initial Amortization Date, equal to approximately 2.5% per annum of the principal amount of the term loans in the first year and second year after the Initial Amortization Date and approximately 5.0% per annum of the principal amount of the term loans in the third year, fourth year, and fifth year after the Initial Amortization Date. A balloon payment of approximately $220.0 million will be due at the maturity of the 2021 Term Loan. There was $266.4 million outstanding on the 2021 Term Loan at December 31, 2022.

The 2021 Revolving Line of Credit is committed for $75.0 million and has a maturity date of September 17, 2026. There was no outstanding balance on the 2021 Revolving Line of Credit as of December 31, 2022 and 2021.

On October 31, 2022, the Company amended the 2021 Credit Agreement to replace the LIBO rate with Term SOFR plus an applicable rate.

The 2021 Credit Agreement includes certain customary financial covenants, and the Company was compliant with its financial covenants under the 2021 Credit Agreement as of December 31, 2022.

Financing Obligations

Financing obligations generally include repayment of principal amounts of our term loan (as detailed above in “Debt Obligations”), lease payments and purchase obligations. The leases relate to office facilities and expire at various times through 2029. The lease obligations include $2.0 million to be paid in 2023 and $11.0 million thereafter. Estimated purchase commitments, which currently run through 2025, are $11.0 million in 2023 and $16.7 million thereafter.

Tax Receivable Agreement (“TRA”)

In connection with the Reorganization Transactions and the IPO, the Company entered into the TRA with certain of our pre- IPO holders of LLC Units and the former shareholders of certain Blocker Companies. The TRA provides for the payment by Definitive Healthcare Corp. of 85.0% of the amount of any tax benefits that it actually realizes, or in some cases is deemed to realize, as a result of (i) certain tax attributes that it acquired from the Blocker Companies in the Reorganization Transactions (including net operating losses and the unamortized portion of the increase in tax basis in the tangible and intangible assets of Definitive OpCo and its subsidiaries resulting from the prior acquisitions of interests in Definitive OpCo by the Blocker Companies), (ii) certain tax basis adjustments resulting from the acquisition of LLC Units by Definitive Healthcare Corp. and (iii) certain payments made under the TRA.

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

We expect that as a result of the size of the anticipated tax basis adjustment of the tangible and intangible assets of Definitive OpCo upon the exchange or redemption of LLC Units and our possible utilization of certain tax attributes, the payments that Definitive Healthcare Corp. may make under the TRA will be substantial. The payments under the TRA are not conditioned upon continued ownership of us by the exchanging holders of LLC Units. See Note 19 in our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Capital Expenditures

Capital expenditures increased by $1.6 million to $8.3 million for the year ended December 31, 2022 compared to $6.7 million for the same period in the prior year, primarily driven by the purchases of historical data.

Inflation

While rising inflation and increases to the cost of and competition for labor have negatively impacted and continue to negatively impact our operating expenses, we do not believe inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset higher costs through price increases and our inability or failure to do so could potentially harm our business, financial condition, and results of operations.

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

Derivative Instruments and Hedging Activities

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

In the fourth quarter of 2022, the Company experienced a decline in its stock price resulting in the total market value of its shares of stock outstanding, or its market capitalization, being less than the carrying value of its one reporting unit. Therefore, as of October 1, 2022, the Company elected to bypass the qualitative assessment and determined it appropriate to perform quantitative assessments of the Company’s one reporting unit at both October 1, 2022 and December 31, 2022. The Company elected to conduct its quantitative assessments using a combination of an income and a market approach. The income approach is based on a projected discounted cash flow model and the market approach utilizes the Company's market capitalization plus an appropriate control premium. Market capitalization is determined by multiplying the number of shares of Class A Common Stock outstanding by the market price of its Class A Common Stock. The control premium is determined by utilizing data from publicly available premium studies for public company transactions. Based on the Company’s quantitative assessments performed as of October 1, 2022 and December 31, 2022, the fair value of the reporting unit exceeded its related carrying value. Therefore, the Company concluded there was no impairment of goodwill during the fourth quarter of 2022.

As of December 31, 2022, the fair value of our one reporting unit was less than 10% higher than its carrying value. With a margin between fair value and carrying value in this range, the Company’s reporting unit is at risk for future goodwill impairments if it experiences a continued decline in its market capitalization or worsening macroeconomic conditions, which could represent potential indicators of impairment requiring further impairment analysis in 2023. The Company continues to monitor for potential impairment should impairment indicators arise.

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

Accounting for Income Taxes

Definitive OpCo is taxed as a partnership. For federal and state income tax purposes, income, losses, and other tax attributes not generated by the HSE, Monocl, or AW subsidiaries generally pass through to the Definitive OpCo members’ individual income tax returns. Additionally, Definitive OpCo may be subject to certain taxes on behalf of its members in certain states.

HSE, AW, and the Monocl subsidiaries are taxed as corporations. Accordingly, these entities account for income taxes by recognizing tax assets and liabilities for the cumulative effect of all the temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred taxes for the HSE, AW, and Monocl subsidiaries are determined using enacted federal, state, or foreign income tax rates in effect in the year in which the differences are expected to reverse.

Definitive Healthcare Corp. is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Definitive OpCo and will be taxed at the prevailing corporate tax rates. In addition to tax expenses, Definitive Healthcare Corp. will also make payments under the Tax Receivable Agreement, which we expect to be significant. We anticipate that we will account for the income tax effects and corresponding Tax Receivable Agreement’s effects resulting from future redemptions or exchanges of LLC Units by recognizing an increase in Definitive Healthcare Corp.'s deferred tax assets, based on enacted tax rates at the date of the purchase or exchange.

Further, we account for amounts payable under the Tax Receivable Agreement in accordance with ASC 450—Contingencies. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the Tax Receivable Agreement will be estimated at the time of any purchase or exchange as a reduction to shareholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income or loss. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income or loss.

In assessing the realizability of deferred tax assets of Definitive OpCo and its subsidiaries, management considers the weight of available evidence and whether it is more likely than not that some or all of the deferred tax assets will be realized; when necessary, a valuation allowance is established.

Under the provisions of ASC 740—Income Taxes, as it relates to accounting for uncertainties in tax positions, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the tax years ended December 31, 2022, 2021 and 2020, we did not have any uncertain tax positions.

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

Interest Rate Risk

Our cash, cash equivalents and short-term investments primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities and commercial paper. As of December 31, 2022 we had cash and cash equivalents of $146.9 million and short-term investments of $184.9 million.

Our operating results are subject to market risk from interest rate fluctuations on our 2021 Term Loan, which bears a variable interest rate based on the Term SOFR Rate plus an applicable margin. As of December 31, 2022, the total principal balance outstanding was $266.4 million.

Our operating results are subject to market risk from interest rate fluctuations on our 2021 Term Loan, which bears a variable interest rate based on the SOFR Rate or a Base Rate plus an applicable margin. In order to reduce the interest rate risk on our debt, we have entered into an interest rate swap agreement on a portion of our borrowings. As of December 31, 2022, the total principal balance outstanding was $266.4 million. Excluding the effect of the interest rate swap agreement, a hypothetical 1.0% increase or decrease in the interest rate associated with borrowings under the 2021 Credit Agreement would result in an approximately $2.7 million impact to interest expense on an annual basis.

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

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and trade and other receivables. We hold cash with reputable financial institutions that often exceed federally insured limits. We manage our credit risk by concentrating our cash deposits and short-term investments with high-quality financial institutions and periodically evaluating the credit quality of those institutions. The carrying value of cash and short-term investments approximates fair value.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Management's Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financing reporting and the preparation of financial statements for external purposes in accordance with U.S generally accepted accounting principles. Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and oversight of the board of directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report and issued its report on the effectiveness of our internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Definitive Healthcare Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Definitive Healthcare Corp. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 27, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/Deloitte & Touche LLP

Boston, Massachusetts
February 27, 2023

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2022, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

As part of our system of corporate governance, our board of directors has adopted a code of business conduct and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including our independent directors and consultants, who are not employees of ours, with regard to their activities related to our business. Our code of business conduct and ethics is available in the Investor Relations section of our website at https://ir.definitivehc.com. We intend to post on this section of our website any amendment to our code of business conduct and ethics, as well as any waivers of our code of business conduct and ethics, that are required to be disclosed by the rules of the SEC or the Nasdaq Stock Market.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

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

4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 001-40815) filed with the SEC on March 15, 2022).
10.1

Credit Agreement, dated September 17, 2021, by and among DH Holdings and Administrative Agent, the lenders party thereto and the issuing banks from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-40815), filed with the SEC on September 20, 2021).

10.2

Amendment No. 1, dated October 31, 2022, to Credit Agreement, dated September 17, 2021, by and among Definitive Healthcare Holdings, LLC, AIDH Buyer, LLC, Bank of America, N.A. as Administrative Agent, the lenders party thereto and the issuing banks from time to time party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No.001-40815) filed with the SEC on November 3, 2022).

10.3

Reorganization Agreement, dated September 14, 2021, between Definitive Healthcare Corp., AIDH TopCo, LLC and the parties named therein (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40815) filed with the SEC on November 8, 2021).

10.4

Registration Rights Agreement, dated September 14, 2021, by and among Definitive Healthcare Corp. and the Continuing Pre-IPO LLC Members (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40815) filed with the SEC on November 8, 2021).

10.5

Tax Receivable Agreement, dated September 14, 2021, between Definitive Healthcare Corp. and the TRA Parties (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form10-Q (File No. 001-40815) filed with the SEC on November 8, 2021).

10.6

Nominating Agreement, dated September 17, 2021, between the Company and Advent (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40815) filed with the SEC on November 8, 2021).

10.7

Nominating Agreement, dated September 17, 2021 between the Company and SE VII DHC AIV, L.P. (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form10-Q (File No. 001-40815) filed with the SEC on November 8, 2021).

10.8

Nominating Agreement, dated September 17, 2021, between the Company and Jason Krantz (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form10-Q (File No. 001-40815) filed with the SEC on November 8, 2021).

10.9†

Reimbursement Agreement, dated September 17, 2021, between Definitive Healthcare Corp. and Jason Krantz and certain other stockholders (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form10-Q (File No. 001-40815) filed with the SEC on November 8, 2021).

10.10†

Stock and Unit Purchase Agreement, dated September 7, 2021, by and among Definitive Health Care Corp. and the parties named therein (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-258990) filed with the SEC on September 7, 2021).

10.11†

Stock and Unit Purchase Agreement, dated November 10, 2021, by and among Definitive Healthcare Corp. and the parties named therein (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-261083) filed with the SEC on November 15, 2021).

10.12†	2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-258990) filed with the SEC on August 20, 2021).
10.13†	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K (File No. 001-40815) filed with the SEC on March 15, 2022.
10.14†

Form of equity award agreements under 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-258990) filed with the SEC on August 20, 2021).

10.15†

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

10.17†	Form of Executive Performance-Based Restricted Stock Unit Award Agreement under Definitive Healthcare Corp. 2021 Equity Incentive Plan.
10.18†

Form of Director Restricted Stock Unit Award Agreement under Definitive Healthcare Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on October 3, 2022).

10.19†	Definitive Healthcare Corp. Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-40815) filed with the SEC on February 23, 2023).
10.20

Form of 2021 Executive Officer and Director Indemnification Agreement for Definitive Healthcare Corp. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-258990) filed with the SEC on August 20, 2021).

10.21†	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-258990) filed with the SEC on August 20, 2021).
10.22†

Employment Agreement, dated February 18, 2015, by and between Definitive Healthcare, LLC and Jason Krantz (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-258990) filed with the SEC on August 20, 2021).

10.23†

Employment Agreement, dated January 29, 2021, by and between Definitive Healthcare, LLC and Richard Booth (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-258990) filed with the SEC on August 20, 2021).

10.24†

Employment Agreement, dated February 1, 2021, by and between Definitive Healthcare, LLC and David Samuels (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-258990) filed with the SEC on August 20, 2021).

10.25†

Employment Agreement dated October 7, 2021 by and between Definitive Healthcare Corp. and Robert Musslewhite (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on October 7, 2021).

10.26†	Separation Agreement, dated as of November 1, 2022, by and among Definitive Healthcare, LLC and David Samuels.
10.27†

Amended and Restated Employment Agreement, dated as of May 4, 2022, by and among Definitive Healthcare, LLC, Definitive Healthcare Corp. and Robert Musslewhite (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on May 5, 2022).

10.28†

Executive Chairman Agreement, dated as of May 4, 2022, by and among Definitive Healthcare, LLC, Definitive Healthcare Corp. and Jason Krantz (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on May 5, 2022).

10.29†

Amendment to Executive Chairman Agreement and Employment Agreement of Jason Krantz, dated as of February 16, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-40815) filed with the SEC on February 23, 2023).

10.30†	Offer Letter to Kate Shamsuddin Jensen, dated February 3, 2015.
10.31†

Restricted Stock Unit Award Agreement (333,322 time-based Restricted Stock Units), dated as of May 3, 2022, by and among Definitive Healthcare Corp. and Robert Musslewhite (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40815) filed with the SEC on August 4, 2022).

10.32†

Restricted Stock Unit Award Agreement (83,333 time-based Restricted Stock Units), dated as of May 3, 2022, by and among Definitive Healthcare Corp. and Robert Musslewhite (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40815) filed with the SEC on August 4, 2022).

10.33†

Restricted Stock Unit Award Agreement (125,000 performance-based Restricted Stock Units), dated as of May 3, 2022, by and among Definitive Healthcare Corp. and Robert Musslewhite (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40815) filed with the SEC on August 4, 2022)

10.34†

Employment Agreement, dated as of September 22, 2022, by and between Definitive Healthcare, LLC and Jonathan Maack (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on November 3, 2022).

10.35†

Amendment, dated August 9, 2022, to Restricted Stock Unit Award Agreements, issued under the Definitive Healthcare Corp. 2021 Equity Incentive Plan, between Robert Musslewhite and Definitive Healthcare Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40815) filed with the SEC on November 3, 2022).

10.36†	Definitive Healthcare Corp. Change in Control Severance Plan for Executives.
21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1 (File No. 333-258990) filed with the SEC on August 20, 2021).
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

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

The agreements and other documents filed as exhibits to this Annual Report on Form 10-K are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Definitive Healthcare Corp.

Date: February 27, 2023	By:	/s/ Robert Musslewhite
Robert Musslewhite
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jason Krantz	Chairman	February 27, 2023
Jason Krantz

/s/ Robert Musslewhite	Chief Executive Officer (Principal Executive Officer)	February 27, 2023
Robert Musslewhite

/s/ Richard Booth	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	February 27, 2023
Richard Booth

/s/ Chris Egan	Director	February 27, 2023
Chris Egan

/s/ Samuel A. Hamood	Director	February 27, 2023
Samuel A. Hamood

/s/ Jeff Haywood	Director	February 27, 2023
Jeff Haywood

/s/ Jill Larsen	Director	February 27, 2023
Jill Larsen

/s/ Chris Mitchell	Director	February 27, 2023
Chris Mitchell

/s/ Sastry Chilukuri	Director	February 27, 2023
Sastry Chilukuri

/s/ Kathleen A. Winters	Director	February 27, 2023
Kathleen A. Winters

/s/ Lauren Young	Director	February 27, 2023
Lauren Young

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Definitive Healthcare Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Definitive Healthcare Corp. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in members’ equity and total equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment — Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description

The Company's evaluation of goodwill for impairment involves the comparison of the fair value of its one reporting unit to its carrying value. The Company determines the fair value of its reporting unit using income and market approaches. The determination of the fair value using an income approach involved the use of a projected discounted cash flow model that requires management to make significant estimates and assumptions, including the discount rate and forecasts of future revenues and cash flows, among others. The determination of the fair value using the market approach required management to make a significant assumption to determine the estimated control premium. The goodwill balance for Definitive Healthcare Corp. was $1,323 million as of December 31, 2022, and as the fair value of Definitive Healthcare Corp.’s one reporting unit exceeded its carrying value as of December 31, 2022, no impairment was recognized.

We identified the valuation of goodwill for the Company’s reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the discount rate, forecasts of future revenues and cash flows and the estimated control premium.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates and assumptions used in its income and market approach models included the following, among others:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those controls related to management’s selection of the discount rate, forecasts of future revenues and cash flows and the estimated control premium.
•
We evaluated the reasonableness of management's forecasts of future revenues and cash flows by comparing management’s estimates to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases, analyst and industry reports of the Company and companies in its peer group.
•
With the assistance of our fair value specialists, we evaluated the discount rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate selected by management.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the Company’s control premium by comparing it to data from publicly available premium studies for public company transactions.

Income Tax Structure — Refer to Note 2 and 19 to the financial statements

Critical Audit Matter Description

On September 17, 2021, the Company completed its initial public offering in a series of transaction steps, which resulted in Definitive Healthcare Corp owning a majority of AIDH TopCo, LLC. Definitive Healthcare Corp is a C-corporation holding company owning a partnership interest in AIDH TopCo, LLC, commonly referred to as an Up-C structure. In connection with the initial public offering, the Company entered into a Tax Receivable Agreement ("TRA") and recorded a liability under the TRA. The balance of the TRA liability at December 31, 2022 was $156.3 million. Under the TRA, the Company generally will be required to pay certain pre-IPO owners 85% of the amount of cash savings, if any, in U.S. federal, state, or local tax that the Company actually realizes. The payments related to the initial and subsequent exchanges are treated as additional consideration paid, which in turn increases the tax basis of the Company’s investment in the Partnership. Most of this tax basis is amortizable under requisite sections of the Internal Revenue Code.

The amounts payable, as well as the timing of such payments, under the TRA are dependent upon significant future events and assumptions, including among others: (i) the amount and timing of exchanges, (ii) the characterization of the tax basis step-up, (iii) the depreciation and amortization periods that apply to the increase in tax basis (iv), the amount and timing of taxable income the Company generates in the future and (v) the U.S. federal income tax rate then applicable.

Given the complexity of the calculation and high volume of inputs used to estimate the TRA liability, performing audit procedures to evaluate the accuracy of the calculation and appropriateness of the inputs required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists who possess significant tax regulation and TRA calculation expertise.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the TRA liability included the following, among others:

•
We tested the effectiveness of controls over management’s determination of the TRA liability, including controls over significant tax judgments and estimates.
•
With the assistance of our income tax specialists, our audit procedures related to the TRA liability included evaluating and assessing the following, among others:
o
We evaluated the appropriateness of management’s application of the accounting for the TRA liability, and the reasonableness of the methods, inputs, and assumptions used by management to determine the TRA liability.
o
We evaluated the impact of partnership exchange transactions on the computation of the TRA liability by performing testing, on a sample basis, of exchanges, tax basis amounts and calculations related to the step-up in basis.
o
We tested the appropriateness of the tax rates and tax amortization utilized in the determination of the TRA liability, by agreeing to the terms in the TRA and applicable federal and state tax laws.
o
We tested the mathematical accuracy of the TRA liability calculation by recomputing the liability.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 27, 2023

We have served as the Company’s auditor since 2020.

DEFINITIVE HEALTHCARE CORP.

Consolidated Balance Sheets

(in thousands, except number of shares and par value)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	146,934	387,498
Short-term investments	184,939	—
Accounts receivable, net	58,799	43,336
Prepaid expenses and other current assets	12,686	6,518
Current portion of deferred contract costs	10,387	6,880
Total current assets	413,745	444,232
Property and equipment, net	4,464	5,069
Operating lease right-of-use assets, net	9,681	—
Other assets	4,683	8,431
Deferred contract costs, net of current portion	14,596	11,667
Investment in equity securities	—	32,675
Intangible assets, net	350,722	352,470
Goodwill	1,323,102	1,261,444
Total assets	$2,120,993	$2,115,988
Liabilities and Equity
Current liabilities:
Accounts payable	3,948	4,651
Accrued expenses and other current liabilities	18,748	22,658
Current portion of deferred revenue	99,692	83,611
Current portion of term loan	8,594	6,875
Current portion of operating lease liabilities	1,521	—
Total current liabilities	132,503	117,795
Long term liabilities:
Deferred revenue	236	412
Term loan, net of current portion	255,765	263,808
Operating lease liabilities, net of current portion	9,969	—
Tax receivable agreements liability	156,311	153,529
Deferred tax liabilities	75,737	75,888
Other long-term liabilities	3,251	1,294
Total liabilities	633,772	612,726
Commitments and Contingencies (Note 14)
Equity:
Class A Common Stock, par value $0.001, 600,000,000 shares authorized, 105,138,273 and 97,030,095 shares issued and outstanding at December 31, 2022 and 2021, respectively	105	97
Class B Common Stock, par value $0.00001, 65,000,000 shares authorized, 50,433,101 and 48,923,952 shares issued and outstanding, respectively, at December 31, 2022, and 58,244,627 and 55,488,221 shares issued and outstanding, respectively, at December 31, 2021	—	—
Additional paid-in capital	972,077	890,724
Accumulated other comprehensive income	3,668	62
Accumulated deficit	(23,714)	(17,677)
Noncontrolling interests	535,085	630,056
Total equity	1,487,221	1,503,262
Total liabilities and equity	$2,120,993	$2,115,988

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share amounts and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$222,653	$166,154	$118,317
Cost of revenue:
Cost of revenue exclusive of amortization	25,866	19,421	11,085
Amortization	16,759	21,268	19,383
Gross profit	180,028	125,465	87,849
Operating expenses:
Sales and marketing	89,585	56,387	34,332
Product development	34,890	18,565	11,062
General and administrative	48,781	30,528	12,927
Depreciation and amortization	40,145	38,679	40,197
Transaction, integration, and restructuring expenses	7,890	6,287	3,776
Total operating expenses	221,291	150,446	102,294
Loss from operations	(41,263)	(24,981)	(14,445)
Other income (expense), net:
Other income (expense), net	10,236	143	(222)
Interest expense, net	(8,413)	(25,871)	(36,490)
Loss on extinguishment of debt	—	(9,873)	—
Total other income (expense), net	1,823	(35,601)	(36,712)
Loss before income taxes	(39,440)	(60,582)	(51,157)
Benefit from (provision for) income taxes	17,185	(675)	-
Net loss	(22,255)	(61,257)	(51,157)
Less: Net loss attributable to Definitive OpCo prior to the Reorganization Transactions	-	(33,343)	(51,157)
Less: Net loss attributable to noncontrolling interests	(16,218)	(10,237)	—
Net loss attributable to Definitive Healthcare Corp.	$(6,037)	$(17,677)	$—
Net loss per share of Class A Common Stock:
Basic and diluted	$(0.06)	$(0.19)	N/A
Weighted average Common Stock outstanding:
Basic and diluted (1)	101,114,105	91,916,151	N/A

(1) Basic and diluted net loss per share of Class A Common Stock is applicable only for the year ended December 31, 2022 and for the period from September 15, 2021 through December 31, 2021, which is the period following the IPO and related Reorganization Transactions. See Note 20 for the number of shares used in the computation of net loss per share of Class A Common Stock and the basis for the computation of net loss per share.

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(22,255)	$(61,257)	$(51,157)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(832)	193	(131)
Unrealized loss on available-for-sale securities	(224)	—	—
Unrealized gain on interest rate hedging instruments	6,550	—	—
Comprehensive loss	(16,761)	(61,064)	(51,288)
Less: Comprehensive loss attributable to Definitive OpCo prior to the Reorganization Transactions	—	(33,201)	(51,288)
Less: Comprehensive loss attributable to noncontrolling interests	(14,330)	(10,237)	—
Comprehensive loss attributable to Definitive Healthcare Corp.	$(2,431)	$(17,626)	$—

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND TOTAL EQUITY

(amounts in thousands, except share amounts)

							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Amount	Stock	Amount	Capital	Deficit	Income	Interests	Equity
Balance at December 31, 2021	97,030,095	$97	58,244,627	$—	$890,724	$(17,677)	$62	$630,056	$1,503,262
Net loss	—	—	—	—	—	(6,037)	—	(16,218)	(22,255)
Other comprehensive income	—	—	—	—	—	—	3,606	1,888	5,494
Vested incentive units	—	—	—	—	(7,955)	—	—	7,955	—
Issuance of Class A Common Stock upon vesting of RSUs	716,776	—	—	—	1,717	—	—	(1,717)	—
Shares withheld related to net share settlement	(233,252)	—	—	—	(4,116)	—	—	—	(4,116)
Effect of LLC unit exchanges	7,624,654	8	(7,624,654)	—	63,481	—	—	(82,216)	(18,727)
Forfeited unvested incentive units	—	—	(186,872)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	24,172	—	—	12,262	36,434
Distributions to noncontrolling interests	—	—	—	—	4,054	—	—	(16,925)	(12,871)
Balance at December 31, 2022	105,138,273	$105	50,433,101	$—	$972,077	$(23,714)	$3,668	$535,085	$1,487,221

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND TOTAL EQUITY (CONTINUED)

(amounts in thousands, except unit amounts)

	AIDH TopCo, LLC (Prior to Reorganization Transactions)	Definitive Healthcare Corp.

								Accumulated
						Additional		Other
	Members'	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Equity	Stock	Amount	Stock	Amount	Capital	Deficit	(Loss) Income	Interests	Equity
Balance at December 31, 2020	$1,195,694	—	$—	—	$—	$—	$—	$(131)	$—	$1,195,563
Net loss prior to Reorganization Transactions	(33,343)	—	—	—	—	—	—	—	—	(33,343)
Other comprehensive income prior to Reorganization Transactions	—	—	—	—	—	—	—	142	—	142
Equity-based compensation prior to Reorganization Transactions	1,743	—	—	—	—	—	—	—	—	1,743
Members' contributions prior to Reorganization Transactions	5,500	—	—	—	—	—	—	—	—	5,500
Distributions to members prior to Reorganization Transactions	(7,139)	—	—	—	—	—	—	—	—	(7,139)
Impacts of Reorganization Transactions and Initial Public Offering IPO
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	(1,162,455)	72,871,733	73	61,262,052	—	351,074	—	—	593,861	(217,447)
Issuance of Class A Common Stock in IPO, net of costs of $11,394	—	17,888,888	18	—	—	441,400	—	—	—	441,418
Repurchase of Definitive Healthcare Corp. shares in connection with the IPO	—	(2,497,288)	(3)	—	—	(63,209)	—	—	—	(63,212)
Repurchase of Definitive OpCo units in connection with IPO	—	—	—	(1,169,378)	—	(29,600)	—	—	—	(29,600)
Post-IPO Activity
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	(17,677)	—	(10,237)	(27,914)
Other comprehensive income subsequent to Reorganization Transactions and IPO	—	—	—	—	—	—	—	51	—	51
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	—	—	5,063	—	—	3,151	8,214
Forfeited unvested incentive units	—	—	—	(81,285)	—	—	—	—	—	—
Allocation of vested incentive units to noncontrolling interests	—	—	—	—	—	(694)	—	—	694	—
Issuance of Class A Common Stock in follow-on offering, net of costs of $1,614	—	11,000,000	11	—	—	380,515	—	—	—	380,526
Repurchase of Definitive Healthcare Corp. shares in connection with the follow-on offering	—	(2,233,238)	(2)	—	—	(77,582)	—	—	—	(77,584)
Repurchase of Definitive OpCo units in connection with follow-on offering	—	—	—	(1,766,762)	—	(61,376)	—	—	—	(61,376)
Effect of follow-on offering on tax receivable agreements liability	—	—	—	—	—	(11,291)	—	—	—	(11,291)
Effect of follow-on offering and repurchase on noncontrolling interests	—	—	—	—	—	(43,576)	—	—	43,576	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(989)	(989)
Balance at December 31, 2021	$—	97,030,095	$97	58,244,627	$—	$890,724	$(17,677)	$62	$630,056	$1,503,262

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND TOTAL EQUITY (CONTINUED)

(amounts in thousands, except unit amounts)

						Accumulated
						Other
	Class A		Class B		Accumulated	Comprehensive	Total
	Units	Amount	Units	Amount	Deficit	Loss	Equity
Balance at January 1, 2020	127,125,435	$1,271,254	—	$744	$(55,758)	$—	$1,216,240
Net loss	—	—	—	—	(51,157)	—	(51,157)
Distribution to members	—	—	—	—	(2,940)	—	(2,940)
Capital contributions	3,120,555	31,804	—	—	—	—	31,804
Equity-based compensation	—	—	474,920	1,747	—	—	1,747
Comprehensive loss	—	—	—	—	—	(131)	(131)
Balance at December 31, 2020	130,245,990	$1,303,058	474,920	$2,491	$(109,855)	$(131)	$1,195,563

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows provided by operating activities:
Net loss	$(22,255)	$(61,257)	$(51,157)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,193	1,751	1,152
Amortization of intangible assets	54,711	58,196	58,429
Amortization of deferred contract costs	8,816	4,793	1,671
Equity-based compensation	36,434	9,957	1,747
Noncash paid in-kind interest expense	—	—	7,371
Amortization of debt issuance costs	702	1,698	2,061
Provision for doubtful accounts receivable	1,325	632	895
Loss on extinguishment of debt	—	9,843	—
Non-cash restructuring charges related to office leases	1,023	—	—
Tax receivable agreement remeasurement	(9,374)	—	—
Changes in fair value of contingent consideration	1,250	3,764	2,636
Deferred income taxes	(17,293)	682	—
Changes in operating assets and liabilities:
Accounts receivable	(13,222)	(10,726)	(8,294)
Prepaid expenses and other current assets	(127)	(3,729)	(709)
Deferred contract costs	(15,252)	(14,441)	(7,685)
Contingent consideration	(6,400)	—	—
Accounts payable, accrued expenses and other liabilities	358	1,088	2,996
Deferred revenue	12,690	22,961	12,104
Net cash provided by operating activities	35,579	25,212	23,217
Cash flows (used in) provided by investing activities:
Purchases of property, equipment, and other assets	(8,326)	(6,731)	(1,395)
Purchases of short-term investments	(337,961)	—	—
Maturities of short-term investments	153,680	—	—
Cash paid for acquisitions and investments, net of cash acquired	(56,296)	(40,000)	(22,467)
Net cash used in investing activities	(248,903)	(46,731)	(23,862)
Cash flows (used in) provided by financing activities:
Proceeds from term loan	—	275,000	—
Proceeds from delayed draw term loan	—	—	18,000
Proceeds from revolving credit facility	—	—	25,000
Repayments of term loans and delayed draw term loan	(6,875)	(474,460)	(4,545)
Taxes paid related to net share settlement of equity awards	(4,116)	—	—
Repayments of revolving credit facility	—	—	(25,000)
Payment of contingent consideration	(1,100)	(1,500)	—
Payment of debt issuance costs	—	(3,511)	(225)
Proceeds from equity offering, net of underwriting discounts	—	834,952	—
Repurchase of outstanding equity / Definitive OpCo units	—	(231,772)	—
Payments of equity offering issuance costs	(1,734)	(11,709)	—
Member contributions	—	5,500	6,365
Member distributions	(12,871)	(8,128)	(2,940)
Net cash (used in) provided by financing activities	(26,696)	384,372	16,655
Net (decrease) increase in cash and cash equivalents	(240,020)	362,853	16,010
Effect of exchange rate changes on cash and cash equivalents	(544)	(129)	146
Cash and cash equivalents, beginning of year	387,498	24,774	8,618
Cash and cash equivalents, end of year	$146,934	$387,498	$24,774

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$10,443	$29,569	$25,958
Income taxes	—	13	—
Acquisitions:
Net assets acquired, net of cash acquired	$97,296	$—	$43,571
Initial cash investment in prior year	(40,000)	—	—
Capital contribution	—	—	(25,439)
Contingent consideration	(1,000)	—	(2,600)
Consideration paid to former members included in accrued expenses	—	—	6,935
Net cash paid for acquisitions	$56,296	$—	$22,467

Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses and other current liabilities	$1,166	$654	$3,389
Supplemental disclosure of non-cash financing activities:
Unpaid equity offering costs included in accrued expenses	$—	$1,299	$—

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.
Description of Business

Definitive Healthcare Corp. (together with its subsidiaries, “Definitive Healthcare” or the “Company”), through its operating subsidiary, Definitive OpCo, provides comprehensive and up-to-date hospital and healthcare-related information and insight across the entire healthcare continuum via a multi-tenant database platform which combines proprietary and public sources to deliver insights. Unless otherwise stated or the context otherwise indicates, references to “we”, “us”, “our”, “Definitive Healthcare”, and the “Company” refer (1) prior to the consummation of the Reorganization Transactions, to Definitive OpCo and its consolidated subsidiaries, and (2) after consummation of the Reorganization Transactions, to Definitive Healthcare Corp. and its consolidated subsidiaries.

Organization

Definitive Healthcare LLC, a subsidiary of Definitive Healthcare Holdings, LLC (“Definitive Holdco”), was founded in 2011 for the purpose of providing healthcare commercial intelligence that enables all companies that compete within or sell into the healthcare ecosystem to be more successful. AIDH TopCo, LLC (“Definitive OpCo”) is a Delaware limited liability company that was formed by investment funds affiliated with Advent International for the purposes of acquiring Definitive HoldCo. In July 2019, Definitive OpCo acquired a majority of the issued and outstanding units of Definitive HoldCo.

In May 2021, Definitive Healthcare Corp. was formed as a Delaware corporation for the purposes of facilitating an IPO and other related transactions in order to carry on the business of Definitive OpCo. Following consummation of the Reorganization Transactions, Definitive OpCo became a subsidiary of Definitive Healthcare Corp.

The Company is headquartered in Framingham, Massachusetts.

Initial Public Offering

On September 17, 2021, Definitive Healthcare completed its initial public offering (“IPO”), in which it sold 17,888,888 shares of Class A Common Stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $27.00 per share for net proceeds of $452.8 million, after deducting underwriters’ discounts and commissions (but excluding other offering expenses and reimbursements).

Definitive Healthcare Corp. used net proceeds from the IPO to (i) acquire 14,222,222 newly issued LLC Units from Definitive OpCo; (ii) purchase 1,169,378 LLC Units from certain holders of LLC Units; and (iii) repurchase 2,497,288 shares of Class A Common Stock received by the former shareholders of certain Blocker Companies (as defined below). Definitive OpCo used proceeds from the IPO to pay fees and expenses of approximately $11.4 million incurred in connection with the IPO and the Reorganization Transactions and to repay $199.6 million, inclusive of accrued interest expense, of the outstanding borrowings under our 2019 Credit Agreement, with the remaining proceeds intended to be used for general corporate purposes.

Reorganization Transactions

In connection with the IPO, the Company completed the following transactions (the “Reorganization Transactions”). Definitive OpCo entered into an amended and restated limited liability company agreement (the “Amended LLC Agreement”) pursuant to which members of Definitive OpCo prior to the IPO who continued to hold LLC Units following the consummation of the Reorganization Transactions acquired the right to require Definitive OpCo to redeem all or a portion of their LLC Units for newly issued shares of Class A Common Stock on a one-for-one basis. Until redeemed or exchanged, each LLC Unit is paired with one share of Definitive Healthcare Corp. Class B Common Stock. The total shares of Class B Common Stock outstanding is equal to the number of vested LLC Units outstanding, excluding LLC Units held by the Company. Unvested LLC Units are paired with Class B Common Stock, which are issued but do not have voting rights and are deemed not outstanding until the corresponding LLC Units have vested. Certain entities treated as corporations for U.S. federal income tax purposes that held LLC Units (individually, a “Blocker Company” and collectively, the “Blocker Companies”) each merged with a merger subsidiary of Definitive Healthcare Corp., and subsequently merged into Definitive Healthcare Corp. (the “Mergers”). The former shareholders of the Blocker Companies collectively received a number of shares of Class A Common Stock in the Mergers equal to the number of LLC Units held by the Blocker Companies prior to the Mergers.

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

In connection with the Reorganization Transactions and the IPO, Definitive Healthcare Corp entered into a tax receivable agreement. See Note 19. Income Taxes.

Follow-On Offering

On November 22, 2021, Definitive Healthcare Corp. completed a follow-on offering, in which it sold 11,000,000 shares of Class A Common Stock at a public offering price of $36.00 per share for net proceeds of $382.1 million, after deducting underwriters’ discounts and commissions (but excluding other offering expenses and reimbursements).

Definitive Healthcare Corp. used net proceeds from the follow-on offering to (i) acquire 7,000,000 newly issued LLC Units from Definitive OpCo; (ii) purchase 1,766,762 LLC Units from certain holders of LLC Units; and (iii) repurchase 2,233,238 shares of Class A Common Stock received by the former shareholders of certain Blocker Companies. Definitive OpCo used net proceeds from the follow-on offering to pay fees and expenses of approximately $1.6 million incurred in connection with the follow-on offering, with the remaining proceeds intended to be used for general corporate purposes.

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

Marketable Securities

All investments in marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of tax in accumulated other comprehensive income, which is a component of stockholders’ equity. Unrealized losses that are determined to be other-than-temporary, based on current and expected market conditions, are recognized in earnings. Declines in fair value determined to be credit related are charged to earnings. The cost of marketable securities sold is determined by the specific identification method.

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

Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising the Company’s customer base. No single customer accounted for more than 10% of total net sales or receivables in 2022, 2021 or 2020.

Accounts Receivable, Net and Contract Assets

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Allowances for doubtful accounts are provided for those outstanding balances considered to be uncollectible based upon historical collection experience, changes in customer payment profiles, the aging of receivable balances, and management’s overall evaluation of the outstanding balances at year end. Balances that are still outstanding after management has made reasonable collection efforts are written off through a charge to the allowance for doubtful accounts. At December 31, 2022 and 2021, the allowance for doubtful accounts was $1.9 million and $1.4 million, respectively.

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

Costs capitalized related to new revenue contracts are amortized on a straight-line basis over four years, which reflects the average period of benefit, including expected contract renewals. When determining the period of benefit, the Company primarily considered its initial estimated customer life, the technological life of the subscription license, as well as an estimated customer relationship period. Costs capitalized related to renewal contracts are amortized on a straight-line basis over two years, which reflects the average renewal period. Renewal contracts with a term of one year or less are expensed.

The capitalized amounts are recoverable through future revenue streams under all non-cancellable customer contracts. Amortization of capitalized costs to obtain revenue contracts is included in sales and marketing expense in the accompanying consolidated statements of operations. There were no impairments of these costs in the years ended December 31, 2022, 2021 or 2020.

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

Leases

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

Derivative Instruments and Hedging Activities

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. The Company measures the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Advertising and Promotional Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720—Other Expenses – Advertising Cost. Advertising expenses of $1.6 million, $0.9 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, are included in sales and marketing expenses on the consolidated statements of operations.

Software Development Costs

The Company accounts for its software development costs in accordance with the guidance set forth in ASC 350-40—Intangibles – Goodwill and Other – Internal Use Software. The Company capitalizes costs to develop software for internal use incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized costs of $1.0 million, $0.6 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, are included in property and equipment, net.

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

A reporting unit is an operating segment or a component of an operating segment. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, or it may elect to bypass such assessment. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value, or if the Company elects to bypass the qualitative assessment, management will perform a quantitative test by determining the fair value of the reporting unit. The estimated fair value of the reporting unit is based on a combination of an income and market approach. The income approach utilizes a projected discounted cash flow model that includes significant assumptions and estimates, including the discount rate, growth rate, and future financial performance. The market approach utilizes the Company's market capitalization plus an appropriate control premium. Market capitalization is determined by multiplying the number of shares of Class A Common Stock outstanding by the market price of its Class A Common Stock. The control premium is determined by utilizing data from publicly available premium studies for similarly situated public company transactions. If the carrying value of the reporting unit exceeds the fair value, then a goodwill impairment loss is recognized for the difference. The Company performs its annual impairment assessment in the first month of the fourth quarter of each calendar year.

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

Customer relationships	14 – 20 years
Technology	6 – 8 years
Tradenames / trademark	5 – 19 years
Data	3 years

In the fourth quarter of 2022, the Company experienced a decline in its stock price resulting in the total market value of its shares of stock outstanding, its market capitalization, being less than the carrying value of its one reporting unit. Therefore, as of October 1, 2022, the Company elected to bypass the qualitative assessment and determined it appropriate to perform quantitative assessments of the Company’s one reporting unit at both October 1, 2022 and December 31, 2022. The Company elected to conduct its quantitative assessments using a combination of an income and a market approach. Based on the Company’s quantitative assessments performed as of October 1, 2022 and December 31, 2022, the fair value of the reporting unit exceeded its related carrying value. Therefore, the Company concluded no impairment of goodwill during the fourth quarter of 2022. The Company performed the annual assessment and concluded there was no impairment in the years ended December 31, 2021 and 2020.

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

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are deferred and amortized as interest expense over the terms of the related debt using the effective interest method for term debt and on a straight-line basis for revolving debt. To the extent that the debt is outstanding, these amounts are reflected in the consolidated balance sheets as direct deductions from the long-term portions of debt, except for the costs related to the Company’s revolving credit facilities, which are presented as a non-current asset on the consolidated balance sheets within other assets. Upon a refinancing or amendment, previously capitalized debt issuance costs are expensed and included in loss on extinguishment of debt, if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument. As of December 31, 2022 and 2021, the Company had $2.0 million and $2.6 million, respectively, of unamortized deferred financing costs related to its non-revolving credit facilities.

Sales Tax

The Company’s revenues may be subject to local sales taxes in certain states, if applicable. It is the Company’s policy to treat all such taxes on a “net” basis, which means the charges for sales taxes to the Company’s customers are not included in revenues and the remittance of such taxes is not presented as an expense.

Income Taxes

Definitive OpCo is taxed as a partnership. For federal and state income tax purposes, income, losses, and other tax attributes not generated by the HSE, Monocl, or AW subsidiaries generally pass through to the Definitive OpCo members’ individual income tax returns. Additionally, Definitive OpCo may be subject to certain taxes on behalf of its members in certain states.

HSE, AW, and the Monocl subsidiaries are taxed as corporations. Accordingly, these entities account for income taxes by recognizing tax assets and liabilities for the cumulative effect of all the temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred taxes for the HSE, AW, and Monocl subsidiaries are determined using enacted federal, state, or foreign income tax rates in effect in the year in which the differences are expected to reverse.

Definitive Healthcare Corp. is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Definitive OpCo and will be taxed at the prevailing corporate tax rates. In addition to tax expenses, Definitive Healthcare Corp. will also make payments under the Tax Receivable Agreement, which the Company expects to be significant. The Company anticipates that it will account for the income tax effects and corresponding Tax Receivable Agreement’s effects resulting from future redemptions or exchanges of LLC Units by recognizing an increase in Definitive Healthcare Corp.'s deferred tax assets, based on enacted tax rates at the date of the purchase or exchange.

Further, the Company accounts for amounts payable under the Tax Receivable Agreement in accordance with ASC 450—Contingencies. The amounts to be recorded for both the deferred tax assets and the liability for the Company's obligations under the Tax Receivable Agreement will be estimated at the time of any purchase or exchange as a reduction to shareholders’ equity, and the effects of changes in any of the Company's estimates after this date will be included in net income or loss. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income or loss.

In assessing the realizability of deferred tax assets of Definitive OpCo and its subsidiaries, management considers the weight of available evidence and whether it is more likely than not that some or all of the deferred tax assets will be realized; when necessary, a valuation allowance is established.

Under the provisions of ASC 740—Income Taxes, as it relates to accounting for uncertainties in tax positions, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the tax years ended December 31, 2022, 2021 and 2020, the Company did not have any uncertain tax positions.

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

Basic net income or loss per share is computed by dividing the net income or loss by the weighted-average number of common shares of the Company outstanding during the period. Diluted net income or loss per share is computed by giving effect to all potential shares, including exchangeable Definitive OpCo LLC Units and restricted stock units, to the extent dilutive. The Company uses the treasury stock method to calculate potentially dilutive shares, as if they were converted into Common Stock at the beginning of the period. Basic and diluted net income or loss per share was the same for the period presented as the inclusion of all potential shares outstanding would have been anti-dilutive. See Note 20. Loss Per Share for additional information on dilutive securities.

Equity-based Compensation

Equity instruments issued in exchange for services performed by officers, employees, consultants, and directors of the Company are accounted for using a fair-value based method, and the fair value of such equity instruments are recognized as expense in the consolidated statements of operations. The Company has issued restricted stock units (“RSUs”), the fair values of which are determined by the closing stock price on the date of grant, and prior to the IPO, issued profit interest units (“PIUs”) to certain employees and officers with a return threshold that was set based on the fair value of the Company.

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

Equity-based compensation expense is measured at the grant date fair value of the stock-based awards and is recognized as expense on a straight-line basis over the requisite service periods, which is generally the vesting period of the respective award. The Company estimates the fair value of each stock-based award on its measurement date using either the current market price of the stock or the Monte Carlo Simulation valuation model. The Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield.

Expense for performance restricted stock units with market-based vesting criteria is recognized based upon the fair value of the awards on the date of grant and the number of shares expected to vest based on the terms of the underlying award agreement and the requisite service periods.

For units and shares which had a performance conditions not tied to market-based criteria, we recognized compensation expense based on the Company’s assessment of the probability that the performance condition(s) would be achieved. Any related compensation expense was recognized when the probability of the event was likely and performance criteria were met. Forfeitures are recognized as they occur.

The Company classifies equity-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s salary and related costs are classified.

Adoption of Recently Issued Financial Accounting Standards

In October 2021, the FASB issued ASU No. 2021-08—Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This new accounting standard requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606—Revenue from Contracts with Customers. The standard requires the acquirer to recognize contract assets and contract liabilities at the same amounts recorded by the acquiree. The new accounting guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this new accounting guidance effective January 1, 2022. In connection with the acquisition of Analytical Wizards completed in the first quarter of 2022, the Company recorded contract liabilities of $3.4 million. Refer to Note 3. Acquisitions and Investments for further details.

In March 2020, the FASB issued ASU No. 2020-04—Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments of ASU No. 2020-04 are effective for companies as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The amendments in this update apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The Company adopted the update effective October 1, 2022, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12—Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. This standard removes certain exceptions for investments, intra-period allocations and interim tax calculations and adds guidance to reduce complexity in accounting for income taxes. The amendment is effective for fiscal years beginning after December 15, 2021. The Company adopted this new accounting guidance effective January 1, 2022, but the adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02—Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The FASB subsequently issued supplemental and/or clarifying ASUs inclusive of ASU 2020-05, which updated the effective date for certain non-public companies to annual reporting periods beginning after December 15, 2021. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, or by not adjusting the comparative periods and recording a cumulative effect adjustment as of the adoption date, with certain practical expedients available. As it was previously an Emerging Growth Company prior to 2023 as defined by the JOBS Act of 2012, the Company elected to take the extended transition period and adopt the standard following guidance for non-public entities.

The Company adopted ASU No. 2016-02—Leases effective January 1, 2022 using the modified retrospective transition method. Prior period results will continue to be presented under ASC 840 as it was the accounting standard in effect for such periods. The Company elected to apply the package of practical expedients that allows entities to forgo reassessing at the transition date: (1) whether any expired or existing contracts are or contain leases; (2) lease classification for any expired or existing leases; and (3) whether unamortized initial direct costs for existing leases meet the definition of initial direct costs under the new guidance. The Company did not elect the hindsight practical expedient. The Company elected to use the practical expedient that allows the combination of lease and non-lease contract components in all of its underlying asset categories. Finally, the Company also elected a policy of not recording leases on its consolidated balance sheets when the leases have a term of 12 months or less and the Company is not reasonably certain to elect an option to renew the leased asset. Due to the adoption of this guidance, the Company recognized operating right-of-use assets of $12.7 million and operating lease liabilities of $14.0 million as of the date of adoption. The difference between the right-of-use assets and lease liabilities on the accompanying consolidated balance sheet is primarily due to the accrual for lease payments as a result of straight-line lease expense and unamortized tenant incentive liability balances. The Company did not have any impact to opening retained earnings as a result of the adoption of the guidance. The adoption of this new guidance did not have a material impact on the Company’s results of operations, comprehensive loss, cash flows, liquidity or the Company’s covenant compliance under its existing credit agreement.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13—Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments. This standard is intended to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope, such as trade receivables. The amendment is effective for fiscal years beginning after December 15, 2022. The Company adopted the update effective January 1, 2023 and the adoption of the standard did not have a material impact on the Company's consolidated financial statements.

3.
Acquisitions and Investments

On December 22, 2021, Definitive Healthcare, LLC (“DH, LLC”), an indirect wholly owned subsidiary of Definitive Healthcare Corp. made a $40.0 million investment in Analytical Wizards Inc. (“AW” or “Analytical Wizards”), a privately held company. Analytical Wizards automates complex analytic models using tools that expedite efficient big data mining through artificial intelligence (“A.I.”) and machine learning (“M.L.”) to uncover deep insights. In the transaction the Company purchased Series B Convertible Preferred Stock of AW (“Series B Preferred Stock”), representing 35% ownership of AW, and an option to acquire the remaining 65% ownership (the "Purchase Option") for $65.0 million. As of December 31, 2021, the Company determined it did not have a controlling financial interest in AW at transaction close as the Company did not have the right to control the governing body of AW or have control through other contractual rights. At December 31, 2021, because the Series B Preferred Stock and the Purchase Option did not have readily determinable fair values, the Company elected to apply the measurement alternative and adjust the carrying value of the investments in AW for impairments and observable prices in identical or similar equity securities of AW. The Company paid $40.0 million for the Series B Preferred Stock and Purchase Option, which was allocated on a relative fair value basis such that the Series B Preferred Stock and Purchase Option had carrying values of $32.7 million and $7.3 million at the time of the transaction, respectively. The Series B Preferred Stock was recorded in Investments in equity securities and the Purchase Option was recorded in Other assets in the accompanying consolidated balance sheet as of December 31, 2021.

On February 18, 2022, the Company purchased the remaining 65% of AW’s equity for $65.0 million, net of cash acquired and an estimated working capital adjustment and other customary purchase price adjustments (the “AW acquisition”). The Company’s previously held investment and Purchase Option were remeasured at fair value as of the date the Purchase Option was exercised. The remeasurement had an immaterial impact on the consolidated statements of operations for the three months ended March 31, 2022. The Company has included the financial results of Analytical Wizards in the consolidated financial statements from February 18, 2022, the date of acquisition.

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

The contingent consideration is based on the achievement of certain expense control metrics during the two-year period following the acquisition date, with potential earn-out payouts ranging from $0 to $5.0 million. The Company estimated the fair value of the contingent consideration to be $1.0 million as of February 18, 2022, based on the estimated achievement of the expense control metrics and time to payment. The Company estimated the fair value of the contingent consideration to be $2.3 million at December 31, 2022. The contingent consideration was recorded in Other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2022. Refer to Note 12. Fair Value Measurements.

The purchase price allocations for the AW acquisition are provisional and are based on the information that was available as of the acquisition date to estimate the fair values of assets acquired and liabilities assumed. The purchase price allocations for this acquisition, reported as of December 31, 2022, represent the Company’s best estimates of the fair values and were based upon the information available to us. The provisional measurements of fair value for income taxes payable and deferred taxes set forth below may be subject to change as additional information is received and certain tax returns are finalized. The Company will finalize the purchase price allocations during the first quarter of 2023. Acquisition-date fair values of assets and liabilities pertaining to this business combination have been allocated as follows:

(in thousands) Purchase price allocation:	Preliminary, as previously reported	Measurement period adjustments	As adjusted
Cash	$2,146	$—	$2,146
Accounts receivable	3,575	(50)	3,525
Prepaid expenses and other current assets	506	300	806
Property and equipment	134	—	134
Intangible assets	46,000	—	46,000
Right-of-use asset, operating leases	832	—	832
Other assets	—	703	703
Accounts payable and accrued expenses	(485)	(502)	(987)
Deferred revenue	(3,691)	326	(3,365)
Right-of-use liability, operating leases	(832)	—	(832)
Deferred taxes	(10,345)	67	(10,278)
Other liabilities	(267)	(633)	(900)
Total assets acquired and liabilities assumed	37,573	211	37,784
Goodwill	62,072	(413)	61,659
Purchase price	$99,645	$(202)	$99,443

As a result of the AW acquisition, the Company recorded goodwill, customer relationships, developed software, and tradename of $61.7 million, $39.4 million, $6.1 million, and $0.5 million, respectively, as of the acquisition date. The goodwill recognized includes the fair value of the assembled workforce, which is not recognized as an intangible asset separable from goodwill, and any expected synergies gained through the acquisition. The Company determined that the goodwill resulting from the acquisition is not deductible for tax purposes. All goodwill has been allocated to the Company’s one reportable segment.

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

In connection with the acquisition, the Company recognized acquisition related costs of $1.3 million which were recorded within transaction expenses in the accompanying consolidated statements of operations for the year ended December 31, 2022.

During the year ended December 31, 2022 and 2021, AW’s post-acquisition revenue and net loss on a standalone basis were not material.

Unaudited Pro Forma Supplementary Data as if the transaction had occurred on January 1, 2021:

	For the Year Ended December 31,
(in thousands)	2022	2021
Revenue	$224,130	$176,169
Net loss	(22,595)	(61,125)

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

The purchase accounting for the Monocl acquisition was finalized as of December 31, 2020. The final allocation of the acquisition-date fair values of assets and liabilities pertaining to this business combination as of December 31, 2020, was as follows:

(in thousands)
Purchase price allocation:	October 27, 2020
Cash	$2,774
Accounts receivable	788
Prepaid expenses and other current assets	614
Property and equipment	20
Intangible assets	18,900
Accounts payable and accrued expenses	(2,137)
Deferred revenue	(2,884)
Total assets acquired and liabilities assumed	18,075
Goodwill	28,271
Purchase price	$46,346

As a result of the Monocl acquisition, the Company recorded goodwill, customer relationships, data, technology, and trademark of $28.3 million, $11.9 million, $3.0 million, $2.6 million and $1.4 million, respectively, as of the acquisition date. The goodwill recognized includes the fair value of the assembled workforce, which is not recognized as an intangible asset separable from goodwill, and any expected synergies gained through the acquisition. The Company determined that the goodwill resulting from the acquisition is not deductible for tax purposes. In connection with the acquisition, the Company also recorded deferred revenue of $2.9 million and a contingent consideration liability of $2.6 million. See Note 12. Fair Value Measurements for more detail on determination of fair value.

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

Unaudited Pro Forma Supplementary Data

(in thousands)	Year Ended December 31, 2020
Revenue	$122,333
Net loss	(58,350)

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

The following table represents a disaggregation of revenue from arrangements with customers for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
(in thousands)	2022	2021	2020
Subscription services	$217,024	$164,564	$117,080
Professional services	5,629	1,590	1,237
Total revenue	$222,653	$166,154	$118,317

The opening and closing balances of the Company’s receivables, deferred contract costs and contract liabilities from contracts with customers are as follows:

(in thousands)	December 31, 2022	December 31, 2021
Accounts receivable, net	$58,799	$43,336
Deferred contract costs	10,387	6,880
Long-term deferred contract costs	14,596	11,667
Deferred revenues	99,928	84,023

Deferred Contract Costs

A summary of the activity impacting the deferred contract costs during the years ended December 31, 2022 and 2021 is presented below:

(in thousands)	December 31, 2022	December 31, 2021
Balance at beginning of year	$18,547	$8,899
Costs amortized	(8,816)	(4,792)
Additional amounts deferred	15,252	14,440
Balance at end of year	24,983	18,547
Classified as:
Current	10,387	6,880
Non-current	14,596	11,667
Total deferred contract costs (deferred commissions)	$24,983	$18,547

Contract Liabilities

A summary of the activity impacting deferred revenue balances during the years ended December 31, 2022 and 2021 is presented below:

(in thousands)	December 31, 2022	December 31, 2021
Balance at beginning of year	$84,023	$61,200
Revenue recognized	(222,653)	(166,154)
Additional amounts deferred	238,558	188,977
Balance at end of year	$99,928	$84,023

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

The remaining performance obligations consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Current	$183,527	$155,134
Non-current	93,464	95,354
Total	$276,991	$250,488

5.
Leases

The Company leases real estate in the form of office space facilities. Generally, the term for real estate leases ranges from 1 to 9 years at inception of the contract. Some real estate leases include options to renew that can extend the original term by 5 to 10 years.

Operating lease costs are allocated according to headcount to cost of revenue, sales and marketing, product development and general and administrative expenses in the consolidated statements of operations. As of December 31, 2022, the Company does not have any finance leases.

During the first quarter of 2022, the Company gave notice of its intent to extend one of its office lease facilities for an additional five-year period and the extension was accounted for as a lease modification under ASC 842. Accordingly, the Company recorded a right-of-use asset and corresponding operating lease liability of $6.0 million, which represented the present value of the expected future minimum lease payments. During the quarter ended June 30, 2022, the Company’s executive leadership team approved a program to exit the office lease facility and signed an agreement with the landlord to withdraw the Company’s exercise of the option to extend. As a result, the lease terminated on December 31, 2022. This was accounted for as a lease modification under ASC 842 and the Company reduced the right-of-use asset by $6.0 million in the second quarter of 2022. The Company ceased use of the office facility during the same quarter and accordingly recorded an impairment charge of $0.7 million, which represented the remaining carrying value of the right-of-use asset as of June 30, 2022.

Also during the second quarter of 2022, the Company executed a plan to exit one of its other office facilities by exercising an early termination clause, which was accounted for as a lease modification under ASC 842. The Company ceased use of the office facility during the second quarter and accordingly recorded a $0.2 million impairment charge, which represented the remaining carrying value of the right-of-use asset as of June 30, 2022.

The Company recorded the following lease costs for the year ended December 31, 2022:

(in thousands)	Year Ended December 31, 2022
Lease Cost
Capitalized operating lease cost	$2,676
Variable lease cost	1
Total lease cost	$2,677

(in thousands)
Supplemental Cash Flow and Other Information
Cash paid for amounts included in measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$3,145

Right-of-use assets obtained in exchange for lease liabilities:
Capitalized operating leases	$982

Lease term and discount rate consisted of the following at December 31, 2022:

December 31, 2022
Weighted-average remaining lease term (in years):
Capitalized operating leases	5.78

Weighted-average discount rate:
Capitalized operating leases	4.2%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of December 31, 2022.

(in thousands)	Capitalized Operating Lease
2023	$1,960
2024	2,344
2025	2,143
2026	2,071
2027	2,112
Thereafter	2,360
$12,990

Imputed interest	1,500
Operating lease liability balance at December 31, 2022	$11,490

Future aggregate minimum annual lease payments as of December 31, 2021 under the previous lease accounting standard were as follows:

(in thousands)	Operating Lease
2023	$3,120
2024	1,895
2025	2,282
2026	2,174
2027	2,165
Thereafter	4,805
$16,441

Total rent expense, which was allocated according to headcount to cost of revenue, sales and marketing, product development and general and administrative expenses in the consolidated statements of operations, was $2.4 million, $2.8 million, and $1.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022, the Company has entered into one lease agreement for an office facility in Sweden for a term of four years that has not yet commenced. This lease will require lease payments over the term of approximately $1.8 million.

6.
Short-term Investments

Short-term investments classified as available-for-sale consisted of the following:

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
US treasuries	$59,849	$3	$(129)	$59,723
Agency bonds	6,450	4	(2)	6,452
Commercial paper	95,831	29	(123)	95,737
Certificates of deposit	23,034	17	(24)	23,027
Total short-term investments	$185,164	$53	$(278)	$184,939

7.
Accounts Receivable

Accounts receivable consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Accounts receivable	$59,780	$44,303
Unbilled receivable	881	430
	60,661	44,733
Less: allowance for doubtful accounts	(1,862)	(1,397)
Accounts receivable, net	$58,799	$43,336

8.
Property and Equipment

Property and equipment consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Computers and software	$5,924	$4,744
Furniture and equipment	1,204	1,580
Leasehold improvements	2,134	3,348
	9,262	9,672
Less: accumulated depreciation and amortization	(4,798)	(4,603)
Property and equipment, net	$4,464	$5,069

Depreciation and amortization expense was $2.2 million, $1.7 million and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

During the second quarter of 2022, due to office relocations, the Company recorded an impairment charge of $1.0 million, comprised of $0.9 million relating to the operating lease right-of-use assets, and $0.1 million relating to the leasehold improvements. These charges were recognized within Transaction, integration and restructuring expenses in the Company’s consolidated statements of operations. The Company also recorded accelerated depreciation of computer equipment of $0.2 million. In connection with the office relocations, the Company disposed of $1.0 million of fully-depreciated property and equipment in the second quarter of 2022.

9.
Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets, as of December 31, 2022 and 2021, consist of the following:

	December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$409,430	$(128,745)	$280,685
Developed technologies	56,965	(25,514)	31,451
Tradenames	35,914	(7,150)	28,764
Database	50,215	(40,393)	9,822
Total finite-lived intangible assets	552,524	(201,802)	350,722
Goodwill	1,323,102	—	1,323,102
Total goodwill and intangible assets	$1,875,626	$(201,802)	$1,673,824

	December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$370,030	$(92,942)	$277,088
Developed technologies	51,100	(17,475)	33,625
Tradenames	35,500	(5,034)	30,466
Database	43,080	(31,789)	11,291
Total finite-lived intangible assets	499,710	(147,240)	352,470
Goodwill	1,261,444	—	1,261,444
Total goodwill and Intangible assets	$1,761,154	$(147,240)	$1,613,914

Amortization expense associated with finite-lived intangible assets was $54.7 million, $58.2 million, and $58.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, of which $16.8 million, $21.3 million and $19.4 million was included in cost of revenue for each respective period.

Estimated total intangible amortization expense during the next five years and thereafter is as follows:

(in thousands)
2023	$49,833
2024	46,986
2025	42,420
2026	34,888
2027	28,559
Thereafter	148,036
Total	$350,722

The carrying amount of goodwill increased by $61.7 million during the year ended December 31, 2022 as a result of the AW acquisition (Note 3).

The Company determined it had one reporting unit. The Company performed its annual impairment assessment in the fourth quarters of 2022, 2021 and 2020 and determined there was no impairment to its goodwill or intangible assets in either year.

10.
Long-Term Debt

Long-term debt consisted of the following as of December 31, 2022 and 2021, respectively:

	December 31, 2022
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$266,406	$(2,047)	$264,359
Less: current portion of long-term debt			8,594
Long-term debt			$255,765

	December 31, 2021
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$273,282	$(2,599)	$270,683
Less: current portion of long-term debt			6,875
Long-term debt			$263,808

2021 Credit Agreement

In September 2021, DH Holdings entered into a credit agreement (the “2021 Credit Agreement”) with Bank of America, N.A., as administrative agent, the other lenders party thereto and the other parties specified therein. The 2021 Credit Agreement provides for (i) a $275.0 million term loan A facility (the “2021 Term Loan”) and (ii) a $75.0 million revolving credit facility (the “2021 Revolving Line of Credit” and, together with the 2021 Term Loan, collectively, the “2021 Credit Facilities”), the proceeds of which were used to repay a portion of the indebtedness outstanding under the 2019 Credit Agreement (described below). Both the 2021 Term Loan and the 2021 Revolving Line of Credit mature on September 17, 2026. The 2021 Credit Facilities include customary affirmative, negative and financial covenants. The 2021 Credit Facilities are guaranteed by all of DH Holdings' wholly owned domestic restricted subsidiaries and AIDH Buyer, LLC, a Delaware limited liability company and the direct parent company of DH Holdings, in each case, subject to customary exceptions, and are secured by a lien on substantially all of the assets of DH Holdings and the guarantors, including a pledge of the equity of DH Holdings, in each case, subject to customary exceptions.

The 2021 Term Loan is subject to annual amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on December 31, 2021 (the “Initial Amortization Date”), equal to approximately 2.5% per annum of the principal amount of the term loans in the first year and second year after the Initial Amortization Date and approximately 5.0% per annum of the principal amount of the term loans in the third year, fourth year and fifth year after the Initial Amortization Date. A balloon payment of approximately $220.0 million will be due at the maturity of the 2021 Term Loan. There was $266.4 million and $273.3 million outstanding on the 2021 Term Loan at December 31, 2022 and 2021. respectively.

DH Holdings is required to pay the lenders under the 2021 Credit Agreement an unused commitment fee of between 0.25% and 0.30% per annum on the undrawn commitments under the 2021 Revolving Line of Credit, depending on the total net leverage ratio, quarterly in arrears. The expense is included in interest expense in the statements of operations. There was no outstanding balance on the 2021 Revolving Line of Credit at December 31, 2022 and 2021.

On October 31, 2022, the Company amended the 2021 Credit Agreement to replace the LIBO rate with Term SOFR plus an applicable rate.

For both the 2021 Term Loan and 2021 Revolving Line of Credit, DH Holdings may elect from several interest rate options based on the Term SOFR Rate or the Base Rate plus an applicable margin. The applicable margin is based on the total leverage ratio. As of December 31, 2022, the effective interest rate was 6.17%.

In connection with the 2021 Credit Agreement, the Company capitalized financing costs totaling $3.5 million, of which $2.8 million related to the 2021 Term Loan facility and $0.8 million related to the 2021 Revolving Line of Credit. The financing costs associated with the 2021 Term Loan facility are recorded as a contra-debt balance in Term loan, net of current portion in the consolidated balance sheets and are amortized over the remaining life of the loan using the effective interest method. The Company amortized capitalized financing costs for the 2021 Credit Agreement through interest expense of $0.7 and $0.2 million for the years ended December 31, 2022 and 2021, respectively. The financing costs associated with the 2021 Revolving Line of Credit are recorded in other assets in the consolidated balance sheets and are amortized over the life of the arrangement. At December 31, 2022 and 2021, the unamortized financing costs were $0.6 million and $0.7 million, respectively.

The expected future principal payments as of December 31, 2022 are as follows:

(in thousands)
2023	$8,593
2024	13,750
2025	13,750
2026	230,313
$266,406

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

Cash Flow Hedges of Interest Rate Risk

The Company entered into two interest rate swap agreements, effective on March 31, 2022. Until October 31, 2022, the counterparties to each of the agreements paid the Company interest at a floating rate on the notional amounts based on the one-month USD-LIBOR swap rate. On October 31, 2022, in conjunction with the amendment to the 2021 Credit Agreement (See Note 10. Long-Term Debt), the Company amended the two interest rate swap agreements to replace the LIBO rate with Term SOFR. As a result, subsequent to October 31, 2022, the counterparties paid and will continue to pay interest at a floating rate based on Term SOFR.

As of December 31, 2022, the two outstanding interest rate swap agreements each had a notional value of $66.6 million with fixed interest rates of 1.909% and 1.9065%. Interest payments under the swaps are made monthly on a net settlement basis. The Company has not recorded any amounts due to ineffectiveness for the year ended December 31, 2022. The notional value of each interest rate swap agreement is expected to match the corresponding principal amount of a portion of our borrowings under the 2021 Term Loan. The swap agreements mature on March 31, 2025.

The derivative interest rate swaps are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in accumulated other comprehensive income (“AOCI”) on our consolidated balance sheets and reclassified to interest expense, net, when the underlying transaction has an impact on earnings. The Company expects to recognize approximately $3.7 million of net pre-tax gains from accumulated other comprehensive income as a reduction of interest expense in the next twelve months associated with its interest rate swaps. The Company recognizes derivative instruments and hedging activities on a gross basis as either assets or liabilities on the Company’s consolidated balance sheets and measures them at fair value. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions.

The fair values of the interest rate swaps and their respective locations in our consolidated balance sheets at December 31, 2022 were as follows:

(in thousands)
Description	Balance Sheet Location	December 31, 2022
Short-term derivative asset	Prepaid expenses and other current assets	$3,716
Long-term derivative asset	Other assets	2,834

12.
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

Debt

The Company’s term loans are recorded at their carrying values in the consolidated balance sheets, which may differ from their respective fair values. The estimated fair values of the Company’s term loans approximate their carrying values as of December 31, 2022 and 2021, based on interest rates currently available to the Company for similar borrowings.

Money market funds (included in cash and cash equivalents)

Money market funds are recorded at fair value using quoted market prices in active markets and are classified as Level 1 in the fair value hierarchy.

Short-term investments

The Company estimates the fair values of investments in U.S. treasuries, agency bond securities, commercial paper, and certificates of deposit using level 2 inputs, by taking into consideration valuations obtained from a third-party pricing service. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, market yield curves, benchmark securities, prepayment/default projections based on historical data, and other observable inputs.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of its derivatives held as of December 31, 2022 were classified as Level 2 in the fair value hierarchy.

Contingent consideration

The deferred consideration that resulted from the acquisition of Analytical Wizards in the first quarter of 2022, which is subject to the meeting of certain expense control metrics during the two-year period following the AW acquisition, is measured at fair value on a recurring basis. The fair value was estimated based on the present value of the amount expected to be paid at the end of the measurement period. At December 31, 2022, the fair value of the contingent consideration was estimated to be $2.3 million based on the estimated achievement of the expense control metrics and time to payment and is included in other long-term liabilities on the consolidated balance sheet.

The contingent consideration that resulted from the earnouts associated with the acquisition of Monocl Holding Company in October of 2020, which was included in accrued expense and other current liabilities in the consolidated balance sheet as of December 31, 2021, was paid in the first quarter of 2022.

Earnout liabilities are classified within Level 3 in the fair value hierarchy because the methodology used to develop the estimated fair value includes significant unobservable inputs reflecting management’s own assumptions. The table below presents a reconciliation of earnout liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	December 31, 2022	December 31, 2021
Balance at beginning of year	$7,500	$5,236
Additions	1,000	—
Net change in fair value and other adjustments	1,250	3,764
Payments	(7,500)	(1,500)
Balance at end of year	$2,250	$7,500

Non-recurring fair value measurements

Certain assets and liabilities, including property, plant and equipment, lease right-of-use assets, goodwill and other intangible assets, are measured at fair value on a non-recurring basis. These assets are remeasured when the derived fair value is below the carrying value on the Company’s consolidated balance sheet. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. When impairment has occurred, the Company measures the required charges and adjusts the carrying value as discussed in Note 2. Summary of Significant Accounting Policies. For discussion about the impairment testing of assets not measured at fair value on a recurring basis see Note 9. Goodwill and Intangible Assets for additional details.

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

At December 31, 2022, assets and liabilities measured at fair value on a recurring basis were as follows:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$39,523	$39,523	$—	$—
Commercial paper (maturities less than 90 days)	2,276	—	2,276	—
Certificates of deposit (maturities less than 90 days)	1,549	—	1,549	—
Agency bonds (maturities less than 90 days)	768	—	768	—
Short-term investments:
U.S. treasuries	59,723	—	59,723	—
Agency bonds	6,452	—	6,452	—
Commercial paper	95,737	—	95,737	—
Certificates of deposit	23,027	—	23,027	—
Prepaid expenses and other current assets:
Interest rate swap contracts	3,716	—	3,716	—
Other assets:
Interest rate swap contracts	2,834	—	2,834	—
Liabilities:
Other long-term liabilities:
Contingent consideration	2,250	—	—	2,250

At December 31, 2022, except for the contingent consideration noted above, the estimated fair values of all of the Company’s financial assets and liabilities subject to the three-level fair value hierarchy approximated their carrying values due to their short-term maturities (less than 12 months).

13.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Payroll and payroll-related	$11,961	$10,311
Contingent consideration, current	—	7,500
Sales, franchise and other taxes	3,631	1,876
Other	3,156	2,971
Accrued expenses and other current liabilities	$18,748	$22,658

14.
Commitments and Contingencies

The Company enters into purchase obligations in the normal course of doing business. The estimated annual minimum purchase commitments under those agreements were as follows for each of the years ending December 31:

(in thousands)
2023	$11,032
2024	10,237
2025	6,491
$27,760

15.
Accumulated Other Comprehensive Income

The following table summarize the changes in accumulated balances of other comprehensive income for the years ended December 31, 2022, 2021 and 2020, respectively.

(in thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Total
Balances as of January 1, 2020	$—	$—	$—	$—
Other comprehensive loss before reclassifications	—	—	(131)	(131)
Balances as of December 31, 2020	$—	$—	$(131)	$(131)
Other comprehensive income before reclassifications	—	—	193	193
Balances as of December 31, 2021	$—	$—	$62	$62
Other comprehensive income (loss) before reclassifications	4,480	(135)	(566)	3,779
Amounts reclassified from AOCI	(173)	—	—	(173)
Balances as of December 31, 2022	$4,307	$(135)	$(504)	$3,668

16.
Stockholders' Equity and Members' Equity

The Company has Class A Common Stock, Class B Common Stock and Preferred Stock. Holders of outstanding shares of Class A and Class B Common Stock vote as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise required by law. Class B Common Stock issued to holders of Definitive OpCo Units (directly or indirectly through AIDH Management Holdings, LLC) that are unvested shall have no vote per share until such time as such Units have vested.

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

Shares of Preferred Stock have not been issued at December 31, 2022. The board of directors may authorize one or more series of Preferred Stock (including convertible Preferred Stock) and will determine, with respect to any series of Preferred Stock, the voting rights, preferences, participation, or other special right and limitations.

Under the Amended Definitive OpCo LLC Agreement, the holders of LLC Units other than Definitive Healthcare Corp. (“LLC Members”) have the right to redeem or exchange all or a portion of their LLC Units for newly issued shares of Class A Common Stock, which may consist of unregistered shares, on a one-for-one basis. Shares of Class B Common Stock and their corresponding LLC Units will be canceled on a one-for-one basis once an exchange has been completed.

Upon formation of Definitive OpCo in conjunction with the Advent Acquisition in July 2019, two classes of LLC units were established: Class A Units (“Class A Units”) and Class B Units (“Class B Units”), collectively “the Units”.

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

Refer to Note 17. Equity-Based Compensation for more detail on Class B Units.

Noncontrolling Interest

Definitive Healthcare Corp. operates and controls all of the business and affairs of Definitive OpCo, and through Definitive OpCo and its subsidiaries, conducts its business. Accordingly, Definitive Healthcare Corp. consolidates the financial results of Definitive OpCo, and reports the noncontrolling interests of its consolidated subsidiaries on its consolidated financial statements based on the Definitive OpCo Units held by LLC Members. Changes in Definitive Healthcare Corp.'s ownership interest in its consolidated subsidiaries are accounted for as equity transactions. As such, future redemptions or direct exchanges of OpCo Units by LLC Members will result in a change in ownership and reduce or increase the amount recorded as Noncontrolling interests and increase or decrease Additional paid-in capital in the Company’s consolidated balance sheets.

During the year ended December 31, 2022, 7,624,654 Definitive OpCo Units held by LLC Members were exchanged for shares of Class A Common Stock of Definitive Healthcare Corp. pursuant to the terms of the Amended LLC Agreement. In addition, 483,524 restricted stock units vested, net of shares withheld for taxes, resulting in the issuance of 483,524 shares of Class A Common Stock of Definitive Healthcare Corp., for which Definitive OpCo Units were issued on a one-for-one basis pursuant to the Definitive OpCo second amended and restated limited liability company agreement entered into in connection with the IPO.

As of December 31, 2022 and 2021, Definitive Healthcare Corp. held 105,133,670 and 97,030,095 units in Definitive OpCo, respectively, resulting in ownership interests as of December 31, 2022 and 2021 of 68.2% and 63.6%, respectively, and noncontrolling interests of 31.8% and 36.4%, respectively.

17.
Equity-based Compensation

Equity-based compensation expense is allocated to all departments in the accompanying consolidated statements of operations based on the recipients of the compensation. A summary of the expense by line item in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, is provided in the following table.

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cost of revenue	$942	$277	$62
Sales and marketing	13,508	1,930	473
Product development	7,805	1,070	356
General and administrative	14,179	6,680	856
Total compensation expense	$36,434	$9,957	$1,747

2021 Incentive Equity Plan

The Definitive Healthcare Corp. 2021 Equity Incentive Plan (the “2021 Plan”) was adopted in September 2021. The types of grants available under the 2021 Plan include stock options (both incentive and non-qualified), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and stock-based awards.

The aggregate number of shares of Class A Common Stock available for grant under the 2021 Plan was 4,942,128 shares at December 31, 2022. The outstanding RSUs have time-based and/or performance-based vesting criteria.

Time-Based RSUs

Outstanding time-based RSUs generally vest partially on the one-year anniversary of each grant and quarterly over the subsequent two- or three-year period.

In connection with the departure of two management-level employees, the Company accelerated the vesting of 6,772 previously unvested time-based RSUs, resulting in incremental stock-based compensation expense of approximately $0.1 million during the fourth quarter of 2022. Upon separation, 21,877 unvested time-based RSUs and 13,889 unvested PSUs were forfeited. None of the previously unvested PSUs were accelerated and, accordingly, no incremental stock-based compensation expense was recognized.

The following table summarizes the Company's unvested time-based activity for the years ended December 31, 2022 and 2021:

	2022		2021
		Weighted		Weighted
	Restricted	Average Grant	Restricted	Average Grant
	Stock Units	Date Fair Value	Stock Units	Date Fair Value
Unvested at beginning of year	1,935,899	$32.59	—	$—
Granted	2,457,991	$20.27	1,965,477	$32.50
Vested	(716,776)	$29.86	—	$—
Forfeited	(238,727)	$25.51	(29,578)	$27.00
Unvested at end of year	3,438,387	$24.82	1,935,899	$32.59

The Company recognized $27.0 million in stock-based compensation expense associated with time-based RSUs in the year ended December 31, 2022, inclusive of the incremental expense associated with the departing management-level employees, and $4.4 million in the year ended December 31, 2021. Total unrecognized expense for these awards was estimated to be $75.8 million at December 31, 2022, to be recognized over a weighted-average period of approximately 2.7 years.

Performance-Based RSUs (“PSUs”)

The Company periodically grants PSUs to certain members of the Company’s senior management team subject to the satisfaction of annual and cumulative performance conditions and/or market conditions established by the Human Capital Management and Compensation Committee of the Board of Directors of Definitive Healthcare Corp. All PSUs previously granted without market-based vesting conditions were forfeited as of December 31, 2022 as none of the performance targets required for vesting were achieved and all expense that was previously recognized associated with these awards was reversed.

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

The following table summarizes the Company's unvested PSU activity for the years ended December 31, 2022 and 2021:

	2022		2021
		Weighted		Weighted
	Restricted	Average Grant	Restricted	Average Grant
	Stock Units	Date Fair Value	Stock Units	Date Fair Value
Unvested at beginning of year	164,351	$27.00	—	$—
Granted	125,000	$54.25	164,351	$27.00
Vested	—	$-	—	$—
Forfeited	(164,351)	$27.00	—	$—
Unvested at end of year	125,000	$54.25	164,351	$27.00

The number of PSUs awarded represents the target number of shares of common stock that may be earned; however, the actual number of shares may vary based on the satisfaction of performance criteria. The Company recognized $1.7 million in stock-based compensation expense associated with PSUs in the year ended December 31, 2022, and did not recognize any expense associated with PSUs in the year ended December 31, 2021. Total unrecognized expense for these awards was estimated to be $5.1 million at December 31, 2022, to be recognized over a weighted-average period of approximately 2.0 years.

2019 Incentive Equity Plan

The AIDH Topco, LLC 2019 Equity Incentive Plan (the “2019 Plan”) was utilized prior to the Reorganization Transactions and the IPO for the issuance of equity awards in the form of Class B Units to or on behalf of employees, consultants, directors, managers, or others providing services to the Company. In connection with the Reorganization Transactions and the IPO, unvested Class B Units held directly by employees of the Company or indirectly through AIDH Management Holdings, LLC, were exchanged for unvested Definitive OpCo units (held directly or indirectly through AIDH Management Holdings, LLC) based on their respective participation thresholds and the IPO price of $27.00 per share. The Company no longer grants any awards under the 2019 Plan, though previously granted awards under the 2019 Plan remain outstanding and governed by the 2019 Plan, including unvested units.

In connection with the departure of two management-level employees, the Company accelerated the vesting of 126,350 previously unvested Definitive OpCo units (held indirectly through AIDH Management Holdings, LLC), resulting in incremental stock-based compensation expense of approximately $1.8 million during the fourth quarter of 2022. Upon separation, 81,857 unvested Definitive OpCo units (held indirectly through AIDH Management Holdings, LLC) were forfeited.

The following table summarizes the Company’s unvested unit activity.

	Time-Based
		Weighted
	Non-Vested	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2021	2,756,406	$2.02
Vested	(1,060,385)	2.03
Forfeited	(186,872)	2.03
Unvested at December 31, 2022	1,509,149	$2.03

The Company recorded $7.7 million in stock-based compensation expense associated with these units in the year ended December 31, 2022, inclusive of the incremental expense associated with the departing management-level employees, and $3.4 million during the year ended December 31, 2021. The Company also recorded $1.9 million in incremental compensation expense in the third quarter of 2021 associated with the acceleration of an equity-based award upon retirement of an executive officer. At December 31, 2022, the Company had approximately $8.2 million of unrecognized unit-based compensation expense for unvested units, which is expected to be recognized over a weighted-average period of approximately 1.7 years.

18.
Retirement Plan

The Company has a 401(k) plan covering all employees who have met certain eligibility requirements. The Company made matching contributions in accordance with the plan documents. The Company incurred $3.4 million, $2.3 million and $1.6 million in employer matching contributions during the years ended December 31, 2022, 2021 and 2020, respectively.

19.
Income Taxes

As described in Note 1. Description of Business, as a result of the IPO, the Company began consolidating the financial results of Definitive OpCo. Definitive OpCo is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Definitive OpCo is generally not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Definitive OpCo is passed through to and included in the taxable income or loss of its members, including Definitive Healthcare Corp., based on its economic interest held in Definitive OpCo. Definitive Healthcare Corp. was formed on May 5, 2021 and did not engage in any operations prior to the IPO. Definitive HealthCare Corp. is taxed as a corporation and is subject to U.S. federal, state, and local income taxes with respect to its allocable share of any taxable income or loss of Definitive OpCo, as well as any such taxes on stand-alone income or loss generated by the Company. HSE, Monocl, AW and subsidiaries are taxed as corporations and are subject to U.S. federal, state, and local income taxes.

Income Tax Expense

U.S. and foreign components of income before income taxes were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Domestic	$(34,617)	$(56,597)	$(49,610)
Foreign	(4,823)	(3,985)	(1,547)
Loss before income taxes	$(39,440)	$(60,582)	$(51,157)

The components of the provision for income taxes are as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Current income taxes:
U.S. federal	$82	$(7)	$10
U.S. state and local	26	—	1
Total current income taxes	$108	$(7)	$11
Deferred income taxes:
U.S. federal	$(1,024)	$369	$58
U.S. state and local	(16,040)	313	(7)
Foreign	(229)	—	—
Total deferred income taxes	$(17,293)	$682	$51
Income tax (benefit) expense	$(17,185)	$675	$62

Effective Income Tax Rate

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Expected U.S. federal income taxes at statutory rate	21.00%	21.00%	21.00%
Change in valuation allowance	(41.21)	(13.94)	0.60
State and local income taxes, net of federal benefit	40.53	(0.51)	(0.14)
Outside basis adjustment	19.95	8.90	—
Partnership income, not subject to taxation	(8.64)	(19.44)	(27.55)
Return to provision	6.05	3.67	0.46
TRA remeasurement	4.99	—	—
Research and development credits	1.42	0.17	—
Foreign rate differential	1.35	(0.02)	(0.01)
Stock compensation	(1.23)	—	—
Other	(0.64)	(0.94)	5.52
Effective income tax rate	43.57%	(1.11)%	(0.12)%

Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Deferred income tax assets:
Net operating loss carry forwards	$52,534	$38,540	$1,517
Outside partnership basis difference	61,378	44,291	—
Tax receivable agreement	11,358	5,329	—
Other	1,131	824	74
Deferred income tax assets	126,401	88,984	1,591
Less valuation allowance	(187,807)	(164,394)	(1,430)
Deferred income tax assets, net of valuation allowance	$(61,406)	$(75,410)	$161
Deferred income tax liabilities:
Goodwill and intangibles	$(14,126)	$(91)	$—
Deferred revenue and advances	(107)	(229)	—
Deferred income tax liabilities	(14,233)	(320)	—
Net deferred tax (liabilities) assets	$(75,639)	$(75,730)	$161

	Year Ended December 31,
(in thousands)	2022	2021	2020
Reported as:
Non-current deferred tax assets (included within Other assets)	$98	$158	$161
Non-current deferred tax liabilities	(75,737)	(75,888)	—
Net deferred tax assets (liabilities)	$(75,639)	$(75,730)	$161

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are paid or recovered.

The federal tax loss carryforward of $192.1 million has an unlimited carryforward period. The federal research and development tax credit carryforwards of $0.7 million expires in the years 2040 through 2042. The state tax loss carryforwards of $147.2 million expires at various times in years 2022 through indefinite. The state tax credit carryforwards of $0.3 million expires in the years 2037 through indefinite. The foreign tax loss carryforward of $14.0 million expires in the years 2030 through indefinite.

Management has assessed the realizability of deferred tax assets. Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has recorded a valuation allowance for all three years on its net operating loss carryforwards, R&D credit carryforwards and other net deferred tax assets that remain after all sources of taxable income are exhausted, not supportable by the “naked credit” deferred tax liability sourced income as of December 31, 2022. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

Uncertain Tax Positions

The Company recognizes the financial statement effects of tax positions when it is more-likely-than-not the position will be sustained upon examination. As of December 31, 2022 and 2021, the Company has not identified any uncertain tax positions and has not recognized any related reserves. Accordingly, the Company has not recorded any interest or penalties associated with uncertain tax positions.

Tax Receivable Agreement

Pursuant to Definitive OpCo's election under Section 754 of the Internal Revenue Code (the “Code”), Definitive Healthcare Corp. expects to obtain an increase in its share of the tax basis in the net assets of Definitive OpCo when LLC Interests are redeemed or exchanged by other members. The Company is required to adjust the basis of partnership assets under Section 743(b) of the Code for each taxable year in which a redemption or exchange of LLC Interest occurs. These increases in tax basis may reduce the amounts that would otherwise be paid by the Company in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

Under the TRA, the Company generally will be required to pay to the TRA Parties 85% of the amount of cash savings, if any, in U.S. federal, state, or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes acquired by the Company from the Blocker Companies in the Reorganization Transactions, (ii) certain tax basis adjustments resulting from (a) acquisitions by the Company of LLC Units from pre-IPO holders in connection with the IPO and (b) subsequent redemptions or exchanges of LLC Units by holders for Class A Common Stock or other consideration, and (iii) certain payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA, and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then the Company would not be required to make the related TRA payments. Therefore, the Company only recognizes a liability for the TRA if it determines whether it is probable that it will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. The realizability of the deferred tax assets is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. Based on current projections, the Company anticipates having sufficient taxable income to partially realize some of these benefits and has recorded a TRA liability of $156.3 million as of December 31, 2022. The TRA liability increased by $2.8 million during the year ended December 31, 2022, increasing $12.2 million with an offsetting adjustment to accumulated paid-in capital for current year LLC unit exchanges, while concurrently decreasing by $9.4 million for remeasurement of the liability based on future realizability of tax attributes with an offsetting adjustment to other income, net in the consolidated statements of operations. The Company did not make any payments on its TRA liability during the year. To the extent that the Company determines that it is able to realize the tax benefits associated with the basis adjustments and net operating losses, the Company would record an additional liability of $109.1 million for a total liability of $265.4 million. Should the Company anticipate a reduction in future taxable income, it would record a reduction in the TRA liability that would result in a benefit recorded within the consolidated statements of operations.

20.
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

The following table sets forth the reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of Class A Common Stock for each of the years ended December 31, 2022 and 2021. The reconciliation for 2021 reflects only the period from September 15, 2021 to December 31, 2021, which represents the period wherein the Company had outstanding Class A Common Stock.

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Numerator:
Net loss	$(22,255)	$(61,257)
Less: Net loss attributable to Definitive OpCo before Reorganization Transactions	—	(33,343)
Less: Net loss attributable to noncontrolling interests	(16,218)	(10,237)
Net loss attributable to Definitive Healthcare Corp.	$(6,037)	$(17,677)

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock:

(in thousands, except number of shares and per share amounts)	Year Ended December 31, 2022	Year Ended December 31, 2021
Basic net loss per share attributable to common stockholders
Numerator:
Allocation of net loss attributable to Definitive Healthcare Corp.	$(6,037)	$(17,677)
Weighted average number of shares of Class A outstanding	101,114,105	91,916,151
Net loss per share, basic and diluted	$(0.06)	$(0.19)

Shares of the Company's Class B Common Stock do not participate in the earnings or losses of Definitive Healthcare Corp. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented.

The following securities were excluded from the computation of diluted net loss per share for the periods presented because their effect on net loss per share would have been anti-dilutive:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Definitive OpCo units (vested and unvested)	50,433,101	58,244,627
Restricted stock units	3,563,387	2,100,250

21.
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

Revenues by geographic area presented based upon the location of the customer are as follows:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
United States	$211,727	$158,727	$117,755
Rest of world	10,926	7,427	562
Total revenues	$222,653	$166,154	$118,317

For a summary of our revenue disaggregated by service, refer to Note 4. Revenue.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. Long-lived assets by geographic area presented based upon the location of the assets are as follows:

(in thousands)	December 31, 2022	December 31, 2021
United States	$3,911	$4,705
Rest of world	553	364
Total long-lived assets	$4,464	$5,069

22.
Related Parties

The Company has engaged in revenue transactions within the ordinary course of business with entities affiliated with its private equity sponsors and with members of the Company’s board of directors. During each of the years ended December 31, 2022, 2021 and 2020, the Company recorded revenue of $1.5 million, $1.0 million, and $0.4 million respectively. The associated receivable for the revenue transactions amounted to $0.8 million, $0.6 million, and $0.1 million at December 31, 2022, 2021 and 2020, respectively.

Prior to the Reorganization Transactions described in Note 1, the Company reimbursed its private equity sponsors for services and any related travel and out-of-pocket expenses. During the years ended December 31, 2021 and 2020, the Company had expenses for services, travel, and out-of-pocket expenses to its private equity sponsors of $0.2 million and $0.1 million, respectively. During the year ended December 31, 2022, the Company paid less than $0.1 million to related parties within the ordinary course of business. There were no associated payables for the service transactions at December 31, 2022, 2021, and 2020.

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

23.
Subsequent Events

On January 12, 2023, the Company announced a restructuring plan intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. The Company estimates that in the first quarter of 2023 it will incur pre-tax cash restructuring and related charges of approximately $2.0 million to $2.5 million, consisting primarily of severance payments, employee benefits, and related cash expenses, as well as an immaterial non-cash stock-based compensation charge related to the vesting of share-based awards for employees who are terminated. The Company expects these actions will be substantially complete by the end of the first quarter of 2023.