Form 10-Q
period 2023-03-31
Definitive Healthcare Corp.
filed 2023-05-04
CIK 1861795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 1, 2023, the number of outstanding shares of the registrant’s Class A Common Stock was 110,214,798 shares.

Definitive Healthcare Corp.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2023

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
•
“Blocker Company” or “Blocker Companies” refers to certain entities treated as corporations for U.S. federal income tax purposes that held LLC units in Definitive OpCo which, through the Reorganization Transactions, were merged into Definitive Healthcare Corp. and are now holders of Class A Common Stock.
•
“Continuing Pre-IPO LLC Members” refers to certain Pre-IPO LLC Members who retained their equity ownership in Definitive OpCo in the form of LLC Units immediately following the consummation of the Reorganization Transactions.
•
“Definitive OpCo” refers to AIDH TopCo, LLC, a Delaware limited liability company, and a subsidiary of Definitive Healthcare Corp., following the Reorganization Transactions.
•
“DH Holdings” refers to Definitive Healthcare Holdings, LLC, a Delaware limited liability company and wholly-owned subsidiary of AIDH Buyer.
•
“LLC Units” refers to limited liability company interests in Definitive OpCo.
•
“IPO” refers to the initial public offering of Class A Common Stock of Definitive Healthcare Corp.
•
“NDR” or “Net Dollar Retention Rate” refers to net dollar retention rate, which we calculate as the percentage of ARR retained from existing customers across a defined period, after accounting for upsell, down-sell, pricing changes, and churn. We calculate net dollar retention as beginning ARR for a period, plus (i) expansion ARR (including, but not limited to, upsell and pricing increases), less (ii) churn (including, but not limited to, non-renewals and contractions), divided by (iii) beginning ARR for a period.
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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, regional, national, or global political, economic, business, competitive, market, and regulatory conditions.

For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2022, or our “2022 Form 10-K”, and Part II, Item 1A in this Quarterly Report and the other cautionary statements that are included elsewhere in this Quarterly Report and in our public filings, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any forward-looking statement made by us speaks only as of the date on which we make it. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$124,961	$146,934
Short-term investments	218,955	184,939
Accounts receivable, net	51,801	58,799
Prepaid expenses and other current assets	14,711	12,686
Current portion of deferred contract costs	11,064	10,387
Total current assets	421,492	413,745
Property and equipment, net	4,452	4,464
Operating lease right-of-use assets, net	9,118	9,681
Other assets	3,697	4,683
Deferred contract costs, net of current portion	15,080	14,596
Intangible assets, net	338,295	350,722
Goodwill	1,323,102	1,323,102
Total assets	$2,115,236	$2,120,993
Liabilities and Equity
Current liabilities:
Accounts payable	4,535	3,948
Accrued expenses and other current liabilities	20,770	18,748
Current portion of deferred revenue	105,362	99,692
Current portion of term loan	10,313	8,594
Current portion of operating lease liabilities	1,640	1,521
Total current liabilities	142,620	132,503
Long term liabilities:
Deferred revenue, net of current portion	138	236
Term loan, net of current portion	252,465	255,765
Operating lease liabilities, net of current portion	9,491	9,969
Tax receivable agreements liability, net of current portion	161,721	156,311
Deferred tax liabilities	78,315	75,737
Other long-term liabilities	1,035	3,251
Total liabilities	645,785	633,772

Equity:
Class A Common Stock, par value $0.001, 600,000,000 shares authorized, 110,162,665 and 105,138,273 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	110	105
Class B Common Stock, par value $0.00001, 65,000,000 shares authorized, 45,626,933 and 44,217,344 shares issued and outstanding, respectively, at March 31, 2023, and 50,433,101 and 48,923,952 shares issued and outstanding, respectively at December 31, 2022	—	—
Additional paid-in capital	1,020,709	972,077
Accumulated other comprehensive income	2,793	3,668
Accumulated deficit	(35,531)	(23,714)
Noncontrolling interests	481,370	535,085
Total equity	1,469,451	1,487,221
Total liabilities and equity	$2,115,236	$2,120,993

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share amounts and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$59,201	$50,124
Cost of revenue:
Cost of revenue exclusive of amortization	8,552	5,950
Amortization	3,354	5,378
Gross profit	47,295	38,796
Operating expenses:
Sales and marketing	23,423	21,293
Product development	9,884	6,850
General and administrative	13,640	10,454
Depreciation and amortization	9,590	9,874
Transaction, integration, and restructuring expenses	2,590	1,310
Total operating expenses	59,127	49,781
Loss from operations	(11,832)	(10,985)
Other income (expense), net:
Interest income	2,834	70
Interest expense	(3,614)	(1,954)
Other expense, net	(3,698)	(101)
Total other expense, net	(4,478)	(1,985)
Net loss before income taxes	(16,310)	(12,970)
Benefit from (provision for) income taxes	710	(87)
Net loss	(15,600)	(13,057)
Less: Net loss attributable to noncontrolling interests	(3,783)	(4,433)
Net loss attributable to Definitive Healthcare Corp.	$(11,817)	$(8,624)
Net loss per share of Class A Common Stock:
Basic and diluted	$(0.11)	$(0.09)
Weighted average Class A Common Stock outstanding:
Basic and diluted	108,234,043	97,158,823

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(15,600)	$(13,057)
Other comprehensive loss:
Foreign currency translation adjustments	19	6
Unrealized gain (loss) on available-for-sale securities	89	(309)
Unrealized (loss) gain on interest rate hedging instruments	(1,355)	1,646
Comprehensive loss	(16,847)	(11,714)
Less: Comprehensive loss attributable to noncontrolling interests	(4,155)	(3,946)
Comprehensive loss attributable to Definitive Healthcare Corp.	$(12,692)	$(7,768)

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

(amounts in thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31, 2023
							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Amount	Stock	Amount	Capital	Deficit	Income	Interests	Equity
Balance at January 1, 2023	105,138,273	$105	50,433,101	$—	$972,077	$(23,714)	$3,668	$535,085	$1,487,221
Net loss	—	—	—	—	—	(11,817)	—	(3,783)	(15,600)
Other comprehensive loss	—	—	—	—	—	—	(875)	(372)	(1,247)
Vested incentive units	—	—	—	—	(505)	—	—	505	—
Issuance of Class A Common Stock upon vesting of RSUs	380,676	—	—	—	828	—	—	(828)	—
Shares withheld related to net share settlement	(127,829)	—	—	—	(1,530)	—	—	—	(1,530)
Effect of LLC unit exchanges	4,771,545	5	(4,771,545)	—	42,028	—	—	(52,554)	(10,521)
Forfeited unvested incentive units	—	—	(34,623)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	7,811	—	—	3,317	11,128
Balance at March 31, 2023	110,162,665	$110	45,626,933	$—	$1,020,709	$(35,531)	$2,793	$481,370	$1,469,451

	Three Months Ended March 31, 2022
							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Amount	Stock	Amount	Capital	Deficit	Income	Interests	Equity
Balance at January 1, 2022	97,030,095	97	58,244,627	—	890,724	(17,677)	62	630,056	1,503,262
Net loss	—	—	—	—	—	(8,624)	—	(4,433)	(13,057)
Other comprehensive income	—	—	—	—	—	—	856	487	1,343
Vested incentive units	—	—	—	—	(696)	—	—	696	—
Effect of LLC unit exchanges	544,302	1	(544,302)	—	5,080	—	—	(5,978)	(897)
Forfeited unvested incentive units	—	—	(33,549)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	4,377	—	—	2,495	6,872
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(258)	(258)
Balance at March 31, 2022	97,574,397	$98	57,666,776	$—	$899,485	$(26,301)	$918	$623,065	$1,497,265

See notes to condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows provided by (used in) operating activities:
Net loss	$(15,600)	$(13,057)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	513	525
Amortization of intangible assets	12,431	14,727
Amortization of deferred contract costs	2,860	1,875
Equity-based compensation	11,128	6,872
Amortization of debt issuance costs	176	176
Provision for doubtful accounts receivable	22	9
Non-cash restructuring charges related to office leases	157	—
Tax receivable agreement remeasurement	3,619	248
Deferred income taxes	(773)	69
Changes in operating assets and liabilities:
Accounts receivable	6,966	8,526
Prepaid expenses and other current assets	(3,796)	692
Deferred contract costs	(4,021)	(3,299)
Contingent consideration	—	(6,400)
Accounts payable, accrued expenses, and other liabilities	(4,294)	(3,579)
Deferred revenue	5,569	6,249
Net cash provided by operating activities	14,957	13,633
Cash flows (used in) provided by investing activities:
Purchases of property, equipment, and other assets	(1,338)	(794)
Purchases of short-term investments	(90,252)	(109,559)
Maturities of short-term investments	58,120	—
Cash paid for acquisitions, net of cash acquired	—	(56,499)
Net cash used in investing activities	(33,470)	(166,852)
Cash flows used in financing activities:
Repayments of term loans	(1,719)	(1,719)
Taxes paid related to net share settlement of equity awards	(1,530)	—
Payment of contingent consideration	—	(1,100)
Payments under tax receivable agreement	(246)	—
Payments of equity offering issuance costs	(30)	(1,299)
Member distributions	—	(258)
Net cash used in financing activities	(3,525)	(4,376)
Net decrease in cash and cash equivalents	(22,038)	(157,595)
Effect of exchange rate changes on cash and cash equivalents	65	(108)
Cash and cash equivalents, beginning of period	146,934	387,498
Cash and cash equivalents, end of period	$124,961	$229,795
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$3,475	$1,771
Income taxes	$79	$—
Acquisitions:
Net assets acquired, net of cash acquired	$—	$97,499
Initial cash investment in prior year	—	(40,000)
Contingent consideration	—	(1,000)
Net cash paid for acquisitions	$—	$56,499
Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accrued expenses	$333	$3,500

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Description of Business and Organization

Definitive Healthcare Corp. (the “Company”) was formed on May 5, 2021 as a Delaware corporation to facilitate an initial public offering (“IPO”) and other related transactions to carry on the business of AIDH TopCo, LLC (“Definitive OpCo”). Following consummation of the Reorganization Transactions as described in the Company’s Annual Report on form 10-K for the fiscal year ended December 31, 2022, Definitive OpCo became a subsidiary of Definitive Healthcare Corp. The Company, through its operating subsidiaries, provides comprehensive and up-to-date hospital and healthcare-related information and insight across the entire healthcare continuum via a multi-tenant software-as-a-service (“SaaS”) platform which combines proprietary and public sources to deliver insights. The Company is headquartered in Framingham, Massachusetts.

In connection with the IPO, the Company completed the following transactions (the “Reorganization Transactions”). Definitive OpCo entered into an amended and restated limited liability company agreement (the “Amended LLC Agreement”) pursuant to which members of Definitive OpCo prior to the IPO who continued to hold limited liability company interests (“LLC Units”) in Definitive OpCo following the consummation of the Reorganization Transactions acquired the right to require Definitive OpCo to redeem all or a portion of their LLC Units for newly issued shares of Class A Common Stock on a one-for-one basis. Until redeemed or exchanged, each LLC Unit is paired with one share of Definitive Healthcare Corp. Class B Common Stock. The total shares of Class B Common Stock outstanding is equal to the number of vested LLC Units outstanding, excluding LLC Units held by the Company. Unvested LLC Units are paired with Class B Common Stock, which are issued but do not have voting rights and are deemed not outstanding until the corresponding LLC Units have vested. Certain entities treated as corporations for U.S. federal income tax purposes that held LLC Units (individually, a “Blocker Company” and collectively, the “Blocker Companies”) each merged with a merger subsidiary of Definitive Healthcare Corp., and subsequently merged into Definitive Healthcare Corp. (the “Mergers”). The former shareholders of the Blocker Companies collectively received a number of shares of Class A Common Stock in the Mergers equal to the number of LLC Units held by the Blocker Companies prior to the Mergers.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with rules applicable to quarterly financial information. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative nongovernmental GAAP as found in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements for these interim periods have been included.

Refer to Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for the Company’s significant accounting policies and estimates.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, revenue recognition, allowance for doubtful accounts, contingencies, valuations, useful lives of intangible assets acquired in business combinations, equity-based compensation, and income taxes. Actual results could differ from those estimates.

Adoption of Recently Issued Financial Accounting Standards

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

Recently Issued Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other accounting standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, we do not believe that the adoption of recently issued standards have had or may have a material impact on our condensed consolidated statements or disclosures.

2. Acquisitions

On December 22, 2021, Definitive Healthcare, LLC (“DH, LLC”), an indirect wholly owned subsidiary of Definitive Healthcare Corp. made a $40.0 million investment in Analytical Wizards Inc. (“AW” or “Analytical Wizards”), a privately held company. Analytical Wizards automates complex analytic models using tools that expedite efficient big data mining through artificial intelligence and machine learning to uncover deep insights. In the transaction the Company purchased Series B Convertible Preferred Stock of AW (“Series B Preferred Stock”), representing 35% ownership of AW, and an option to acquire the remaining 65% ownership (the "Purchase Option") for $65.0 million. As of December 31, 2021, the Company determined it did not have a controlling financial interest in AW at transaction close as the Company did not have the right to control the governing body of AW or have control through other contractual rights. At December 31, 2021, because the Series B Preferred Stock and the Purchase Option did not have readily determinable fair values, the Company elected to apply the measurement alternative and adjust the carrying value of the investments in AW for impairments and observable prices in identical or similar equity securities of AW. The Company paid $40.0 million for the Series B Preferred Stock and Purchase Option, which was allocated on a relative fair value basis such that the Series B Preferred Stock and Purchase Option had carrying values of $32.7 million and $7.3 million at the time of the transaction, respectively. The Series B Preferred Stock was recorded in Investments in equity securities and the Purchase Option was recorded in Other assets in the accompanying condensed consolidated balance sheet as of December 31, 2021.

In February 2022, the Company completed the purchase the remaining 65% of AW’s equity for $65.0 million, net of cash acquired and an estimated working capital adjustment and other customary purchase price adjustments (the “AW acquisition”). The Company’s previously held investment and Purchase Option were remeasured at fair value as of the date the Purchase Option was exercised. The remeasurement had an immaterial impact on the condensed consolidated statements of operations for the three months ended March 31, 2022. The Company has included the financial results of Analytical Wizards in the condensed consolidated financial statements from February 18, 2022, the date of acquisition.

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

The contingent consideration was based on the achievement of certain expense control metrics during the two-year period following the acquisition date, with potential earn-out payouts ranging from $0 to $5.0 million. The Company estimated the fair value of the contingent consideration to be $1.0 million as of February 18, 2022, based on the estimated achievement of the expense control metrics and time to payment. The Company estimated the fair value of the contingent consideration to be $2.3 million at March 31, 2023. The contingent consideration was recorded in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2023. Refer to Note 11. Fair Value Measurements.

The Company finalized the purchase price allocations of the AW acquisition during the first quarter of 2023. Acquisition-date fair values of assets and liabilities pertaining to this business combination have been allocated as follows:

(in thousands)
Purchase price allocation:	Preliminary, as originally reported	Measurement period adjustments	As adjusted
Cash	$2,146	$—	$2,146
Accounts receivable	3,575	(50)	3,525
Prepaid expenses and other current assets	506	341	847
Property and equipment	134	—	134
Intangible assets	46,000	—	46,000
Right-of-use asset, operating leases	832	—	832
Other assets	—	703	703
Accounts payable and accrued expenses	(485)	(543)	(1,028)
Deferred revenue	(3,691)	326	(3,365)
Right-of-use liability, operating leases	(832)	—	(832)
Deferred taxes	(10,345)	67	(10,278)
Other liabilities	(267)	(633)	(900)
Total assets acquired and liabilities assumed	37,573	211	37,784
Goodwill	62,072	(413)	61,659
Purchase price	$99,645	$(202)	$99,443

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

In connection with the acquisition, the Company recognized acquisition related costs of $1.3 million which were recorded within transaction expenses in the accompanying condensed consolidated statements of operations for the year ended December 31, 2022.

During the three months ended March 31, 2022, AW’s post-acquisition revenue and net loss on a standalone basis were not material.

Unaudited Pro Forma Supplementary Data:

(in thousands)	Three Months Ended March 31, 2022
Revenue	$51,601
Net loss	(13,654)

The unaudited pro forma supplementary data presented in the table above shows the effect of the AW acquisitions as if the transaction had occurred on January 1, 2021.

3. Revenue

The Company disaggregates revenue from its arrangements with customers by type of service as it believes these categories best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following table represents a disaggregation of revenue from arrangements with customers for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
(in thousands)	2023	2022
Subscription services	$58,517	$49,769
Professional services	684	355
Total revenue	$59,201	$50,124

The opening and closing balances of the Company’s receivables, deferred contract costs and contract liabilities from contracts with customers are as follows:

(in thousands)	March 31, 2023	December 31, 2022
Accounts receivable, net	$51,801	$58,799
Deferred contract costs, current portion	11,064	10,387
Deferred contract costs, long-term	15,080	14,596
Deferred revenues	105,500	99,928

Deferred Contract Costs

A summary of the activity impacting the deferred contract costs for the three months ended March 31, 2023 and the year ended December 31, 2022 is presented below:

(in thousands)	Three Months Ended March 31, 2023	Twelve Months Ended December 31, 2022
Balance at beginning of period	$24,983	$18,547
Costs amortized	(2,860)	(8,816)
Additional amounts deferred	4,021	15,252
Balance at end of period	26,144	24,983
Classified as:
Current	11,064	10,387
Non-current	15,080	14,596
Total deferred contract costs (deferred commissions)	$26,144	$24,983

Contract Liabilities

A summary of the activity impacting deferred revenue balances during the three months ended March 31, 2023 and for the year ended December 31, 2022 is presented below:

(in thousands)	Three Months Ended March 31, 2023	Twelve Months Ended December 31, 2022
Balance at beginning of period	$99,928	$84,023
Revenue recognized	(59,201)	(222,653)
Additional amounts deferred	64,773	238,558
Balance at end of period	$105,500	$99,928

Remaining Performance Obligations

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize approximately 68% of the revenue within the next year and the remainder thereafter.

The remaining performance obligations consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Current	$180,902	$183,527
Non-current	84,890	93,464
Total	$265,792	$276,991

4. Short-term Investments

Short-term investments classified as available-for-sale consisted of the following:

	March 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
US Treasuries	$73,491	$15	$(78)	$73,428
Agency bonds	3,290	1	—	3,291
Commercial paper	105,554	13	(73)	105,494
Certificates of deposit	36,755	12	(25)	36,742
Total short-term investments	$219,090	$41	$(176)	$218,955

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
US Treasuries	$59,849	$3	$(129)	$59,723
Agency bonds	6,450	4	(2)	6,452
Commercial paper	95,831	29	(123)	95,737
Certificates of deposit	23,034	17	(24)	23,027
Total short-term investments	$185,164	$53	$(278)	$184,939

All short-term investments had stated maturity dates of less than one year.

5. Accounts Receivable

Accounts receivable consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Accounts receivable	$52,926	$59,780
Unbilled receivable	554	881
	53,480	60,661
Less: allowance for doubtful accounts	(1,679)	(1,862)
Accounts receivable, net	$51,801	$58,799

6. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Computers and software	$6,396	$5,924
Furniture and equipment	1,162	1,204
Leasehold improvements	2,161	2,134
	9,719	9,262
Less: accumulated depreciation and amortization	(5,267)	(4,798)
Property and equipment, net	$4,452	$4,464

Depreciation and amortization expense associated with property and equipment was $0.5 million for the three months ended March 31, 2023 and 2022.

7. Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets, as of March 31, 2023 and December 31, 2022, consisted of the following:

	March 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$409,430	$(137,290)	$272,140
Developed technologies	56,975	(27,563)	29,412
Tradenames	35,918	(7,684)	28,234
Database	50,215	(41,706)	8,509
Total finite-lived intangible assets	552,538	(214,243)	338,295
Goodwill	1,323,102	—	1,323,102
Total goodwill and intangible assets	$1,875,640	$(214,243)	$1,661,397

	December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$409,430	$(128,745)	$280,685
Developed technologies	56,965	(25,514)	31,451
Tradenames	35,914	(7,150)	28,764
Database	50,215	(40,393)	9,822
Total finite-lived intangible assets	552,524	(201,802)	350,722
Goodwill	1,323,102	—	1,323,102
Total goodwill and intangible assets	$1,875,626	$(201,802)	$1,673,824

Amortization expense associated with finite-lived intangible assets was $12.4 million and $14.7 million for the three months ended March 31, 2023 and 2022, respectively, of which $3.4 million and $5.4 million was included in cost of revenue for each respective period.

Estimated total intangible amortization expense during the next five years and thereafter is as follows:

(in thousands)
2023, excluding the three months ended March 31, 2023	$37,467
2024	46,925
2025	42,367
2026	34,892
2027	28,559
Thereafter	148,085
Total	$338,295

The Company determined it had one reporting unit. There was no impairment of goodwill in the three months ended March 31, 2023 or 2022.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Payroll and payroll-related	$7,587	$11,961
Tax receivable agreement, current portion	5,203	—
Contingent consideration, current	2,250	—
Sales, franchise, and other taxes	1,982	3,631
Other	3,748	3,156
Accrued expenses and other current liabilities	$20,770	$18,748

On January 12, 2023, the Company announced a restructuring plan intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. During the first quarter of 2023, the Company incurred restructuring and related charges of $2.1 million, consisting primarily of severance payments, employee benefits, and related cash expenses. These charges were recognized within Transaction, integration, and restructuring expenses in the Company’s condensed consolidated statements of operations. As of March 31, 2023, $1.8 million has been paid and the remaining $0.3 million is included in Accrued expenses and other liabilities in the condensed consolidated balance sheets. The Company expects these remaining payments to be made over the next three months. In addition, the Company expects to incur an additional $0.5 million in expense through August 2023 associated with the restructuring plan.

9. Long-Term Debt

Long-term debt consisted of the following as of March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$264,688	$(1,910)	$262,778
Less: current portion of long-term debt			10,313
Long-term debt			$252,465

	December 31, 2022
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$266,406	$(2,047)	$264,359
Less: current portion of long-term debt			8,594
Long-term debt			$255,765

During the three months ended March 31, 2023, the Company repaid $1.7 million in outstanding principal of the 2021 Term Loan.

2021 Credit Agreement

In September 2021, DH Holdings entered into a credit agreement (the "2021 Credit Agreement") with Bank of America, N.A., as administrative agent, the other lenders party thereto and the other parties specified therein. The 2021 Credit Agreement provides for (i) a $275.0 million term loan A facility (the "2021 Term Loan") and (ii) a $75.0 million revolving credit facility (the "2021 Revolving Line of Credit" and, together with the 2021 Term Loan, collectively, the "2021 Credit Facilities"), the proceeds of which were used to repay a portion of the indebtedness outstanding under a previous credit agreement. Both the 2021 Term Loan and the 2021 Revolving Line of Credit mature on September 17, 2026. The 2021 Credit Facilities include customary affirmative, negative, and financial covenants. The 2021 Credit Facilities are guaranteed by all of DH Holdings' wholly owned domestic restricted subsidiaries and AIDH Buyer, LLC, a Delaware limited liability company and the direct parent company of DH Holdings, in each case, subject to customary exceptions, and are secured by a lien on substantially all of the assets of DH Holdings and the guarantors, including a pledge of the equity of DH Holdings, in each case, subject to customary exceptions.

The 2021 Term Loan is subject to annual amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on December 31, 2021 (the "Initial Amortization Date"), equal to approximately 2.5% per annum of the principal amount of the term loans in the first year and second year after the Initial Amortization Date and approximately 5.0% per annum of the principal amount of the term loans in the third year, fourth year, and fifth year after the Initial Amortization Date. A balloon payment of approximately $220.0 million will be due at the maturity of the 2021 Term Loan. There was $264.7 million outstanding on the 2021 Term Loan at March 31, 2023.

DH Holdings is required to pay the lenders under the 2021 Credit Agreement an unused commitment fee of between 0.25% and 0.30% per annum on the undrawn commitments under the 2021 Revolving Line of Credit, depending on the total net leverage ratio, quarterly in arrears. The expense is included in interest expense in the statements of operations. There was no outstanding balance on the 2021 Revolving Line of Credit at March 31, 2023.

For both the 2021 Term Loan and 2021 Revolving Line of Credit, DH Holdings may elect from several interest rate options based on the LIBO Rate or the Base Rate plus an applicable margin. The applicable margin is based on the total leverage ratio beginning in the fiscal year ended December 31, 2022. As of March 31, 2023, the effective interest rate was 6.66%.

On October 31, 2022, the Company amended the 2021 Credit Agreement to replace the LIBO rate with Term SOFR plus an applicable rate.

In connection with the 2021 Credit Agreement, the Company capitalized financing costs totaling $3.5 million, $2.8 million for the 2021 Term Loan facility and $0.8 million for the 2021 Revolving Line of Credit. The financing costs associated with the 2021 Term Loan facility are recorded as a contra-debt balance in Term loan, net of current portion in the condensed consolidated balance sheets and are amortized over the remaining life of the loan using the effective interest method. The financing costs associated with the 2021 Revolving Line of Credit are recorded in Other assets in the condensed consolidated balance sheet are amortized over the life of the arrangement. At March 31, 2023, the unamortized financing costs were $0.5 million.

10. Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to risks from changes in interest rates related to the 2021 Term Loan (See Note 9. Long-Term Debt). The Company uses derivative financial instruments, specifically, interest rate swap contracts, in order to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Our primary objective in holding derivatives is to reduce the volatility of cash flows associated with changes in interest rates. The Company does not enter into derivative transactions for speculative or trading purposes.

Cash Flow Hedges of Interest Rate Risk

The Company entered into two interest rate swap agreements, effective on March 31, 2022. Until October 31, 2022, the counterparties to each of the agreements paid the Company interest at a floating rate on the notional amounts based on the one-month USD-LIBOR swap rate. On October 31, 2022, in conjunction with the amendment to the 2021 Credit Agreement (See Note 9. Long-Term Debt), the Company amended the two interest rate swap agreements to replace the LIBO rate with Term SOFR. As a result, subsequent to October 31, 2022, the counterparties paid and will continue to pay interest at a floating rate based on Term SOFR.

As of March 31, 2023, the two outstanding interest rate swap agreements each had a notional value of $66.2 million with fixed interest rates of 1.909% and 1.9065%. Interest payments under the swaps are made monthly on a net settlement basis. The Company has not recorded any amounts due to ineffectiveness for the period ended March 31, 2023. The notional value of each interest rate swap agreement is expected to match the corresponding principal amount of a portion of our borrowings under the 2021 Term Loan. The swap agreements mature on March 31, 2025.

The derivative interest rate swaps are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in accumulated other comprehensive income (“AOCI”) on our consolidated balance sheets and reclassified to interest expense, net, when the underlying transaction has an impact on earnings. The Company expects to recognize approximately $3.5 million of net pre-tax gains from accumulated other comprehensive income as a reduction of interest expense in the next twelve months associated with its interest rate swaps. The Company recognizes derivative instruments and hedging activities on a gross basis as either assets or liabilities on the Company’s consolidated balance sheets and measures them at fair value. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions.

The fair values of the interest rate swaps and their respective locations in our condensed consolidated balance sheets at March 31, 2023 and December 31, 2022 were as follows:

(in thousands)
Description	Balance Sheet Location	March 31, 2023	December 31, 2022
Short-term derivative asset	Prepaid expenses and other current assets	$3,460	$3,716
Long-term derivative asset	Other assets	1,735	2,834

11. Fair Value Measurements

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

The Company’s financial assets and liabilities subject to the three-level fair value hierarchy consist principally of cash and equivalents, short-term investments, accounts receivable, accounts payable, long-term and short-term debt, and contingent consideration payable. The estimated fair value of cash included in cash and cash equivalents, accounts receivable, and accounts payable approximates their carrying value due to due to their short maturities (less than 12 months).

Debt

The Company’s short- and long-term debt are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The carrying values and estimated fair values of the Company’s short- and long-term debt approximate their carrying values as of March 31, 2023 and December 31, 2022, based on interest rates currently available to the Company for similar borrowings.

Money market funds (included in cash and cash equivalents)

Money market funds are recorded at fair value using quoted market prices in active markets and are classified as Level 1 in the fair value hierarchy.

Short-term investments

The Company estimates the fair values of investments in U.S. treasuries, agency bond securities, commercial paper, and certificates of deposit using level 2 inputs, taking into consideration valuations obtained from a third-party pricing service. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, market yield curves, benchmark securities, prepayment/default projections based on historical data, and other observable inputs.

Derivative financial instruments

Currently, the Company uses interest rate swaps to manage interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities.

To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of its derivatives held as of March 31, 2023 and December 31, 2022 were classified as Level 2 in the fair value hierarchy.

Contingent consideration

The deferred consideration that resulted from the acquisition of Analytical Wizards in the first quarter of 2022, which is subject to the meeting of certain expense control metrics during the two-year period following the acquisition, is measured at fair value on a recurring basis. The fair value was estimated based on the present value of the amount expected to be paid at the end of the measurement period. At March 31, 2023, the fair value of the contingent consideration was estimated to be $2.3 million and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet.

Earnout liabilities are classified within Level 3 in the fair value hierarchy because the methodology used to develop the estimated fair value includes significant unobservable inputs reflecting management’s own assumptions. The table below presents a reconciliation of earnout liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	March 31, 2023	December 31, 2022
Balance at beginning of period	$2,250	$7,500
Additions	—	1,000
Net change in fair value and other adjustments	—	1,250
Payments	—	(7,500)
Balance at end of period	$2,250	$2,250

Non-recurring fair value measurements

Certain assets and liabilities, including property, plant, and equipment, lease right-of-use assets, goodwill, and other intangible assets, are measured at fair value on a non-recurring basis. These assets are remeasured when the derived fair value is below the carrying value on the Company’s condensed consolidated balance sheet. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. When impairment has occurred, the Company measures the required charges and adjusts the carrying value as discussed in Note 2. Summary of Significant Accounting Policies of the notes to the consolidated financial statements in the Company’s 2022 Form 10-K.

At March 31, 2023 and December 31, 2022, assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$17,727	$17,727	$—	$—
Commercial paper (maturities less than 90 days)	4,997	—	4,997	—
Short-term investments:
U.S. Treasuries	73,428	—	73,428	—
Agency bonds	3,291	—	3,291	—
Commercial paper	105,494	—	105,494	—
Certificates of deposit	36,742	—	36,742	—
Prepaid expenses and other current assets:
Interest rate swap contracts	3,460	—	3,460	—
Other assets:
Interest rate swap contracts	1,735	—	1,735	—
Liabilities:
Accrued expenses and other current liabilities:
Contingent consideration	2,250	—	—	2,250

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$39,523	$39,523	$—	$—
Commercial paper (maturities less than 90 days)	2,276	—	2,276	—
Certificates of deposit (maturities less than 90 days)	1,549	—	1,549	—
Agency bonds (maturities less than 90 days)	768	—	768	—
Short-term investments:
U.S. Treasuries	59,723	—	59,723	—
Agency bonds	6,452	—	6,452	—
Commercial paper	95,737	—	95,737	—
Certificates of deposit	23,027	—	23,027	—
Prepaid expenses and other current assets:
Interest rate swap contracts	3,716	—	3,716	—
Other assets:
Interest rate swap contracts	2,834	—	2,834	—
Liabilities:
Other long-term liabilities:
Contingent consideration	2,250	—	—	2,250

At March 31, 2023 and December 31, 2022, except for the contingent consideration noted above, the estimated fair values of all of the Company’s financial assets and liabilities subject to the three-level fair value hierarchy approximated their carrying values due to their short-term maturities (less than 12 months).

12. Noncontrolling Interest

Definitive Healthcare Corp. operates and controls all of the business and affairs of Definitive OpCo, and through Definitive OpCo and its subsidiaries, conducts its business. Accordingly, Definitive Healthcare Corp. consolidates the financial results of Definitive OpCo, and reports the noncontrolling interests of its consolidated subsidiaries on its condensed consolidated financial statements based on the LLC Units held by Continuing Pre-IPO LLC Members other than Definitive Healthcare Corp. Changes in Definitive Healthcare Corp.'s ownership interest in its consolidated subsidiaries are accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Units by such Continuing Pre-IPO LLC Members will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interests and increase or decrease additional paid-in capital in the Company’s Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2023, 4,771,545 LLC Units held by Continuing Pre-IPO LLC Members were exchanged for shares of Class A Common Stock of Definitive Healthcare Corp. pursuant to the terms of the Amended LLC Agreement. In addition, 380,676 restricted stock units vested and 127,829 shares were withheld to cover withholding tax obligations, resulting in the net issuance of 252,847 shares of Class A Common Stock of Definitive Healthcare Corp., for which LLC Units were issued on a one-for-one basis pursuant to the Definitive OpCo second amended and restated limited liability company agreement entered into in connection with the IPO.

As of March 31, 2023 and December 31, 2022, Definitive Healthcare Corp. held ownership interests in Definitive OpCo of 71.4% and 68.2%, respectively, and noncontrolling interests of 28.6% and 31.8%, respectively.

13. Accumulated Other Comprehensive Income

The following table summarize the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31, 2023
(in thousands)	Unrealized Gains on Cash Flow Hedges	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$4,307	$(135)	$(504)	$3,668
Other comprehensive (loss) income before reclassifications	(344)	62	14	(268)
Amounts reclassified from AOCI	(607)	—	—	(607)
Ending balance	$3,356	$(73)	$(490)	$2,793

	Three months ended March 31, 2022
(in thousands)	Unrealized Gains on Cash Flow Hedges	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$—	$—	$62	$62
Other comprehensive income (loss) before reclassifications	1,049	(197)	4	856
Ending balance	$1,049	$(197)	$66	$918

14. Equity-Based Compensation

The Company recognizes equity-based compensation expense associated with awards granted under equity incentive plans. Equity-based compensation expense is allocated to all departments based on the recipients of the compensation. A summary of the expense by line item in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively, is provided in the following table.

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost of revenue	$258	$232
Sales and marketing	2,649	3,746
Product development	3,011	1,289
General and administrative	5,210	1,605
Total compensation expense	$11,128	$6,872

15. Income Taxes

During the three months ended March 31, 2023, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s scheduled reversal of deferred tax liabilities and cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

As of March 31, 2023, the Company has recorded a net deferred tax liability of $78.2 million. The net deferred tax liability reflects a valuation allowance against deferred tax assets that are more likely than not to not be realized as well as reversing taxable temporary differences that will not provide a source of taxable income due to attribute limitation rules.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of March 31, 2023 and December 31, 2022, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

The Company's effective tax rate was 4.4% and (0.7%) for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance recorded, foreign tax rates that differ from the U.S. statutory tax rate, and partnership income that is not taxed.

As described above, the Company has a valuation allowance as it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. The income of the Company’s subsidiaries is generally subject to corporate-level taxation, and certain of these subsidiaries have a valuation allowance whereas others do not. The effective tax rates for each period generally arise from the tax provisions for Company subsidiaries without valuation allowances, and the impact of any revaluation of deferred taxes arising from changes in the states effective tax rates. Such revaluations are caused by changes in state apportionment factors arising from fluctuations in the mix of sales, property and payroll by state, certain state tax rate changes and certain state tax incentives.

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

In connection with the IPO, the Company entered into a Tax Receivable Agreement ("TRA") among Definitive Healthcare Corp., Definitive OpCo, and the TRA Parties and has recorded a liability under the TRA of $166.9 million and $156.3 million as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company recognized a TRA remeasurement loss of $3.6 million and $0.2 million within Other expense, net in the Company’s condensed consolidated statements of operations. Under the TRA, the Company generally will be required to pay to the TRA Parties 85% of the amount of cash savings, if any, in U.S. federal, state, or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax basis adjustments resulting from (a) acquisitions by the Company of LLC Units from pre-IPO holders in connection with the IPO, and (b) subsequent redemptions or exchanges of LLC Units by holders for Class A Common Stock or other consideration, (ii) certain tax attributes acquired by the Company from the Blocker Companies in the Reorganization Transactions, and (iii) certain payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(in thousands)	2023	2022
Numerator:
Net loss	$(15,600)	$(13,057)
Less: Net loss attributable to noncontrolling interests	(3,783)	(4,433)
Net loss attributable to Definitive Healthcare Corp.	$(11,817)	$(8,624)

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock for the three months ended March 31, 2023 and 2022 (per share amounts unaudited).

	Three Months Ended March 31,
(in thousands, except number of shares and per share amounts)	2023	2022
Basic net loss per share attributable to common stockholders
Numerator:
Allocation of net loss attributable to Definitive Healthcare Corp.	$(11,817)	$(8,624)
Denominator:
Weighted average number of shares of Class A Common Stock outstanding	108,234,043	97,158,823
Net loss per share, basic and diluted	$(0.11)	$(0.09)

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

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the period presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Definitive OpCo LLC Units (vested and unvested)	45,626,933	57,666,776
Restricted Stock Units	6,211,625	3,098,264

17. Related Parties

The Company has engaged in revenue transactions within the ordinary course of business with entities affiliated with its private equity sponsors and with members of the Company’s board of directors. During each of the three months ended March 31, 2023 and 2022 the Company recorded revenue from related parties of $0.4 million and $0.2 million, respectively. Receivables for related party revenue transactions amounted to $0.2 million and $0.8 million at March 31, 2023 and December 31, 2022, respectively.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report and with our audited Consolidated Financial Statements, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2023.

As discussed in “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part II, Item 1A in this Quarterly Report and in Part I, Item 1A of our 2022 Form 10-K.

Overview

Definitive Healthcare is a leading provider of healthcare commercial intelligence. Our solutions provide accurate and comprehensive information on healthcare providers and their activities to help our customers optimize everything from product development to go-to-market planning and sales and marketing execution. Delivered through our software as a service (“SaaS”) platform, our intelligence has become important to the commercial success of our over 3,000 customers as of March 31, 2023. We generally define a customer as a company that maintains one or more active paid subscriptions to our platform.

Our customers include biopharmaceutical and medical device companies, healthcare information technology companies, healthcare providers, and other diversified companies, such as staffing firms, commercial real estate firms, financial institutions, and other organizations seeking commercial success in the attractive but complex healthcare ecosystem. Within these organizations, our platform is leveraged by a broad set of functional groups, including sales, marketing, clinical research & product development, strategy, talent acquisition, and physician network management. We offer access to our platform on a subscription basis, and we generate substantially all of our revenue from subscription fees.

We were founded in 2011 by our Executive Chairman, Jason Krantz. Mr. Krantz founded the company to provide healthcare commercial intelligence that enables companies that compete within or sell into the healthcare ecosystem to make better, informed decisions and be more successful. Over time, we have expanded our platform with new intelligence modules, innovative analytics, workflow capabilities, and additional data sources.

Any company selling or competing within the healthcare ecosystem is a potential customer for us and contributes to our estimated current total addressable market of over $10 billion. In total, we have identified more than 100,000 potential customers that we believe could benefit from our platform.

Recent Developments

Restructuring event

On January 12, 2023, we announced a restructuring plan intended to reduce operating costs, improve operating margins, and continue advancing our ongoing commitment to profitable growth. During the first quarter of 2023, we incurred restructuring and related charges of $2.1 million, consisting primarily of severance payments, employee benefits, and related cash expenses. These charges were recognized within Transaction, integration, and restructuring expenses in our condensed consolidated statements of operations during the first quarter of 2023. We expect to incur an additional $0.5 million of expense through August 2023 associated with the restructuring plan.

Macroeconomic Conditions

As a corporation with a global footprint, we are subject to risks and exposures caused by significant events and their macroeconomic impacts, including, but not limited to, the COVID-19 pandemic, the Russia-Ukraine war, global geopolitical tension, and more recently, rising inflation and interest rates, volatility in the capital markets, liquidity concerns at, and failures of, banks and other financial institutions, and related market uncertainty. We continuously monitor the direct and indirect impacts, and the potential for future impacts, of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. While our revenue and earnings have historically been relatively predictable as a result of our subscription-based business model, the potential implications of these macroeconomic events on our business, results of operations, and overall financial position, particularly in the long term, introduce additional uncertainty.

Our current and prospective customers and their business spendings are impacted by worsening macroeconomic conditions to varying degrees and as a result, in some cases we are observing deal cycles lengthen for new and existing customers, in part as a result of more stringent approval processes, as well as a significant number of deferred purchasing decisions. We are also experiencing heightened customer churn. These trends have been particularly pronounced in the life science and provider markets. We expect this will impact our growth unless macroeconomic conditions improve. We are continuing to evaluate these and other past and potential future direct and indirect impacts on our business and results of operations.

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depend on many factors, including the following:

Acquiring New Customers

We plan to continue to organically grow the number of customers that use our platform by increasing demand for our platform and penetrating our addressable market. Our results of operations and growth prospects will depend, in part, on our ability to attract new customers. We intend to drive new customer acquisition with our efficient go-to-market engine by continuing to invest in our sales and marketing efforts and developing new use cases for our platform. Enterprise Customers represent the majority of our ARR and are a key focus of our go-to-market programs. As of March 31, 2023 and December 31, 2022, we had over 3,000 customers. Our total customer and Enterprise Customer counts decreased slightly over the course of the quarter, reflecting the impact of macroeconomic conditions on our prospective customers. We have identified more than 100,000 potential customers across the healthcare ecosystem that we believe could benefit from our platform. Our ability to attract and acquire new customers is dependent on the strength of our platform and effectiveness of our go-to-market strategy, as well as macroeconomic factors and their impact on our potential customers’ business spending.

Expanding Relationships with Existing Customers

We believe there is a significant opportunity to generate additional revenue from our existing customer base of over 3,000 customers as of March 31, 2023.

Our customers have historically increased their spending by adding intelligence modules and expanding use-cases across departments. Our customers are typically assigned to one of our vertically-focused teams, which is responsible for driving usage and increasing adoption of the platform, identifying expansion opportunities, and driving customer renewals. Real-time input from these customer centric teams feeds directly into our product innovation teams, enhancing the development of new intelligence modules. We believe this feedback loop and our ability to innovate creates significant opportunities for continual existing customer expansion. Our ability to generate additional revenue from existing customers is also subject to such existing customers’ business spending trends and the impact of macroeconomic conditions thereon.

Our success in expanding usage of our platform with our existing customers is demonstrated by our NDR, which is further described below.

Continuing to Innovate and Expand Our Platform

The growth of our business is driven in part by our ability to apply our deep healthcare domain expertise to innovate and expand our platform. We have continually created new products since our founding in 2011. We plan to continue to invest significantly into our engineering and research and development efforts to enhance our capabilities and functionality and facilitate the expansion of our platform to new use cases and customers. In addition, we work to continuously release updates and new features. While we are primarily focused on organic investments to drive innovation, we will also evaluate strategic acquisitions and investments that further expand our platform.

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

We view Adjusted Gross Profit, Adjusted Gross Margin, Adjusted EBITDA, and Adjusted EBITDA Margin as operating performance measures. As such, we believe the most directly comparable GAAP financial measures to Adjusted Gross Profit and Adjusted Gross Margin are GAAP Gross Profit and GAAP Gross Margin, and the most directly comparable GAAP financial measure to Adjusted EBITDA and Adjusted EBITDA Margin is GAAP net loss.

Non-GAAP measures are supplemental financial measures of our performance and should not be considered substitutes for net loss, gross profit, or any other measure derived in accordance with GAAP. This information should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. There are limitations to these non-GAAP financial measures because they are not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies due to potential differences in methods of calculation and items or events being adjusted. In addition, other companies may use different measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP.

Adjusted Gross Profit and Adjusted Gross Margin

We define Adjusted Gross Profit as revenue less cost of revenue, excluding acquisition-related depreciation and amortization, and stock-based compensation costs. Adjusted Gross Profit differs from Gross Profit, in that Gross Profit includes the impact of acquisition-related depreciation and amortization expense and stock-based compensation. We exclude acquisition-related depreciation and amortization expense as they have no direct correlation to the cost of operating our business on an ongoing basis. Gross Margin is defined as Gross Profit as a percentage of revenue and Adjusted Gross Margin is defined as Adjusted Gross Profit as a percentage of revenue. These are key metrics used by management and our board of directors to assess our operations.

The following table presents a reconciliation of Gross Profit and Gross Margin to Adjusted Gross Profit and Adjusted Gross Margin for the periods presented:

	Three Months Ended March 31,
	2023		2022
(in thousands)	Amount	% of Revenue	Amount	% of Revenue
Reported gross profit and margin	$47,295	80%	$38,796	77%
Amortization of intangible assets acquired through business combinations	2,290	4%	5,102	10%
Equity compensation costs	258	—	232	—
Adjusted gross profit and margin	$49,843	84%	$44,130	88%

Adjusted EBITDA and Adjusted EBITDA Margin

We present “Adjusted EBITDA” as a measure of our operating performance. EBITDA is defined as earnings before (i) debt-related costs, including interest expense and loss from extinguishment of debt, (ii) interest income, (iii) provision for taxes, and (iv) depreciation and amortization. Management further adjusts EBITDA in its presentation of Adjusted EBITDA to exclude (i) other (income) expense, (ii) equity-based compensation, (iii) acquisition, integration, and restructuring expenses, and (iv) other non-recurring and one-time expenses. We exclude these items because they are by nature non-cash, non-recurring, and/or unrelated to our core operations, and therefore we do not believe them to be representative of ongoing operational performance. Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of revenue. Adjusted EBITDA and Adjusted EBITDA Margin are key metrics used by management and our board of directors to assess the profitability of our operations. We believe these metrics provide useful measures to investors to assess our operating performance and in measuring the profitability of our operations on a consolidated level.

The following table presents a reconciliation of Net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net loss	$(15,600)	$(13,057)
Interest expense, net	780	1,884
Benefit from (provision for) income taxes	(710)	87
Depreciation & amortization	12,944	15,252
EBITDA	(2,586)	4,166
Other expense, net (a)	3,698	101
Equity-based compensation (b)	11,128	6,872
Transaction, integration, and restructuring expenses (c)	2,590	1,310
Other non-recurring items (d)	837	1,596
Adjusted EBITDA	$15,667	$14,045
Revenue	$59,201	$50,124
Adjusted EBITDA Margin	26%	28%

(a)
Primarily represents foreign exchange and Tax Receivable Agreement (“TRA”) liability remeasurement gains and losses.
(b)
Equity-based compensation represents non-cash compensation expense recognized in association with equity awards made to employees and directors.
(c)
Transaction and integration expenses primarily represent legal, accounting, and consulting expenses and fair value adjustments for contingent consideration related to our acquisitions. Restructuring expenses relate to our restructuring plan announced in the first quarter of 2023 and impairment and restructuring charges related to office relocations.
(d)
Non-recurring items represent expenses that are typically by nature one-time, non-operational, and unrelated to our core operations. These expenses are comprised primarily of professional fees related to financing, capital structure changes, and other non-recurring set-up costs related to public company operations.

Key Metrics

We monitor the following key metrics to help us evaluate our business performance, identify financial trends, formulate business plans, and make strategic operational decisions.

Net Dollar Retention Rate ("NDR")

We believe the growth in use of our platform by our existing customers is an important measure of the health of our business and our future growth prospects. We evaluate and report on our NDR on an annual basis to measure this growth. We define NDR as the percentage of ARR retained from existing customers across a defined period, after accounting for upsell, down-sell, pricing changes, and churn. We calculate NDR as beginning ARR for a period, plus (i) expansion ARR (including, but not limited to, upsell and pricing increases), less (ii) churn (including, but not limited to, non-renewals, and contractions), divided by (iii) beginning ARR for a period.

Unfavorable macroeconomic challenges are elongating deal cycles as customers implement more stringent approval processes or delay spending decisions, which impacts revenue from our existing customers, including upsells. We have also experienced a significant number of deferred purchasing decisions and heightened customer churn, particularly in the life science and provider markets. As a result, we expect our NDR rates for 2023 to be reduced slightly relative to year end 2022 unless macroeconomic conditions improve.

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

Our cRPO will continue to be impacted by macroenvironment challenges, which have resulted in elongating deal cycles as customers implement more stringent approval processes or push out final decisions to later periods. We have also observed cancelations due to the impacts of such challenges on the financial condition of our customers, particularly in the life science and provider markets. We expect this trend to reduce our revenue growth rate for 2023 relative to 2022.

The following table presents cRPO as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Current	$180,902	$183,527
Non-current	84,890	93,464
Total	$265,792	$276,991

Impact of Acquisitions

We seek to enhance our platform, data and business through internal development and through acquisitions of and investments in businesses that broaden and strengthen our platform. In February 2022, we completed our acquisition of Analytical Wizards. This acquisition further strengthens our data platform and our business. Acquisitions can result in transaction costs, amortization expenses and other adjustments as purchase accounting requires that all assets acquired and liabilities assumed be recorded at fair value on the acquisition date. Refer to Note 2. Acquisitions in the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

Components of our Results of Operations

Revenue

For the three months ended March 31, 2023, we derived approximately 99% of our revenue from subscription services and the remainder from professional services. Our subscription services consist primarily of subscription fees for access to our platform. Our subscription contracts typically have a term ranging from 1 to 3 years and are non-cancellable. We typically bill for services in advance annually, and we typically require payment at the beginning of each annual period. Our subscription revenue is recognized ratably over the contract term. Our professional services revenue typically is derived from non-recurring consulting services which are generally capable of being distinct and can be accounted for as separate performance obligations. Revenue related to these professional services is recognized at the time the services are performed.

Because of the macroenvironment challenges described above, we expect a reduction in our revenue growth rate for 2023 relative to 2022.

Cost of Revenue

Cost of Revenue. Cost of revenue, excluding amortization of acquired technology and data, consists of direct expenses related to the support and operations of our SaaS platform, such as data and infrastructure costs, personnel costs for our professional services, customer support, and data research teams, such as salaries, bonuses, stock-based compensation, and other employee-related benefits, as well as allocated overheads. We anticipate that we will continue to invest in cost of revenue and that cost of revenue as a percentage of revenue will modestly increase as we add to our existing intelligence modules and invest in new products and data sources. Cost of data is included in the cost of revenue and is a fundamental driver of innovation.

Amortization. Includes amortization expense for technology and data acquired in business combinations and asset purchase agreements. We anticipate that amortization will only increase if we make additional acquisitions in the future.

At the beginning of 2023, additional third-party data sources were rolled out to our customers, which resulted in an increase of cost of revenue.

Gross Profit

Gross profit is revenue less cost of revenue, and gross margin is gross profit as a percentage of revenue. Gross profit and gross margin have been and will continue to be affected by various factors, including the costs associated with third-party data and third-party hosting services, leveraging economies of scale, and the extent to which we introduce new intelligence modules, features, or functionality, or expand our customer support and service organizations, hire additional personnel, or complete additional acquisitions. We expect that our gross profit and gross margin will fluctuate from period to period depending on the interplay of these various factors.

While we expect our overall gross profit to increase for 2023 due to anticipated revenue growth, our gross margin is expected to modestly decrease due to the expansion of data sources as described above.

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

Sales and marketing. Sales and marketing expenses primarily consist of personnel costs such as salaries, bonuses, sales commissions, stock-based compensation, and other employee-related benefits for our sales and marketing teams, as well as non-personnel costs including overhead costs, technology, and marketing costs. While we have slowed hiring in response to macroeconomic conditions, and expect to maintain slower levels until macroeconomic conditions improve, we continue to hire additional sales and marketing personnel, enhance our digital marketing infrastructure, and invest in marketing programs targeting our major vertical markets.

Product development. Product development expenses primarily consist of personnel costs such as salaries, bonuses, stock-based compensation, and other employee-related benefits for our engineering, data science, and product teams, as well as non-personnel costs including overhead costs. We believe that our core technologies and ongoing innovation represent a significant competitive advantage for us, and we continue to invest in systems optimization and module improvements for our customers, enhance our software development team and invest in automation and artificial intelligence to drive higher quality data and deeper insights.

General and administrative. General and administrative expenses primarily consist of personnel costs such as salaries, bonuses, stock-based compensation, and other employee-related benefits for our executive, finance, legal, human resources, IT and operations, and administrative teams, as well as non-personnel costs including overhead costs, professional fees, and other corporate expenses. We have slowed hiring in response to macroeconomic conditions and do not expect to increase it until macroeconomic conditions improve.

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

Transaction, integration, and restructuring expenses. Transaction, integration, and restructuring expenses are costs directly associated with various acquisition and integration activities we have undertaken, primarily accounting and legal due diligence, and consulting and advisory fees, as well as expenses related to our restructuring plan announced in the first quarter of 2023 and our office relocations.

Other Expense, Net

Other expense, net consists primarily of interest expense, interest income, and other expense, net.

Interest expense consists of interest expense on our debt obligations and the amortization of debt discounts and debt issuance costs. We expect, as a result of recently rising interest rates, that interest expense will increase for 2023 over prior periods for the unhedged portion of our outstanding debt while interest rate swap agreements will keep the hedged portion of outstanding debt fixed.

Interest income consists of earnings resulting from our short-term investments.

Other income (expense), net consists primarily of the revaluation of tax receivable agreement liabilities and realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency. Significant changes in the projected liability resulting from the tax receivable agreement may occur based on changes in anticipated future taxable income, changes in applicable tax rates, or other changes in tax attributes that may occur and could affect the expected future tax benefits to be received by us. We do not have significant exposure to foreign exchange volatility and do not anticipate foreign currency transaction gains or losses to materially impact our results of operations.

Results of Operations

The following table sets forth a summary of our condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue	$59,201	$50,124
Cost of revenue:
Cost of revenue exclusive of amortization	8,552	5,950
Amortization	3,354	5,378
Total cost of revenue	11,906	11,328
Gross profit	47,295	38,796
Operating expenses:
Sales and marketing	23,423	21,293
Product development	9,884	6,850
General and administrative	13,640	10,454
Depreciation and amortization	9,590	9,874
Transaction, integration, and restructuring expenses	2,590	1,310
Total operating expenses	59,127	49,781
Loss from operations	(11,832)	(10,985)
Total other expense, net	(4,478)	(1,985)
Net loss before income taxes	(16,310)	(12,970)
Benefit from (provision for) income taxes	710	(87)
Net loss	(15,600)	(13,057)
Less: Net loss attributable to noncontrolling interests	(3,783)	(4,433)
Net loss attributable to Definitive Healthcare Corp.	$(11,817)	$(8,624)

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

Revenue

Revenue increased $9.1 million, or 18%, in the three months ended March 31, 2023 compared with the same period in the prior year, driven primarily by higher subscription revenue of $8.8 million and higher professional service revenue of $0.3 million. Increases from the organic addition of new customers in the amount of $8.2 million and the acquisition of Analytical Wizards in February 2022 in the amount of $1.3 million were partially offset by a $0.4 million reduction in revenue from customers that existed as of the end of the prior year.

Cost of Revenue

Cost of revenue increased $0.6 million, or 5%, in the three months ended March 31, 2023 compared with the same period in the prior year. Expanded customer usage of our platform and the rollout of additional third-party data sources to our customers at the beginning of 2023 increased hosting fees and data subscription costs by $2.0 million. In addition, employee costs increased by $0.6 million due to expansion of customer support and professional service roles, primarily resulting from the acquisition of Analytical Wizards in February 2022. These increases were partially offset by a $2.0 million reduction in amortization, primarily due to a substantial acquired data asset reaching the end of its economic life in July 2022.

Operating Expenses

Operating expenses increased $9.3 million, or 19%, during the three months ended March 31, 2023 compared with the same period in the prior year. While inflation has generally contributed to rising vendor and labor costs, we believe the increase to operating expenses was primarily due to:

•
An increase in sales and marketing expense of $2.1 million for the three months ended March 31, 2023, due primarily to increased personnel costs resulting from additional hiring, partially offset by decreases in stock-based compensation expense due to key role transitions;
•
An increase in product development expense of $3.0 million for the three months ended March 31, 2023, due primarily to increases in stock-based compensation expense and increased personnel costs resulting from additional hiring;
•
An increase in general and administrative expense of $3.2 million for the three months ended March 31, 2023, due primarily to increases in stock-based compensation expense from new equity grants and key role transitions over the past year, partially offset by savings from franchise taxes, rent and facility costs due to prior year office closures, and reduced professional fees;
•
An increase in transaction, integration and restructuring expenses of $1.3 million for the three months ended March 31, 2023, due primarily to our restructuring plan announced on January 12, 2023 partially offset by reduced transaction and integration costs from the February 2022 acquisition of Analytical Wizards.

Other Expense, Net

Total other expense, net was $4.5 million for the three months ended March 31, 2023 compared to total other expense, net of $2.0 million in the same period in the prior year. The overall increase was primarily attributed to a $3.6 million increase in other expense, net, primarily due to a TRA liability remeasurement loss driven by future realizability of tax attributes payable under the TRA, and a $1.7 million increase in interest expense due to rising interest rates from our debt obligations, partially offset by a $2.8 million increase in interest income earned from our short-term investments.

Liquidity and Capital Resources

Overview

As of March 31, 2023, we had $125.0 million of cash and cash equivalents, $219.0 million of short-term investments, and $75.0 million available under our revolving credit facility. Our principal sources of liquidity are cash and cash equivalents and short-term investments on hand, primarily from our IPO and follow-on offerings, as well as the cash flows we generate from operations. Our principal uses of liquidity have been primarily for investment in long-term growth of the business through capital expenditures and acquisitions, as well as debt services and distributions to members of Definitive OpCo.

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

Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. See “Risk Factors” in our 2022 Form 10-K and the factors described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Macroeconomic conditions, including rising inflation and a potential recession, could increase our anticipated funding requirements. In the event we need to seek additional funding, rising interest rates, stock market volatility, or other unfavorable macroeconomic conditions may also prevent us from obtaining additional financing on favorable terms or at all. Moreover, the recent closures of Silicon Valley Bank and Signature Bank have resulted in broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages that could impact us and our customers, and materially harm our business and financial condition. Our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds could be threatened and our ability to raise additional capital could be substantially impaired, any of which could materially and adversely affect our business and financial condition. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. In addition, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell or issue additional equity to finance such acquisitions, which could possibly result in additional expenses or dilution.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash provided by (used in):
Operating activities	$14,957	$13,633
Investing activities	(33,470)	(166,852)
Financing activities	(3,525)	(4,376)
Change in cash and cash equivalents (excluding effect of exchange rate changes)	$(22,038)	$(157,595)

Cash Flows provided by Operating Activities

Net cash provided by operating activities was $15.0 million during the three months ended March 31, 2023, primarily as a result of a net loss of $15.6 million, offset by non-cash charges of $30.1 million. The non-cash charges were primarily comprised of amortization of intangible assets of $12.4 million, equity compensation costs of $11.1 million, a loss on remeasurement of the TRA of $3.6 million, and amortization of deferred contract costs of $2.9 million. The net increase in operating assets and liabilities of $0.4 million was primarily the result of a decrease in accounts receivable of $7.0 million and an increase in deferred revenue of $5.6 million due to the time of billings and cash received in advance of revenue recognition for subscription services. These factors were almost entirely offset by lower accounts payable, accrued expenses, and other current liabilities, collectively, of $4.3 million, the result of cash outflows resulting from an increase in deferred contract costs of $4.0 million, and an increase in prepaid expense and other assets of $3.8 million.

Cash Flows used in Investing Activities

Cash used in investing activities during the three months ended March 31, 2023 was $33.5 million, driven primarily by $90.3 million in purchases of short-term investments, partially offset by $58.1 million in maturities of short-term investments.

Cash Flows used in Financing Activities

Cash used in financing activities during the three months ended March 31, 2023 was $3.5 million, primarily driven repayments of the 2021 Term Loan (as defined below) of $1.7 million and taxes paid related to the net share settlement of equity awards of $1.5 million.

Refer to Debt Obligations for additional information related to our debt obligations.

Debt Obligations

On September 17, 2021, DH Holdings entered into the 2021 Credit Agreement, providing for (i) a $275.0 million term loan A facility (the “2021 Term Loan”) and (ii) a $75.0 million revolving credit facility (the “2021 Revolving Line of Credit”). The 2021 Term Loan of $275.0 million has a maturity date of September 17, 2026. The 2021 Term Loan was recorded net of $3.5 million in issuance costs, which are amortized to interest expense over the term of the loan using the effective interest method.

The 2021 Term Loan is subject to annual amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on the Initial Amortization Date, equal to approximately 2.5% per annum of the principal amount of the term loans in the first year and second year after the Initial Amortization Date and approximately 5.0% per annum of the principal amount of the term loans in the third year, fourth year, and fifth year after the Initial Amortization Date. A balloon payment of approximately $220.0 million will be due at maturity. There was $264.7 million outstanding on the 2021 Term Loan at March 31, 2023.

The 2021 Revolving Line of Credit is committed for $75.0 million and has a maturity date of September 17, 2026. There was no outstanding balance as of March 31, 2023. On October 31, 2022, the Company amended the 2021 Credit Agreement to replace the LIBO rate with Term SOFR plus an applicable rate.

The 2021 Credit Agreement includes certain financial covenants, and the Company was compliant with its financial covenants under the 2021 Credit Agreement as of March 31, 2023 and December 31, 2022.

Tax Receivable Agreement

In connection with the Reorganization Transactions and the IPO, the Company entered into the TRA with certain of our pre- IPO unitholders and the former shareholders of certain Blocker Companies. The TRA provides for the payment by Definitive Healthcare Corp. of 85% of the amount of any tax benefits that it actually realizes, or in some cases is deemed to realize, as a result of (i) certain tax attributes that it acquired from the Blocker Companies in the Reorganization Transactions (including net operating losses and the unamortized portion of the increase in tax basis in the tangible and intangible assets of Definitive OpCo and its subsidiaries resulting from the prior acquisitions of interests in Definitive OpCo by the Blocker Companies), (ii) certain tax basis adjustments resulting from the acquisition of LLC Units by Definitive Healthcare Corp., and (iii) certain payments made under the TRA.

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

We expect that as a result of the size of the anticipated tax basis adjustment of the tangible and intangible assets of Definitive OpCo upon the exchange or redemption of LLC Units and our possible utilization of certain tax attributes, the payments that Definitive Healthcare Corp. may make under the TRA will be substantial. The payments under the TRA are not conditioned upon continued ownership of us by the exchanging holders of LLC Units. See Note 15. Income Taxes in our unaudited condensed consolidated financial statements.

Capital Expenditures

Capital expenditures increased by $0.5 million to $1.3 million for the three months ended March 31, 2023 compared to $0.8 million for the same period in the prior year, primarily due to the acquisition of new data sources.

Critical Accounting Policies and Estimates

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates including business combinations, goodwill and indefinite-lived intangible assets, and income taxes, see our discussion for the year ended December 31, 2022 included in our 2022 Form 10-K. There have been no material changes to these policies or estimates as of March 31, 2023.

New Accounting Pronouncements

See new accounting pronouncements described under “—Adoption of Recently Issued Financial Accounting Standards” and “—Recently Issued Accounting Pronouncements Not Yet Adopted” within Note 1. Organization and Basis of Presentation in the Notes to the unaudited interim condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation, interest rates, or currency rates.

Interest Rate Risk

Our cash, cash equivalents, and short-term investments primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities, and commercial paper. As of March 31, 2023, we had cash and cash equivalents of $125.0 million and short-term investments of $219.0 million.

Our operating results are subject to market risk from interest rate fluctuations on our 2021 Term Loan, which bears a variable interest rate based on the SOFR Rate or a Base Rate plus an applicable margin. In order to reduce the interest rate risk on our debt, we have entered into an interest rate swap agreement on a portion of our borrowings. As of March 31, 2023, the total principal balance outstanding was $264.7 million. Excluding the effect of the interest rate swap agreement, a hypothetical 1.0% increase or decrease in the interest rate associated with borrowings under the 2021 Credit Agreement would have resulted in an impact to interest expense of approximately $0.7 million for the three months ended March 31, 2023.

Foreign Currency Exchange Risk

To date, the majority of our sales contracts have been denominated in U.S. dollars. We have one foreign entity established in Sweden and one in India. The functional currencies of these foreign subsidiaries are the Swedish Krona and the Indian Rupee, respectively. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the reporting date and revenue and expenses are translated at average exchange rates in effect during each reporting period. Realized and unrealized foreign currency transaction gains and losses are recorded to non-operating loss. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 1A. RISK FACTORS

For a more detailed discussion of our risks and uncertainties, see also Item 1A – Risk Factors in our 2022 Form 10-K. There have been no material changes in our risk factors since the filing of our 2022 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the terms of the Amended LLC Agreement, holders of LLC Units have the right to exchange all or a portion of their LLC Units for newly issued shares of Class A Common Stock on a one-for-one basis, which issuances are made in reliance on Section 4(a)(2) of the Securities Act. Upon any such exchange, a corresponding number of shares of Class B Common Stock held by such LLC Unit holders are cancelled. Such exchanges executed in the first quarter of 2023 are as follows:

Date of Exchange	Number of Shares Exchanged
January 6, 2023	2,196,783
January 13, 2023	50,000
January 23, 2023	2,578
February 21, 2023	3,332
February 27, 2023	1,388
February 28, 2023	2,517,464
Total	4,771,545

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits filed or furnished herewith are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated. Agreements included as exhibits are included only to provide information to investors regarding their terms. Agreements listed below may contain representations, warranties, and other provisions that were made, among other things, to provide the parties thereto with specified rights and obligations and to allocate risk among them, and no such agreement should be relied upon as constituting or providing any factual disclosures about Definitive Healthcare Corp., any other persons, any state of affairs, or other matters.

Exhibit Number	Description
10.1†	Definitive Healthcare Corp. Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on February 23, 2023).
10.2†

Amendment to Executive Chairman Agreement and Employment Agreement of Jason Krantz, dated as of February 16, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on February 23, 2023).

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

* The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Definitive Healthcare Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEFINITIVE HEALTHCARE CORP.
Registrant

May 4, 2023	By:	/s/ Robert Musslewhite
Date		Name:	Robert Musslewhite
		Title:	Chief Executive Officer and Director

May 4, 2023	By:	/s/ Richard Booth
Date		Name:	Richard Booth
		Title:	Chief Financial Officer (Principal Financial Officer)