Form 10-K/A
period 2022-12-31
Definitive Healthcare Corp.
filed 2023-08-14
CIK 1861795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of Registrant’s Class A Common Stock outstanding as of February 23, 2023 was 107,598,147.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2023 annual meeting of stockholders filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III of this Form 10-K/A.

Auditor Firm Id: PCAOB No. 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Boston, MA

EXPLANATORY NOTE

Definitive Healthcare Corp. (“we,” “us,” “our,” and the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2023 (the “Original Report”).

In filing this Amendment, the Company is restating its previously issued audited consolidated financial statements as of and for the years ended December 31, 2022, 2021, and 2020, as well as the unaudited condensed consolidated quarterly financial information for the quarterly periods in the years ended December 31, 2022, 2021, and 2020 (collectively, the “Affected Periods”) to account for material misstatements related to the collection of sales taxes on sales of services to customers as further described below (the “Misstatements”), along with other immaterial adjustments. Those previously issued financial statements should no longer be relied upon. In addition, we intend to file an amendment to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 (such report, together with this Amendment, the “Amended Reports”), originally filed with the SEC on May 4, 2023, to account for the Misstatements during the periods presented therein. All material restatement information that relates to the Misstatements will be included in the Amended Reports, and we do not intend to separately amend other filings that the Company has previously filed with the SEC.

Accordingly, investors and other readers should rely only on the financial information and other disclosures regarding the periods described above in this Amendment and in any other future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the periods described above.

Background and Effects of the Restatement

In the first quarter of 2023, the Company began a review of its sales tax positions, and related accounting matters, with the assistance of outside consultants. As a result of the review, subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, the Company determined during the second quarter of 2023 that sales in certain states were subject to sales tax and that the Company had not assessed such sales tax on sales of its services to customers. The Company determined that it did not accrue sales taxes and corrected these misstatements by recording sales tax accruals through general and administrative expense as of the end of the Affected Periods. These accrual amounts assume that (i) customers who have not yet provided certificates or other documentation of exemption from sales tax are taxable, (ii) maximum interest and penalty assessments may be imposed, and (iii) the Company will not receive waivers of interest and penalties or other benefits under agreements it may obtain with jurisdictions from its outreach with voluntary disclosures. The Company expects to make adjustments to the sales tax liability in future periods as and if it obtains any waivers of interest and penalties or other benefits from its voluntary disclosures and as and if it obtains additional documentation from customers supporting exemption from sales tax. In addition, the Company has corrected other immaterial errors. The Company has identified the Misstatements described below, and this Amendment restates the previously issued financial statements of the Company identified above and certain other related disclosures that were included in the Original Report.

The Misstatements that appeared in the previously issued financial statements of the Company were material. A summary of the impact of the adjustments described above, as of and for the years ended December 31, 2022, 2021, and 2020, is as follows:

	Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
(in thousands)	As previously reported	As Restated	As previously reported	As Restated	As previously reported	As Restated
Net loss	$(22,255)	$(24,179)	$(61,257)	$(62,324)	$(51,157)	$(52,598)
Net loss attributable to Definitive OpCo prior to the Reorganization Transactions	—	—	(33,343)	(34,068)	(51,157)	(52,598)
Net loss attributable to noncontrolling interests	(16,218)	(16,957)	(10,237)	(10,416)	—	—
Net loss attributable to Definitive Healthcare Corp.	(6,037)	(7,222)	(17,677)	(17,840)	—	—

	As of
	December 31, 2022		December 31, 2021		December 31, 2020
(in thousands)	As previously reported	As Restated	As previously reported	As Restated	As previously reported	As Restated
Total assets	$2,120,993	$2,122,624	$2,115,988	$2,117,619	$1,745,359	$1,746,990
Total liabilities	633,772	640,679	612,726	617,783	549,796	554,418
Total equity	1,487,221	1,481,945	1,503,262	1,499,836	1,195,563	1,192,572

Restatement of Consolidated Financial Statements

This Amendment includes audited restated consolidated financial statements for the Affected Periods. In addition to correcting the Misstatements, the restated consolidated financial statements for the Affected Periods also correct previously identified misstatements that the Company determined to be immaterial, both individually and in the aggregate. For additional information, see Note 3 of “Notes to the Consolidated Financial Statements” in this Amendment.

Internal Control Considerations

Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2022 as further described in Part II, Item 9A of this Amendment, and concluded that a material weakness existed and that internal control over financial reporting and disclosure controls and procedures were not effective during the Affected Periods.

Items Amended in this Filing

This Amendment amends and restates the following items of the Original Report as of and for the year ended December 31, 2022:

•
Part I — Item 1A. Risk Factors
•
Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•
Part II — Item 8. Financial Statements and Supplementary Data
•
Part II — Item 9A. Controls and Procedures
•
Part IV — Item 15. Exhibits, Financial Statement Schedules

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes new certifications specified in Rule 13a-14 under the Exchange Act, from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of this Amendment. This Amendment also contains a new report of Deloitte & Touche LLP (“Deloitte”), the Company’s independent registered public accounting firm, on the consolidated financial statements for years ended December 31, 2022, 2021, and 2020, a new report of Deloitte’s opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, and a new consent of Deloitte.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment contains only the items and exhibits to the Original Report that are being amended and restated, and unaffected items and exhibits are not included herein. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the SEC made after the Original Report, including any amendment to those filings. This Amendment continues to describe the conditions as of the date of the Original Report and, except as contained herein, we have not updated or modified the disclosures contained in the Original Report to reflect any events that have occurred after the Original Report. Accordingly, forward-looking statements included in this Amendment may represent management’s views as of the Original Report and should not be assumed to be accurate as of any date thereafter.

GLOSSARY

As used in this Amendment, the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise. References in this Amendment to “Definitive Healthcare Corp.” refer to Definitive Healthcare Corp. and not to any of its subsidiaries unless the context indicates otherwise. References in this Amendment to “Definitive Healthcare,” “Definitive,” the “Company,” “we,” “us,” and “our” refer (1) prior to the consummation of the Reorganization Transactions, to Definitive OpCo and its consolidated subsidiaries, and (2) after the consummation of the Reorganization Transactions, to Definitive Healthcare Corp. and its consolidated subsidiaries unless the context indicates otherwise.

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
•
“Blocker Company” or “Blocker Companies” refers to certain entities treated as corporations for U.S. federal income tax purposes, as defined within Note 1 to our audited consolidated financial statements included in Part II, Item 8 of this Amendment.
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
•
“Reorganization Transactions” refers to transactions completed in connection with the Company’s IPO as defined within Note 1 to our audited consolidated financial statements included in Part II, Item 8 of this Amendment.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains forward-looking statements. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. We caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Amendment, including under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any forward-looking statement made by us speaks only as of the date on which we make it. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, regional, national or global political, economic, business, competitive, market and regulatory conditions. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ii

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following is a summary only, and should be read in conjunction with Part I, Item 1A “Risk Factors” and the other information contained in this Amendment.

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

•

We have identified a material weakness in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. While we are working to remediate the identified material weakness, we cannot assure you that additional material weaknesses or significant deficiencies will not occur in the future. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock; and

•	Our results of operations may be harmed if we are required to collect sales or other related taxes for subscriptions to our platform in jurisdictions where we have not historically done so.

iii

PART I

Item 1A. Risk Factors.

You should carefully consider each of the following risk factors, as well as other information contained in this Amendment, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition and results of operations, in which case the trading price of our Class A Common Stock could decline and you could lose all or part of your investment. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

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

We have incurred operating losses in the past and may continue to incur net losses in the future. For the year ended December 31, 2022, we had a net loss of $24.2 million, as restated, compared to a net loss of $62.3 million, as restated, for the year ended December 31, 2021. We expect our operating expenses to increase in the future as we invest capital to make acquisitions, develop new features, add to our existing intelligence modules and invest in new products and data sources. Further, our administrative costs have significantly increased relative to prior periods due to the incremental costs associated with operating as a public company, including corporate insurance costs, additional accounting and legal expenses, and additional resources associated with controls, reporting, and disclosure. While in light of macroeconomic conditions we have made efforts to contain our operating expenses, including implementation of a restructuring plan (the "Plan") in the first quarter of 2023, such efforts may not achieve the cost savings that we initially expect. Our efforts to grow our business may be more costly than we expect and we may not be able to increase our revenue enough to offset higher operating expenses. We may not be able to achieve or sustain profitability in subsequent periods and we may incur significant losses in the future for a number of reasons, including the foregoing as well as unforeseen expenses, difficulties, complications and delays, the other risks described in this Amendment and other unknown events. The amount of any future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. If we incur losses in the future, any such future losses will have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve or sustain profitability, the market price of our Class A Common Stock may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired. A decline in the price of our Class A Common Stock may cause you to lose all or part of your investment.

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

We have estimated the size of our total addressable market based on internally generated data and assumptions, and such information is inherently imprecise. In addition, our projections, assumptions, and estimates of opportunities within our market are subject to a high degree of uncertainty and risk due to a variety of factors, including, but not limited to, those described in this Amendment. If these internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our actual market may be more limited than our estimates. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could have a material adverse effect on our business, financial condition and results of operations.

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

For example, during the second quarter of 2023, we determined that sales in certain states were subject to sales tax and that we had not assessed such sales tax on sales of our services to customers. As a result, we expect that we will be required to pay additional tax amounts, fines, penalties, and interest once our review and voluntary disclosure processes with applicable jurisdictions are completed.

Our results of operations may be harmed if we are required to collect sales or other related taxes for subscriptions to our platform in jurisdictions where we have not historically done so.

States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. The application of federal, state, local and foreign tax laws to services provided electronically is unclear and continually evolving. In particular, the applicability of sales taxes to our platform in various jurisdictions is unclear. For example, in the first quarter of 2023, we began a review of our sales tax positions, and related accounting matters, with the assistance of outside consultants. As a result of the review, subsequent to the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, we determined during the second quarter of 2023 that sales in certain states were subject to sales tax and that we had not assessed such sales tax on sales of our services to customers. As a result, we expect that we will be required to pay additional tax amounts, fines, penalties, and interest once our review and voluntary disclosure processes with applicable jurisdictions are completed.

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

We have identified a material weakness in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. While we are working to remediate the identified material weakness, we cannot assure you that additional material weaknesses or significant deficiencies will not occur in the future. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.

As disclosed within this Amendment, management identified a material weakness in internal control related the collection and remittance of sales tax and concluded that our internal control over financial reporting was not effective as of December 31, 2022, as described in more detail in Part II — Item 9A, “Controls and Procedures.” Management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weakness. However, we may not be successful in promptly remediating the material weakness identified by management or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. The material weakness in the Company’s internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing that these controls operate effectively. If we do not successfully remediate the material weakness, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion includes a comparison of our results of operations, financial condition, and liquidity and capital resources for fiscal years 2022, 2021 and 2020. This discussion is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying Notes to the Financial Statements found in Part II, Item 8 of this Amendment. It contains forward-looking statements that involve risks and uncertainties and our actual results may differ materially from those discussed. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part I, Item 1A of this Amendment.

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

Restatement

As described in the Explanatory Note above and in Note 3 of “Notes to the Consolidated Financial Statements,” we have restated our consolidated financial statements and Item 7. Management’s Discussion of Financial Condition and Results of Operations for the years ended December 31, 2022, December 31, 2021, and December 31, 2020 in this Amendment.

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

The following table presents a reconciliation of Gross Profit to Adjusted Gross Profit and Adjusted Gross Margin for the periods presented:

	Year Ended December 31,
	2022		2021		2020
(in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Reported gross profit and margin	$180,028	81%	$125,465	76%	$87,849	74%
Amortization of intangible assets resulting from acquisition-related purchase accounting adjustments (a)	15,715	7%	20,220	12%	19,169	16%
Equity compensation costs	942	—	277	—	62	—
Adjusted gross profit and margin	$196,685	88%	$145,962	88%	$107,080	91%
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

The following table presents a reconciliation of Net loss to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2022		2021		2020
	(As Restated)
(in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net loss and margin	$(24,179)	(11)%	$(62,324)	(38)%	$(52,598)	(44)%
Interest expense, net	8,413	4%	25,871	16%	36,490	31%
Income tax benefit	(17,698)	(8)%	(443)	—	—	—
Loss from extinguishment of debt	—	—	9,873	6%	—	—
Depreciation & amortization	56,904	26%	59,947	36%	59,580	50%
EBITDA and margin	23,440	11%	32,924	20%	43,472	37%
Other (income) expense, net (a)	(10,579)	(5)%	(294)	—	222	—
Equity-based compensation (b)	36,434	16%	9,957	6%	1,747	1%
Transaction, integration and restructuring expenses (c )	7,890	4%	6,287	4%	3,776	3%
Other non-recurring items (d)	6,561	3%	7,116	4%	4,288	4%
Adjusted EBITDA and margin	$63,746	29%	$55,990	34%	$53,505	45%
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
(d)
Non-recurring items represent expenses that are driven by events that are typically by nature one-time, non-operational, and unrelated to our core operations. These expenses are comprised primarily of professional fees related to financing, capital structure changes, and other non-recurring set-up costs related to public company operations. In addition, these expenses include sales tax accrual charges recorded during the years ended December 31, 2022, 2021, and 2020 of $2.8 million, $2.3 million, and $1.4 million, respectively, after we became aware of a state sales tax liability for sales taxes that we may have been required to collect from customers in 2023 and in certain previous years, which amount includes maximum penalties and interest.

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

Impact of Acquisitions and Investments

We seek to enhance our platform, data and business through internal development and through acquisitions of and investments in businesses that broaden and strengthen our platform. In February 2022, we completed our acquisition of Analytical Wizards Inc., a company that specializes in automating complex analytic models using tools that expedite efficient big data mining through A.I. and M.L. power to uncover deep insights. This acquisition further strengthened our data platform and our business. In October 2020, we acquired Monocl, a cloud-based platform with millions of expert profiles. In December 2019, we acquired Healthcare Sales Enablement, Inc. (“HSE”), a software analytics firm that helps life science companies and healthcare providers find patient clusters who would most benefit from their products and services. In January 2019, we acquired HIMSS Analytics, a global healthcare advisor providing guidance and market intelligence solutions. In June 2016, we acquired Billian’s HealthDATA, a provider of data and analytics on U.S. healthcare organizations. In October 2015, we acquired US Lifeline, a provider of real- world data and intelligence for the healthcare supply chain. These acquisitions and investments have strengthened our data platform and our business. Acquisitions can result in transaction costs, amortization expense and other adjustments as purchase accounting requires that all assets acquired and liabilities assumed be recorded at fair value on the acquisition date. See Note 4 in our consolidated financial statements included in Part II, Item 8 of this Amendment.

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

General and administrative. General and administrative expenses primarily consist of personnel costs such as salaries, bonuses, stock-based compensation, and other employee-related benefits for our executive, finance, legal, human resources, IT and operations, and administrative teams, as well as non-personnel costs including overhead costs, professional fees, and other corporate expenses. General and administration expenses also include sales tax amounts payable to taxation authorities, inclusive of interest and penalties, for customers from which we did not collect sales taxes due to misclassifications of products and services for sales tax purposes. We do not expect sales taxes and related interest and penalties to be an ongoing component of our general and administrative expense as we complete voluntary disclosure agreements, register with certain tax authorities, and commence collection of sales taxes from customers in these tax jurisdictions.

General and administrative costs have increased relative to prior periods due to the incremental costs associated with operating as a public company, including corporate insurance costs, incremental accounting and legal expenses, and additional resources associated with controls, reporting, and disclosure. We have slowed hiring in response to macroeconomic conditions and do not expect to increase it until macroeconomic conditions improve. In addition, general and administrative costs have increased relative to prior periods due to incremental sales tax expense resulting from increased sales of services to our customers for which we did not charge the customer for sales taxes, but we expect these costs to decrease and ultimately cease when we complete voluntary disclosure agreements, register with certain tax authorities, and commence collection of sales taxes from customers.

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

Other Income (Expense), Net

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

Results of Operations (As Restated)

The following table sets forth a summary of our consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2022	2021	2020
(in thousands)	(As Restated)
Revenue	$222,653	$166,154	$118,317
Cost of revenue:
Cost of revenue	25,866	19,421	11,085
Amortization	16,759	21,268	19,383
Total cost of revenue	42,625	40,689	30,468
Gross profit	180,028	125,465	87,849
Operating expenses:
Sales and marketing	89,585	56,387	34,332
Product development	34,890	18,565	11,062
General and administrative	51,561	32,864	14,368
Depreciation and amortization	40,145	38,679	40,197
Transaction, integration and restructuring expenses	7,890	6,287	3,776
Total operating expenses	224,071	152,782	103,735
Loss from operations	(44,043)	(27,317)	(15,886)
Total other income (expense), net	2,166	(35,450)	(36,712)
Loss before income taxes	(41,877)	(62,767)	(52,598)
Benefit from income taxes	17,698	443	—
Net loss	(24,179)	(62,324)	(52,598)
Less: Net loss attributable to Definitive OpCo prior to the Reorganization Transactions	-	(34,068)	(52,598)
Less: Net loss attributable to noncontrolling interests	(16,957)	(10,416)	-
Net loss attributable to Definitive Healthcare Corp.	$(7,222)	$(17,840)	$-

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

Revenue

Revenue increased $56.5 million, or 34%, for the year ended December 31, 2022 compared with the same period in the prior year, driven by higher subscription revenue of $52.5 million and higher professional services revenue of $4.0 million. The overall increase was attributed to revenue resulting from the net expansion with existing customers in the amount of $26.4 million, organic additions of new customers in the amount of $19.1 million, and the acquisition of Analytical Wizards in February 2022 in the amount of $11.0 million.

Cost of Revenue

Cost of revenue increased $1.9 million, or 5%, for the year ended December 31, 2022 compared with the same period in the prior year. Expanded customer usage of our platform and additional third-party data sources increased hosting fees and data subscription costs by $3.7 million. In addition, employee costs increased by $2.8 million due to expansion of customer support and professional service roles, primarily from the acquisition of Analytical Wizards in February 2022. These increases were partially offset by a $4.5 million reduction in amortization, primarily due to a substantial acquired data asset reaching the end of its economic life in July 2022.

Operating Expenses (As Restated)

Operating expenses increased $71.3 million, or 47%, for the year ended December 31, 2022 compared with the same period in the prior year. The increase was primarily due to:

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
•
An increase in general and administrative expense of $18.7 million for the year ended December 31, 2022, primarily due to increased personnel costs, including employee benefits and insurance costs, resulting from additional hiring, increases in stock-based compensation expense, and additional accounting and legal expenses resulting from the transition to becoming a publicly-traded company. If the macroenvironment trends previously described continue, we may experience additional increases in bad debt expense in the future; and
•
An increase in transaction, integration and restructuring expenses of $1.6 million for the year ended December 31, 2022, due primarily to costs arising from the acquisition of Analytical Wizards, restructuring costs, and a go-to-market integration project conducted in the third quarter of 2022.

Other Income (Expense), Net (As Restated)

Total other income, net was $2.2 million for the year ended December 31, 2022, driven primarily by other income, net of $10.6 million, including a TRA liability remeasurement gain of $9.7 million, partially offset by $8.4 million of interest expense. Total other expense, net was $35.5 million for the year ended December 31, 2021, driven primarily by $25.9 million of interest expense, net and a $9.9 million loss from the extinguishment of debt. Interest expense, net was lower in the year ended December 31, 2022 compared with the same period in the prior year due to lower interest rates and a lower outstanding debt balance resulting from the refinancing of the Company’s debt in September 2021.

Benefit From (Provision For) Income Taxes (As Restated)

Benefit from income taxes for the year ended December 31, 2022 was $17.7 million, representing an effective tax rate of 42.2%, as compared to a benefit from income taxes of $0.4 million, representing an effective tax rate of 0.7% for the year ended December 31, 2021. The 2022 increase in the effective tax rate was primarily driven by the impact of the change in the state effective tax rate on our substantial net deferred tax liability balance. The state blended tax rate decreased from 6.67% to 4.77% due to changes in state apportionment factors inclusive of changes in the mix of sales, property, and payroll by state, certain state tax rates changes, and principally certain state incentives. State tax incentives include benefits such as state R&D credits and qualification for single sales factor rather than three-factor apportionment.

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

Revenue

Revenue increased $47.8 million, or 40%, for the year ended December 31, 2021 compared with the same period in the prior year, driven by higher subscription revenue of $47.5 million and higher professional service revenue of $0.3 million. The overall increase was attributed to revenue resulting from the net expansion with existing customers in the amount of $19.4 million, organic additions of new customers in the amount of $19.0 million and the acquisition of Monocl in October 2020 in the amount of $9.4 million.

Cost of Revenue

Cost of revenue increased $10.2 million, or 34%, for the year ended December 31, 2021 compared with the same period in the prior year. Expanded customer usage of our platform and additional third-party data sources increased hosting fees and data subscription costs by $5.7 million. In addition, employee costs increased by $2.6 million due to expansion of customer support and professional service roles, primarily from additional hiring during 2021. Lastly, amortization expense increased by $1.9 million driven primarily by technology and data acquired in the Monocl acquisition in October 2020.

Operating Expenses (As Restated)

Operating expenses increased $49.0 million, or 47%, for the year ended December 31, 2021 compared with the same period in the prior year. The increase was primarily due to:

•
An increase in sales and marketing expense of $22.1 million for the year ended December 31, 2021, due primarily to increased personnel costs resulting from additional hiring, including sales and marketing resources added through the Monocl acquisition;
•
An increase in general and administrative expense of $18.5 million for the year ended December 31, 2021, due primarily to increased personnel costs arising from additional hiring and the Monocl acquisition, incremental costs associated with preparing for an IPO and additional accounting, increases in sales tax expense on sales of services to customers, representing amounts payable, inclusive of interest and penalties, to taxation authorities in which we did not charge the customer for sales taxes, along with increases in legal and insurance expenses. The increase was also driven by higher equity-based compensation relating to awards under a new post-IPO equity incentive plan and from the acceleration of an equity award associated with the retirement of an executive officer during the third quarter of 2021;
•
An increase in product development expense of $7.5 million for the year ended December 31, 2021, due primarily to increased personnel costs resulting from additional hiring, including product development resources added through the Monocl acquisition; and
•
An increase in transaction expenses of $2.5 million for the year ended December 31, 2021, due primarily to fair value adjustments for contingent consideration arising from the Monocl acquisition and increased costs associated with prospective acquisitions and investments.
•
These increases were partially offset by decreases in depreciation and amortization expense of $1.5 million for the year ended December 31, 2021.

Other Income (Expense), Net (As Restated)

Total other expense, net decreased $1.3 million, or 3%, for the year ended December 31, 2021, compared with the same period in the prior year, primarily due to a decrease in interest expense, net of $10.6 million for the year ended December 31, 2021. The decrease was primarily attributable to lower outstanding debt in 2021 as well as lower interest rates as a result of a refinancing that occurred in September 2021. This was partially offset by a loss on the extinguishment of debt of $9.9 million resulting from the repayment in full of our term loan under the September 2021 refinancing.

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

However, our liquidity and our ability to meet our obligations and fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control, such as rising inflation and potential recession, and our anticipated funding requirements could increase. See the “Risk Factors” section in this Amendment. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of additional indebtedness, the issuance of additional equity, or a combination thereof. In the event we need to seek additional funding, rising interest rates, stock market volatility or other unfavorable macroeconomic conditions may also prevent us from obtaining additional financing on favorable terms or at all. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. In addition, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell or issue additional equity to finance such acquisitions, which could possibly result in additional expenses or dilution.

Cash Flows

The following table and year-over-year comparisons summarize our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash provided by (used in):
Operating activities	$35,579	$25,212	$23,217
Investing activities	(248,903)	(46,731)	(23,862)
Financing activities	(26,696)	384,372	16,655
Change in cash and cash equivalents (excluding effect of exchange rate changes)	$(240,020)	$362,853	$16,010
Cash Flows provided by Operating Activities (As Restated)

Net cash provided by operating activities was $35.6 million during the year ended December 31, 2022, primarily as a result of a net loss of $24.2 million and a $19.2 million net decrease in our operating assets and liabilities, offset by non-cash charges of $79.0 million. The non-cash charges were primarily comprised of amortization of intangible assets of $54.7 million, equity compensation costs of $36.4 million, and amortization of deferred contract costs of $8.8 million, partially offset by deferred income taxes of $17.8 million and a gain on remeasurement of the TRA of $9.7 million. The change in operating assets and liabilities was primarily the result of cash outflows resulting from an increase in deferred contract costs of $15.3 million, an increase in accounts receivable of $13.2 million, and payments of contingent consideration of $6.4 million. These factors were partially offset by an increase in deferred revenue of $12.7 million due to the timing of billings and cash received in advance of revenue recognition for subscription services and an increase in accounts payable, accrued expenses, and other liabilities of $3.1 million, primarily due to the accrual of sales taxes on sales of services to our customers.

Net cash provided by operations was $25.2 million during the year ended December 31, 2021, resulting primarily from a net loss of $62.3 million and a $2.5 million net decrease in our operating assets and liabilities, offset by non-cash charges of $90.0 million. The non-cash charges were primarily comprised of amortization of intangible assets of $58.2 million, a loss on the extinguishment of the previous debt facility of $9.9 million, equity compensation costs of $10.0 million, changes in fair value of contingent consideration of $3.8 million, amortization of deferred contract costs of $4.8 million, and amortization of debt issuance costs of $1.7 million. The change in operating assets and liabilities was primarily the result of an increase in deferred contract costs of $14.4 million, an increase in accounts receivable of $10.7 million, and an increase in prepaid expenses and other assets of $3.7 million. These factors were partially offset by an increase in deferred revenue of $23.0 million due to the timing of billings and cash received in advance of revenue recognition for subscription services and an increase in accounts payable, accrued expenses, and other liabilities of $3.4 million, primarily due to the timing of invoices received and payments made and the accrual of sales taxes on sales of services to our customers.

Net cash provided by operations was $23.2 million for the year ended December 31, 2020, resulting primarily from a net loss of $52.6 million, offset by non-cash charges of $76.0 million. The non-cash charges were primarily comprised of amortization of intangible assets of $58.4 million, non-cash paid in kind interest expense of $7.4 million, changes in fair value of contingent consideration of $2.6 million and amortization of debt issuance costs of $2.1 million.

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

Cash used in investing activities during the year ended December 31, 2021 was $46.7 million, primarily consisting of a $40.0 million cash investment in Analytical Wizards, LLC ("Analytical Wizards"), a privately-held data analytics company. This investment included a 35% ownership stake in the company and an option to purchase the remaining 65%. Cash used in investing activities for the period also included $6.7 million of capital expenditures, primarily relating to purchases of data and expenditures associated with the buildout of leased office facilities.

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

We expect that as a result of the size of the anticipated tax basis adjustment of the tangible and intangible assets of Definitive OpCo upon the exchange or redemption of LLC Units and our possible utilization of certain tax attributes, the payments that Definitive Healthcare Corp. may make under the TRA will be substantial. The payments under the TRA are not conditioned upon continued ownership of us by the exchanging holders of LLC Units. See Note 20 in our consolidated financial statements included in Part II, Item 8 of this Amendment.

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

Recently Issued Accounting Pronouncements

For a summary of recent accounting pronouncements applicable to our consolidated financial statements, refer to Note 2. Summary of Significant Accounting Policies in the Notes to our consolidated financial statements included in Part II, Item 8 of this Amendment.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firm, appear beginning on page F-1 of this Amendment for the year ended December 31, 2022.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, at the time the Original Report was filed, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Subsequent to the original evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 because of the material weaknesses in our internal control over financial reporting discussed below.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in the design of our controls over the collection and remittance of sales taxes, as well as the accurate recording of our sales tax obligations in the financial statements. This material weakness resulted in the restatement of our financial statements as of and for the years ended December 31, 2022, 2021 and 2020, the unaudited condensed consolidated quarterly financial information for the quarterly periods in the years ended December 31, 2022, 2021, and 2020, as well as the unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

This material weakness remains unremediated as of December 31, 2022. Management is taking steps to remediate this material weakness (see “Remediation Plan in Response to Material Weakness” for details).

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, at the time the Original Report was filed, management concluded that our internal control over financial reporting was effective as of December 31, 2022. Subsequent to that assessment, management identified the material weakness in internal controls as described above. The Company did not have appropriately designed controls over the collection, remittance, and accurate recording of sales tax obligations in the financial statements. Consequently, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022. Deloitte, our independent registered public accounting firm, has audited our consolidated financial statements included in this Amendment and issued its report on the effectiveness of our internal control over financial reporting, which is included herein. This report has been restated to state that the Company’s internal controls over financial reporting as of December 31, 2022 were not effective.

Remediation Plan in Response to Material Weakness

In response to the identified material weakness, management, with the oversight of the Audit Committee of the Board of Directors, has immediately dedicated resources, including the involvement of additional outside advisors, to put in place effective controls over identification of changes in products and services that affect classification of products and services for sales tax purposes. Certain remedial actions have been completed including engagement of additional third-party tax experts and a review of the classification for sales tax purposes of new and/or enhanced products and services. The Company is completing ongoing remediation steps, including enhancements to sales tax nexus reviews, and the collection, control and subsequent monitoring of applicable documentation of exempt status from customers in affected jurisdictions. The Company plans to further enhance these controls over the remainder of 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Definitive Healthcare Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Definitive Healthcare Corp. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

In our report dated February 27, 2023, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described below, a material weakness was subsequently identified as a result of the restatement of the previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as expressed herein, is different from that expressed in our previous report.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 27, 2023 (August 14, 2023, as to the effects of the restatement discussed in Note 3 to the consolidated financial statements), expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the restatement.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting (as revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: The Company did not have appropriately designed controls over the collection, remittance, and accurate recording of sales tax obligations in the financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2022, of the Company, and this report does not affect our report on such financial statements.

/s/Deloitte & Touche LLP

Boston, Massachusetts
February 27, 2023 (August 14, 2023, as to the effects of the material weakness described in Management’s Annual Report on Internal Controls Over Financial Reporting (as revised)).

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2022, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of the financial statements for the Affected Periods had not yet been identified.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
Financial Statements

See the Index to Consolidated Financial Statements in the Financial Statements Section beginning on page F-1 of this Amendment.

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

10.17†

Form of Executive Performance-Based Restricted Stock Unit Award Agreement under Definitive Healthcare Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Original Report (File No. 001-40815).

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

10.26†	Separation Agreement, dated as of November 1, 2022, by and among Definitive Healthcare, LLC and David Samuels (incorporated by reference to Exhibit 10.26 to the Original Report (File No. 001-40815).
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

10.30†	Offer Letter to Kate Shamsuddin Jensen, dated February 3, 2015 (incorporated by reference to Exhibit 10.30 to the Original Report (File No. 001-40815).

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

10.36†	Definitive Healthcare Corp. Change in Control Severance Plan for Executives (incorporated by reference to Exhibit 10.36 to the Original Report (File No. 001-40815).
21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1 (File No. 333-258990) filed with the SEC on August 20, 2021).
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

* Filed herewith.

+ The certifications attached as Exhibit 32.1 that accompany this Amendment are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Definitive Healthcare Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amendment, irrespective of any general incorporation language contained in such filing.

† Management contract or compensatory plan or arrangement.

The agreements and other documents filed as exhibits to this Amendment are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Definitive Healthcare Corp.

Date: August 14, 2023	By:	/s/ Richard Booth
Richard Booth
Chief Financial Officer

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2023 (August 14, 2023, as to the effects of the material weakness described in Management’s Report on Internal Controls over Financial Reporting (as revised)), expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

Restatement of the 2022, 2021, and 2020 Financial Statements

As discussed in Note 3 to the financial statements, the accompanying 2022, 2021 and 2020 financial statements have been restated to correct misstatements.

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

Goodwill Impairment — Refer to Notes 2 and 10 to the financial statements

Critical Audit Matter Description

The Company's evaluation of goodwill for impairment involves the comparison of the fair value of its one reporting unit to its carrying value. The Company determines the fair value of its reporting unit using income and market approaches. The determination of the fair value using an income approach involved the use of a projected discounted cash flow model that requires management to make significant estimates and assumptions, including the discount rate and forecasts of future revenues and cash flows, among others. The determination of the fair value using the market approach required management to make a significant assumption to determine the estimated control premium. The goodwill balance for Definitive Healthcare Corp. was $1,325 million as of December 31, 2022, and as the fair value of Definitive Healthcare Corp.’s one reporting unit exceeded its carrying value as of December 31, 2022, no impairment was recognized.

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

Income Tax Structure — Refer to Note 2 and 20 to the financial statements

Critical Audit Matter Description

On September 17, 2021, the Company completed its initial public offering in a series of transaction steps, which resulted in Definitive Healthcare Corp owning a majority of AIDH TopCo, LLC. Definitive Healthcare Corp is a C-corporation holding company owning a partnership interest in AIDH TopCo, LLC, commonly referred to as an Up-C structure. In connection with the initial public offering, the Company entered into a Tax Receivable Agreement ("TRA") and recorded a liability under the TRA. The balance of the TRA liability at December 31, 2022 was $155.1 million. Under the TRA, the Company generally will be required to pay certain pre-IPO owners 85% of the amount of cash savings, if any, in U.S. federal, state, or local tax that the Company actually realizes. The payments related to the initial and subsequent exchanges are treated as additional consideration paid, which in turn increases the tax basis of the Company’s investment in the Partnership. Most of this tax basis is amortizable under requisite sections of the Internal Revenue Code.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 27, 2023 (August 14, 2023, as to the effects of the restatement discussed in Note 3)

We have served as the Company’s auditor since 2020.

DEFINITIVE HEALTHCARE CORP.

Consolidated Balance Sheets

(in thousands, except number of shares and par value)

	December 31, 2022	December 31, 2021
	(As Restated)
Assets
Current assets:
Cash and cash equivalents	146,934	387,498
Short-term investments	184,939	—
Accounts receivable, net	58,799	43,336
Prepaid expenses and other current assets	12,686	6,518
Current portion of deferred contract costs	10,387	6,880
Total current assets	413,745	444,232
Property and equipment, net	4,464	5,069
Operating lease right-of-use assets, net	9,681	—
Other assets	4,683	8,431
Deferred contract costs, net of current portion	14,596	11,667
Investment in equity securities	—	32,675
Intangible assets, net	350,722	352,470
Goodwill	1,324,733	1,263,075
Total assets	$2,122,624	$2,117,619
Liabilities and Equity
Current liabilities:
Accounts payable	3,948	4,651
Accrued expenses and other current liabilities	26,855	27,985
Current portion of deferred revenue	99,692	83,611
Current portion of term loan	8,594	6,875
Current portion of operating lease liabilities	1,521	—
Total current liabilities	140,610	123,122
Long term liabilities:
Deferred revenue	236	412
Term loan, net of current portion	255,765	263,808
Operating lease liabilities, net of current portion	9,969	—
Tax receivable agreements liability	155,111	152,746
Deferred tax liabilities	75,737	76,401
Other long-term liabilities	3,251	1,294
Total liabilities	640,679	617,783
Commitments and Contingencies (Note 15)
Equity:
Class A Common Stock, par value $0.001, 600,000,000 shares authorized, 105,138,273 and 97,030,095 shares issued and outstanding at December 31, 2022 and 2021, respectively	105	97
Class B Common Stock, par value $0.00001, 65,000,000 shares authorized, 50,433,101 and 48,923,952 shares issued and outstanding, respectively, at December 31, 2022, and 58,244,627 and 55,488,221 shares issued and outstanding, respectively, at December 31, 2021	—	—
Additional paid-in capital	970,207	888,992
Accumulated other comprehensive income	3,668	62
Accumulated deficit	(25,062)	(17,840)
Noncontrolling interests	533,027	628,525
Total equity	1,481,945	1,499,836
Total liabilities and equity	$2,122,624	$2,117,619

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share amounts and per share data)

	Year Ended December 31,
	2022	2021	2020
	(As Restated)
Revenue	$222,653	$166,154	$118,317
Cost of revenue:
Cost of revenue exclusive of amortization	25,866	19,421	11,085
Amortization	16,759	21,268	19,383
Gross profit	180,028	125,465	87,849
Operating expenses:
Sales and marketing	89,585	56,387	34,332
Product development	34,890	18,565	11,062
General and administrative	51,561	32,864	14,368
Depreciation and amortization	40,145	38,679	40,197
Transaction, integration, and restructuring expenses	7,890	6,287	3,776
Total operating expenses	224,071	152,782	103,735
Loss from operations	(44,043)	(27,317)	(15,886)
Other income (expense), net:
Other income (expense), net	10,579	294	(222)
Interest expense, net	(8,413)	(25,871)	(36,490)
Loss on extinguishment of debt	—	(9,873)	—
Total other income (expense), net	2,166	(35,450)	(36,712)
Loss before income taxes	(41,877)	(62,767)	(52,598)
Benefit from income taxes	17,698	443	-
Net loss	(24,179)	(62,324)	(52,598)
Less: Net loss attributable to Definitive OpCo prior to the Reorganization Transactions	-	(34,068)	(52,598)
Less: Net loss attributable to noncontrolling interests	(16,957)	(10,416)	—
Net loss attributable to Definitive Healthcare Corp.	$(7,222)	$(17,840)	$—
Net loss per share of Class A Common Stock:
Basic and diluted	$(0.07)	$(0.19)	N/A
Weighted average Common Stock outstanding:
Basic and diluted (1)	101,114,105	91,916,151	N/A

(1) Basic and diluted net loss per share of Class A Common Stock is applicable only for the year ended December 31, 2022 and for the period from September 15, 2021 through December 31, 2021, which is the period following the IPO and related Reorganization Transactions. See Note 21 for the number of shares used in the computation of net loss per share of Class A Common Stock and the basis for the computation of net loss per share.

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
	(As Restated)
Net loss	$(24,179)	$(62,324)	$(52,598)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(832)	193	(131)
Unrealized loss on available-for-sale securities	(224)	—	—
Unrealized gain on interest rate hedging instruments	6,550	—	—
Comprehensive loss	(18,685)	(62,131)	(52,729)
Less: Comprehensive loss attributable to Definitive OpCo prior to the Reorganization Transactions	—	(33,926)	(52,729)
Less: Comprehensive loss attributable to noncontrolling interests	(15,069)	(10,416)	—
Comprehensive loss attributable to Definitive Healthcare Corp.	$(3,616)	$(17,789)	$—

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND TOTAL EQUITY

(amounts in thousands, except share amounts)

							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Amount	Stock	Amount	Capital	Deficit	Income	Interests	Equity
Balance at December 31, 2021, as restated	97,030,095	$97	58,244,627	$—	$888,992	$(17,840)	$62	$628,525	$1,499,836
Net loss, as restated	—	—	—	—	—	(7,222)	—	(16,957)	(24,179)
Other comprehensive income	—	—	—	—	—	—	3,606	1,888	5,494
Vested incentive units	—	—	—	—	(7,955)	—	—	7,955	—
Issuance of Class A Common Stock upon vesting of RSUs	716,776	—	—	—	1,717	—	—	(1,717)	—
Shares withheld related to net share settlement	(233,252)	—	—	—	(4,116)	—	—	—	(4,116)
Effect of LLC unit exchanges, as restated	7,624,654	8	(7,624,654)	—	63,343	—	—	(82,004)	(18,653)
Forfeited unvested incentive units	—	—	(186,872)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	24,172	—	—	12,262	36,434
Distributions to noncontrolling interests	—	—	—	—	4,054	—	—	(16,925)	(12,871)
Balance at December 31, 2022, as restated	105,138,273	$105	50,433,101	$—	$970,207	$(25,062)	$3,668	$533,027	$1,481,945

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND TOTAL EQUITY (CONTINUED)

(amounts in thousands, except unit amounts)

	AIDH TopCo, LLC (Prior to Reorganization Transactions)	Definitive Healthcare Corp.

								Accumulated
						Additional		Other
	Members'	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Equity	Stock	Amount	Stock	Amount	Capital	Deficit	(Loss) Income	Interests	Equity
Balance at December 31, 2020, as restated	$1,192,703	—	$—	—	$—	$—	$—	$(131)	$—	$1,192,572
Net loss prior to Reorganization Transactions, as restated	(34,068)	—	—	—	—	—	—	—	—	(34,068)
Other comprehensive income prior to Reorganization Transactions	—	—	—	—	—	—	—	142	—	142
Equity-based compensation prior to Reorganization Transactions	1,743	—	—	—	—	—	—	—	—	1,743
Members' contributions prior to Reorganization Transactions	5,500	—	—	—	—	—	—	—	—	5,500
Distributions to members prior to Reorganization Transactions	(7,139)	—	—	—	—	—	—	—	—	(7,139)
Impacts of Reorganization Transactions and Initial Public Offering IPO
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests, as restated	(1,158,739)	72,871,733	73	61,262,052	—	349,342	—	—	592,509	(216,815)
Issuance of Class A Common Stock in IPO, net of costs of $11,394	—	17,888,888	18	—	—	441,400	—	—	—	441,418
Repurchase of Definitive Healthcare Corp. shares in connection with the IPO	—	(2,497,288)	(3)	—	—	(63,209)	—	—	—	(63,212)
Repurchase of Definitive OpCo units in connection with IPO	—	—	—	(1,169,378)	—	(29,600)	—	—	—	(29,600)
Post-IPO Activity
Net loss subsequent to Reorganization Transactions, as restated	—	—	—	—	—	—	(17,840)	—	(10,416)	(28,256)
Other comprehensive income subsequent to Reorganization Transactions and IPO	—	—	—	—	—	—	—	51	—	51
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	—	—	5,063	—	—	3,151	8,214
Forfeited unvested incentive units	—	—	—	(81,285)	—	—	—	—	—	—
Allocation of vested incentive units to noncontrolling interests	—	—	—	—	—	(694)	—	—	694	—
Issuance of Class A Common Stock in follow-on offering, net of costs of $1,614	—	11,000,000	11	—	—	380,515	—	—	—	380,526
Repurchase of Definitive Healthcare Corp. shares in connection with the follow-on offering	—	(2,233,238)	(2)	—	—	(77,582)	—	—	—	(77,584)
Repurchase of Definitive OpCo units in connection with follow-on offering	—	—	—	(1,766,762)	—	(61,376)	—	—	—	(61,376)
Effect of follow-on offering on tax receivable agreements liability	—	—	—	—	—	(11,291)	—	—	—	(11,291)
Effect of follow-on offering and repurchase on noncontrolling interests	—	—	—	—	—	(43,576)	—	—	43,576	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(989)	(989)
Balance at December 31, 2021, as restated	$—	97,030,095	$97	58,244,627	$—	$888,992	$(17,840)	$62	$628,525	$1,499,836

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND TOTAL EQUITY (CONTINUED)

(amounts in thousands, except unit amounts)

						Accumulated
						Other
	Class A		Class B		Accumulated	Comprehensive	Total
	Units	Amount	Units	Amount	Deficit	Loss	Equity
Balance at January 1, 2020, as previously reported	127,125,435	$1,271,254	—	$744	$(55,758)	$—	$1,216,240
Cumulative restatement adjustments	—	—	—	—	(1,550)	—	(1,550)
Balance at January 1, 2020, as restated	127,125,435	$1,271,254	—	$744	$(57,308)	$—	$1,214,690
Net loss, as restated	—	—	—	—	(52,598)	—	(52,598)
Distribution to members	—	—	—	—	(2,940)	—	(2,940)
Capital contributions	3,120,555	31,804	—	—	—	—	31,804
Equity-based compensation	—	—	474,920	1,747	—	—	1,747
Comprehensive loss	—	—	—	—	—	(131)	(131)
Balance at December 31, 2020, as restated	130,245,990	$1,303,058	474,920	$2,491	$(112,846)	$(131)	$1,192,572

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
	(As Restated)
Cash flows provided by operating activities:
Net loss	$(24,179)	$(62,324)	$(52,598)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,193	1,751	1,152
Amortization of intangible assets	54,711	58,196	58,429
Amortization of deferred contract costs	8,816	4,793	1,671
Equity-based compensation	36,434	9,957	1,747
Noncash paid in-kind interest expense	—	—	7,371
Amortization of debt issuance costs	702	1,698	2,061
Provision for doubtful accounts receivable	1,325	632	895
Loss on extinguishment of debt	—	9,843	—
Non-cash restructuring charges related to office leases	1,023	—	—
Tax receivable agreement remeasurement	(9,717)	(151)	—
Changes in fair value of contingent consideration	1,250	3,764	2,636
Deferred income taxes	(17,806)	(436)	—
Changes in operating assets and liabilities:
Accounts receivable	(13,222)	(10,726)	(8,294)
Prepaid expenses and other current assets	(127)	(3,729)	(709)
Deferred contract costs	(15,252)	(14,441)	(7,685)
Contingent consideration	(6,400)	—	—
Accounts payable, accrued expenses, and other liabilities	3,138	3,424	4,437
Deferred revenue	12,690	22,961	12,104
Net cash provided by operating activities	35,579	25,212	23,217
Cash flows (used in) provided by investing activities:
Purchases of property, equipment, and other assets	(8,326)	(6,731)	(1,395)
Purchases of short-term investments	(337,961)	—	—
Maturities of short-term investments	153,680	—	—
Cash paid for acquisitions and investments, net of cash acquired	(56,296)	(40,000)	(22,467)
Net cash used in investing activities	(248,903)	(46,731)	(23,862)
Cash flows (used in) provided by financing activities:
Proceeds from term loan	—	275,000	—
Proceeds from delayed draw term loan	—	—	18,000
Proceeds from revolving credit facility	—	—	25,000
Repayments of term loans and delayed draw term loan	(6,875)	(474,460)	(4,545)
Taxes paid related to net share settlement of equity awards	(4,116)	—	—
Repayments of revolving credit facility	—	—	(25,000)
Payment of contingent consideration	(1,100)	(1,500)	—
Payment of debt issuance costs	—	(3,511)	(225)
Proceeds from equity offering, net of underwriting discounts	—	834,952	—
Repurchase of outstanding equity / Definitive OpCo units	—	(231,772)	—
Payments of equity offering issuance costs	(1,734)	(11,709)	—
Member contributions	—	5,500	6,365
Member distributions	(12,871)	(8,128)	(2,940)
Net cash (used in) provided by financing activities	(26,696)	384,372	16,655
Net (decrease) increase in cash and cash equivalents	(240,020)	362,853	16,010
Effect of exchange rate changes on cash and cash equivalents	(544)	(129)	146
Cash and cash equivalents, beginning of year	387,498	24,774	8,618
Cash and cash equivalents, end of year	$146,934	$387,498	$24,774

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

In connection with the Reorganization Transactions and the IPO, Definitive Healthcare Corp entered into a tax receivable agreement. See Note 20. Income Taxes.

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

Sales Tax

The Company’s revenues may be subject to local sales taxes in certain states, if applicable. It is the Company’s policy to treat all such taxes on a “net” basis, which means the charges for sales taxes to the Company’s customers are not included in revenues and the remittance of such taxes is not presented as an expense. Any amounts payable, inclusive of interest and penalties, to taxation authorities in which the Company did not charge the customer for sales taxes is recorded within general and administrative expenses in the consolidated statements of operations and is included in accrued expenses and other current liabilities in the consolidated balance sheets.

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

Basic net income or loss per share is computed by dividing the net income or loss by the weighted-average number of common shares of the Company outstanding during the period. Diluted net income or loss per share is computed by giving effect to all potential shares, including exchangeable Definitive OpCo LLC Units and restricted stock units, to the extent dilutive. The Company uses the treasury stock method to calculate potentially dilutive shares, as if they were converted into Common Stock at the beginning of the period. Basic and diluted net income or loss per share was the same for the period presented as the inclusion of all potential shares outstanding would have been anti-dilutive. See Note 21. Loss Per Share for additional information on dilutive securities.

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

Adoption of Recently Issued Financial Accounting Standards

In October 2021, the FASB issued ASU No. 2021-08—Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This new accounting standard requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606—Revenue from Contracts with Customers. The standard requires the acquirer to recognize contract assets and contract liabilities at the same amounts recorded by the acquiree. The new accounting guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this new accounting guidance effective January 1, 2022. In connection with the acquisition of Analytical Wizards completed in the first quarter of 2022, the Company recorded contract liabilities of $3.4 million. Refer to Note 4. Acquisitions and Investments for further details.

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
3.
Restatement of Previously Issued Financial Statements

The audited financial statements for the years ended December 31, 2022, 2021, and 2020, as well as the unaudited quarterly financial information for the quarterly periods in the fiscal years ended December 31, 2022, 2021, and 2020, have been restated to reflect the correction of misstatements related to the collection of sales taxes on sales of services to customers as further described below (the “Misstatements”), along with other immaterial adjustments. The Company also restated all amounts impacted within the notes to the financial statements in this Amendment. A description of the adjustments and their impacts on the previously issued financial statements are included below.

Description of Restatement Adjustments

In the first quarter of 2023, the Company began a review of its sales tax positions, and related accounting matters, with the assistance of outside consultants. As a result of the review, subsequent to the filing of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, the Company determined during the second quarter of 2023 that sales in certain states were subject to sales tax and that the Company had not assessed such sales tax on sales of its services to customers. The Company determined that it did not accrue sales taxes and corrected these Misstatements by recording sales tax accruals through general and administrative expense as of the end of the Affected Periods. These accrual amounts assume that (i) customers who have not yet provided certificates or other documentation of exemption from sales tax are taxable, (ii) maximum interest and penalty assessments may be imposed, and (iii) the Company will not receive waivers of interest and penalties or other benefits under agreements it may obtain with jurisdictions from its outreach with voluntarily disclosures. The Company expects to make adjustments to the sales tax liability in future periods as and if it obtains any waivers of interest and penalties or other benefits from its voluntary disclosures and as and if it obtains additional documentation from customers supporting exemption from sales tax. The Misstatements that appeared in the previously issued financial statements of the Company were material.

In light of the foregoing, the Company, in accordance with ASC 250, is restating the previously issued financial statements as of and for the years ended December 31, 2022, 2021, and 2020 to reflect the effects of the Misstatements and other immaterial adjustments, and to make certain corresponding disclosures. The balance sheets, statements of operations, members equity and total equity, statements of comprehensive loss, cash flows, and Notes 4, 10, 14, 20, and 21 were updated to reflect the restatement.

A summary of the impacts of the adjustments described above is as follows:

	Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
(in thousands)	As previously reported	As Restated	As previously reported	As Restated	As previously reported	As Restated
Net loss	$(22,255)	$(24,179)	$(61,257)	$(62,324)	$(51,157)	$(52,598)
Net loss attributable to Definitive OpCo prior to the Reorganization Transactions	—	—	(33,343)	(34,068)	(51,157)	(52,598)
Net loss attributable to noncontrolling interests	(16,218)	(16,957)	(10,237)	(10,416)	—	—
Net loss attributable to Definitive Healthcare Corp.	(6,037)	(7,222)	(17,677)	(17,840)	—	—

	As of
	December 31, 2022		December 31, 2021		December 31, 2020
(in thousands)	As previously reported	As Restated	As previously reported	As Restated	As previously reported	As Restated
Total assets	$2,120,993	$2,122,624	$2,115,988	$2,117,619	$1,745,359	$1,746,990
Total liabilities	633,772	640,679	612,726	617,783	549,796	554,418
Total equity	1,487,221	1,481,945	1,503,262	1,499,836	1,195,563	1,192,572

The restated unaudited interim financial information for the relevant unaudited interim financial statements for the quarterly periods ended September 30, 2022, 2021, and 2020, June 30, 2022, 2021, and 2020, and March 31, 2022, 2021, and 2020 is also included below.

The categories of restatement adjustments and their impacts on previously reported financial statements are described below:

(a)
Sales Tax – Sales tax on sales of services to customers who were subject to sales tax, inclusive of maximum penalties and interest, that was not previously accrued by the Company is corrected by an increase to accrued expenses and other current liabilities on the consolidated balance sheets and an increase to general and administrative expenses on the consolidated statements of operations.
(b)
Related Impact on Tax Receivable Agreement ("TRA") – Any impact on the TRA liability and related gains and losses due to the corrections in (a) above is reflected as (i) for periods prior to the Reorganization Transactions described in Note 1, a decrease to the TRA liability with an offsetting increase to additional paid-in-capital on the consolidated balance sheets as of December 31, 2021, and (ii) for periods subsequent to the Reorganization Transactions, a decrease to the TRA liability on the consolidated balance sheet with an offsetting increase to other income on the consolidated statements of operations.
(c)
Purchase Price Allocation Misstatement – In connection with the Company’s acquisition of Monocl Holding Company in October 2020, the Company had previously failed to record a deferred tax liability related to identified intangible assets of Monocl Holding Company. Therefore, the Company corrected the opening purchase price allocation of Monocl Holding Company by recording an opening deferred tax liability with an offset to goodwill on the consolidated balance sheets. The opening deferred tax liability subsequently resulted in an increase in benefit from income taxes on the consolidated statements of operations through the period ended March 31, 2022.
(d)
Related Impact on Noncontrolling Interests – Any impact on noncontrolling interests resulting from the allocation of net loss due to the corrections in (a) and (c) above is reflected as (i) for the periods prior to the Reorganization Transactions, a decrease to noncontrolling interest with an offsetting increase to additional paid-in-capital on the consolidated balance sheets as of December 31, 2021, and (ii) for the periods subsequent to the Reorganization Transactions, an increase to the net loss attributable to noncontrolling interests on the consolidated statements of operations with an offsetting decrease to noncontrolling interests on the consolidated balance sheets.
(e)
Currency Translation Adjustments – The Company made currency translation adjustments of $0.3 million between certain long-lived assets and total equity on the consolidated balance sheets as of June 30, 2022.
(f)
Deferred Rent Adjustment – The Company corrected the classification of certain deferred rent liabilities between short-term and long-term liabilities in the amount of $0.4 million on the consolidated balance sheets as of December 31, 2020.

The following summarizes the impacts of the correction of the Misstatements and other adjustments for the Affected Periods.

Annual Financial Statements

The following table sets forth the corrections in each of the line items affected in the consolidated statements of operations for each respective period:

	Year Ended
(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Increase in general and administrative expense (a)	$2,780	$2,336	$1,441
Increase in gain on remeasurement of TRA liability (other income) (b)	343	151	—
Increase in benefit from income taxes (c)	513	1,118	—
Increase in net loss due to restatement items	1,924	1,067	1,441
Increase in net loss attributable to Definitive OpCo prior to the Reorganization Transactions due to restatement items	—	725	1,441
Increase in net loss attributable to noncontrolling interests due to restatement items (d)	739	179	—
Increase in net loss attributable to Definitive Healthcare Corp. due to restatement items	1,185	163	—

See footnote descriptions above (a) Sales Tax (b) Related Impact on TRA (c) Purchase Price Allocation Misstatement (d) Related Impact on Noncontrolling Interests

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
(in thousands, except share amounts and per share data)	As previously reported	As Restated	As previously reported	As Restated	As previously reported	As Restated
Revenue	$222,653	$222,653	$166,154	$166,154	$118,317	$118,317
Cost of revenue:
Cost of revenue exclusive of amortization	25,866	25,866	19,421	19,421	11,085	11,085
Amortization	16,759	16,759	21,268	21,268	19,383	19,383
Gross profit	180,028	180,028	125,465	125,465	87,849	87,849
Operating expenses:
Sales and marketing	89,585	89,585	56,387	56,387	34,332	34,332
Product development	34,890	34,890	18,565	18,565	11,062	11,062
General and administrative	48,781	51,561	30,528	32,864	12,927	14,368
Depreciation and amortization	40,145	40,145	38,679	38,679	40,197	40,197
Transaction, integration, and restructuring expenses	7,890	7,890	6,287	6,287	3,776	3,776
Total operating expenses	221,291	224,071	150,446	152,782	102,294	103,735
Loss from operations	(41,263)	(44,043)	(24,981)	(27,317)	(14,445)	(15,886)
Other income (expense), net:
Other income (expense), net	10,236	10,579	143	294	(222)	(222)
Interest expense, net	(8,413)	(8,413)	(25,871)	(25,871)	(36,490)	(36,490)
Loss on extinguishment of debt	-	-	(9,873)	(9,873)	-	-
Total other income (expense), net	1,823	2,166	(35,601)	(35,450)	(36,712)	(36,712)
Loss before income taxes	(39,440)	(41,877)	(60,582)	(62,767)	(51,157)	(52,598)
Benefit from (provision for) income taxes	17,185	17,698	(675)	443	-	-
Net loss	(22,255)	(24,179)	(61,257)	(62,324)	(51,157)	(52,598)
Less: Net loss attributable to Definitive OpCo prior to the Reorganization Transactions	-	-	(33,343)	(34,068)	(51,157)	(52,598)
Less: Net loss attributable to noncontrolling interests	(16,218)	(16,957)	(10,237)	(10,416)	-	-
Net loss attributable to Definitive Healthcare Corp.	$(6,037)	$(7,222)	$(17,677)	$(17,840)	$-	$-
Net loss per share of Class A Common Stock:
Basic and diluted	$(0.06)	$(0.07)	$(0.19)	$(0.19)	N/A	N/A
Weighted average Common Stock outstanding:
Basic and diluted (1)	101,114,105	101,114,105	91,916,151	91,916,151	N/A	N/A

The following table sets forth the corrections in each of the line items affected in the consolidated balance sheets for each respective period:

(in thousands)	As previously reported	Restatement Adjustments	As Restated
December 31, 2022
Goodwill	$1,323,102	$1,631	$1,324,733
Total assets	2,120,993	1,631	2,122,624
Accrued expenses and other current liabilities	18,748	8,107	26,855
Total current liabilities	132,503	8,107	140,610
Tax receivable agreements liability, net of current portion	156,311	(1,200)	155,111
Total liabilities	633,772	6,907	640,679
Additional paid-in capital	972,077	(1,870)	970,207
Accumulated deficit	(23,714)	(1,348)	(25,062)
Noncontrolling interests	535,085	(2,058)	533,027
Total equity	1,487,221	(5,276)	1,481,945
Total liabilities and equity	2,120,993	1,631	2,122,624

December 31, 2021
Goodwill	$1,261,444	$1,631	$1,263,075
Total assets	2,115,988	1,631	2,117,619
Accrued expenses and other current liabilities	22,658	5,327	27,985
Total current liabilities	117,795	5,327	123,122
Tax receivable agreements liability, net of current portion	153,529	(783)	152,746
Deferred tax liabilities	75,888	513	76,401
Total liabilities	612,726	5,057	617,783
Additional paid-in capital	890,724	(1,732)	888,992
Accumulated deficit	(17,677)	(163)	(17,840)
Noncontrolling interests	630,056	(1,531)	628,525
Total equity	1,503,262	(3,426)	1,499,836
Total liabilities and equity	2,115,988	1,631	2,117,619

December 31, 2020
Goodwill	$1,261,444	$1,631	$1,263,075
Total assets	1,745,359	1,631	1,746,990
Accrued expenses and other current liabilities	17,321	2,561	19,882
Total current liabilities	88,723	2,561	91,284
Deferred tax liabilities	—	1,631	1,631
Other long-term liabilities	3,736	430	4,166
Total liabilities	549,796	4,622	554,418
Member's equity	1,195,694	(2,991)	1,192,703
Total equity	1,195,563	(2,991)	1,192,572
Total liabilities and equity	1,745,359	1,631	1,746,990

The following table sets forth the corrections in each of the line items affected in the consolidated statements of changes in members' equity and total equity for each respective period:

(in thousands)	Members' Equity	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
January 1, 2020
As reported	$1,216,240	$—	$—	$—	$1,216,240
Adjustment due to error correction prior to 2020	(1,550)	—	—	—	(1,550)
As restated	$1,214,690	$—	$—	$—	$1,214,690

December 31, 2020
As reported	$1,195,694	$—	$—	$—	$1,195,563
Adjustment due to cumulative error correction	(2,991)	—	—	—	(2,991)
As restated	$1,192,703	$—	$—	$—	$1,192,572

December 31, 2021
As reported	$—	$890,724	$(17,677)	$630,056	$1,503,262
Adjustment due to cumulative error correction	—	(1,732)	(163)	(1,531)	(3,426)
As restated	$—	$888,992	$(17,840)	$628,525	$1,499,836

December 31, 2022
As reported	$—	$972,077	$(23,714)	$535,085	$1,487,221
Adjustment due to cumulative error correction	—	(1,870)	(1,348)	(2,058)	(5,276)
As restated	$—	$970,207	$(25,062)	$533,027	$1,481,945

The following table sets forth the corrections in each of the line items affected in the consolidated statements of cash flows for each respective period:

(in thousands)	As previously reported	Error correction	As Restated
December 31, 2022
Net loss	$(22,255)	$(1,924)	$(24,179)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Tax receivable agreement remeasurement gain	(9,374)	(343)	(9,717)
Deferred income taxes	(17,293)	(513)	(17,806)
AP, accrued expenses, and other current liabilities	358	2,780	3,138

December 31, 2021
Net loss	$(61,257)	$(1,067)	$(62,324)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Tax receivable agreement remeasurement gain	—	(151)	(151)
Deferred income taxes	682	(1,118)	(436)
AP, accrued expenses, and other current liabilities	1,088	2,336	3,424

December 31, 2020
Net loss	$(51,157)	$(1,441)	$(52,598)
Adjustments to reconcile net loss to net cash provided by operating activities:
AP, accrued expenses, and other current liabilities	2,996	1,441	4,437

Quarterly Financial Statements (Unaudited)

The following table sets forth the corrections in each of the individual line items affected in the condensed consolidated statements of operations for each respective period:

	Three Months Ended
(in thousands)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Increase in general and administrative expense	$581	$664	$631	$904
Increase in gain on remeasurement of TRA liability (other income)	86	101	100	56
Increase in benefit from income taxes	513	—	—	—
(Decrease) increase in net (loss) income	(18)	563	531	(848)
Increase in net loss attributable to noncontrolling interests due to restatement items	25	227	200	287
(Decrease) increase in net (loss) income attributable to Definitive Healthcare Corp. due to restatement items	(43)	336	331	(561)

	Three Months Ended
(in thousands)	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Increase in general and administrative expense	$465	$331	$617	$923
Increase in gain on remeasurement of TRA liability (other income)	—	—	—	151
Increase in benefit from income taxes	240	236	212	430
Increase in net loss	225	95	405	342
Increase in net loss attributable to Definitive OpCo prior to the Reorganization Transactions due to restatement items	225	95	405	—
Increase in net loss attributable to noncontrolling interests due to restatement items	—	—	—	179
Increase in net loss attributable to Definitive Healthcare Corp. due to restatement items	—	—	—	163

	Three Months Ended
(in thousands)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Increase in general and administrative expense	$328	$319	$294	$500
Increase in net loss	328	319	294	500
Increase in net loss attributable to Definitive OpCo prior to the Reorganization Transactions due to restatement items	328	319	294	500

	Three Months Ended
	March 31, 2022		June 30, 2022
(in thousands, except share amounts and per share data)	As previously reported	As Restated	As previously reported	As Restated
Revenue	$50,124	$50,124	$54,548	$54,548
Cost of revenue:
Cost of revenue exclusive of amortization	5,950	5,950	6,198	6,198
Amortization	5,378	5,378	5,580	5,580
Gross profit	38,796	38,796	42,770	42,770
Operating expenses:
Sales and marketing	21,293	21,293	23,585	23,585
Product development	6,850	6,850	8,706	8,706
General and administrative	10,454	11,035	9,392	10,056
Depreciation and amortization	9,874	9,874	10,194	10,194
Transaction, integration, and restructuring expenses	1,310	1,310	2,107	2,107
Total operating expenses	49,781	50,362	53,984	54,648
Loss from operations	(10,985)	(11,566)	(11,214)	(11,878)
Other income (expense), net:
Other (expense) income, net	(101)	(15)	4,002	4,103
Interest expense, net	(1,884)	(1,884)	(2,580)	(2,580)
Total other (expense) income, net	(1,985)	(1,899)	1,422	1,523
Loss before income taxes	(12,970)	(13,465)	(9,792)	(10,355)
(Provision for) benefit from income taxes	(87)	426	213	213
Net loss	(13,057)	(13,039)	(9,579)	(10,142)
Less: Net loss attributable to noncontrolling interests	(4,433)	(4,458)	(4,429)	(4,656)
Net loss attributable to Definitive Healthcare Corp.	$(8,624)	$(8,581)	$(5,150)	$(5,486)
Net loss per share of Class A Common Stock:
Basic and diluted	$(0.09)	$(0.09)	$(0.05)	$(0.06)
Weighted average Common Stock outstanding:
Basic and diluted	97,158,823	97,158,823	99,203,697	99,203,697

	Three Months Ended
	September 30, 2022		December 31, 2022
(in thousands, except share amounts and per share data)	As previously reported	As Restated	As previously reported	As Restated
Revenue	$57,382	$57,382	$60,599	$60,599
Cost of revenue:
Cost of revenue exclusive of amortization	6,569	6,569	7,149	7,149
Amortization	3,155	3,155	2,646	2,646
Gross profit	47,658	47,658	50,804	50,804
Operating expenses:
Sales and marketing	21,184	21,184	23,523	23,523
Product development	9,205	9,205	10,129	10,129
General and administrative	13,718	14,349	15,217	16,121
Depreciation and amortization	10,037	10,037	10,040	10,040
Transaction, integration, and restructuring expenses	2,945	2,945	1,528	1,528
Total operating expenses	57,089	57,720	60,437	61,341
Loss from operations	(9,431)	(10,062)	(9,633)	(10,537)
Other income (expense), net:
Other income, net	5,528	5,628	807	863
Interest expense, net	(2,466)	(2,466)	(1,483)	(1,483)
Total other income (expense), net	3,062	3,162	(676)	(620)
Loss before income taxes	(6,369)	(6,900)	(10,309)	(11,157)
Benefit from income taxes	15	15	17,044	17,044
Net (loss) income	(6,354)	(6,885)	6,735	5,887
Less: Net loss attributable to noncontrolling interests	(3,665)	(3,865)	(3,691)	(3,978)
Net (loss) income attributable to Definitive Healthcare Corp.	$(2,689)	$(3,020)	$10,426	$9,865
Net (loss) income per share of Class A Common Stock:
Basic	$(0.03)	$(0.03)	$0.10	$0.09
Diluted	N/A	N/A	$0.07	$0.06
Weighted average Common Stock outstanding:
Basic	102,904,565	102,904,565	105,082,585	105,082,585
Diluted	N/A	N/A	154,006,454	154,006,454

	Three Months Ended
	March 31, 2021		June 30, 2021
(in thousands, except share amounts and per share data)	As previously reported	As Restated	As previously reported	As Restated
Revenue	$36,936	$36,936	$39,821	$39,821
Cost of revenue:
Cost of revenue exclusive of amortization	4,196	4,196	4,570	4,570
Amortization	5,241	5,241	5,299	5,299
Gross profit	27,499	27,499	29,952	29,952
Operating expenses:
Sales and marketing	11,743	11,743	12,884	12,884
Product development	3,794	3,794	4,277	4,277
General and administrative	4,636	5,101	6,375	6,706
Depreciation and amortization	9,446	9,446	9,608	9,608
Transaction, integration, and restructuring expenses	38	38	3,431	3,431
Total operating expenses	29,657	30,122	36,575	36,906
Loss from operations	(2,158)	(2,623)	(6,623)	(6,954)
Other income (expense), net:
Other income (expense), net	124	124	(100)	(100)
Interest expense, net	(8,454)	(8,454)	(8,316)	(8,316)
Total other expense, net	(8,330)	(8,330)	(8,416)	(8,416)
Loss before income taxes	(10,488)	(10,953)	(15,039)	(15,370)
Benefit from income taxes	-	240	-	236
Net loss	(10,488)	(10,713)	(15,039)	(15,134)
Less: Net loss attributable to Definitive OpCo prior to the Reorganization Transactions	(10,488)	(10,713)	(15,039)	(15,134)
Net loss attributable to Definitive Healthcare Corp.	$-	$-	$-	$-
Net loss per share of Class A Common Stock:
Basic and diluted	N/A	N/A	N/A	N/A
Weighted average Common Stock outstanding:
Basic and diluted	N/A	N/A	N/A	N/A

	Three Months Ended
	September 30, 2021		December 31, 2021
(in thousands, except share amounts and per share data)	As previously reported	As Restated	As previously reported	As Restated
Revenue	$43,084	$43,084	$46,313	$46,313
Cost of revenue:
Cost of revenue exclusive of amortization	5,129	5,129	5,526	5,526
Amortization	5,356	5,356	5,372	5,372
Gross profit	32,599	32,599	35,415	35,415
Operating expenses:
Sales and marketing	14,376	14,376	17,384	17,384
Product development	4,746	4,746	5,748	5,748
General and administrative	7,880	8,497	11,637	12,560
Depreciation and amortization	9,760	9,760	9,865	9,865
Transaction, integration, and restructuring expenses	(137)	(137)	2,955	2,955
Total operating expenses	36,625	37,242	47,589	48,512
Loss from operations	(4,026)	(4,643)	(12,174)	(13,097)
Other income (expense), net:
Other income, net	119	119	-	151
Interest expense, net	(7,186)	(7,186)	(1,915)	(1,915)
Loss on extinguishment of debt	(9,873)	(9,873)	-	-
Total other expense, net	(16,940)	(16,940)	(1,915)	(1,764)
Loss before income taxes	(20,966)	(21,583)	(14,089)	(14,861)
Benefit from (provision for) income taxes	-	212	(675)	(245)
Net loss	(20,966)	(21,371)	(14,764)	(15,106)
Less: Net loss attributable to Definitive OpCo prior to the Reorganization Transactions	(7,816)	(8,221)	-	-
Less: Net loss attributable to noncontrolling interests	(5,172)	(5,172)	(5,065)	(5,244)
Net loss attributable to Definitive Healthcare Corp.	$(7,978)	$(7,978)	$(9,699)	$(9,862)
Net loss per share of Class A Common Stock:
Basic and diluted	$(0.09)	$(0.09)	$(0.10)	$(0.11)
Weighted average Common Stock outstanding:
Basic and diluted	88,263,333	88,263,333	92,551,423	92,551,423

	Three Months Ended
	March 31, 2020		June 30, 2020
(in thousands, except share amounts and per share data)	As previously reported	As Restated	As previously reported	As Restated
Revenue	$26,341	$26,341	$28,245	$28,245
Cost of revenue:
Cost of revenue exclusive of amortization	2,693	2,693	2,564	2,564
Amortization	4,742	4,742	4,742	4,742
Gross profit	18,906	18,906	20,939	20,939
Operating expenses:
Sales and marketing	7,626	7,626	7,624	7,624
Product development	2,491	2,491	2,457	2,457
General and administrative	2,769	3,097	2,798	3,117
Depreciation and amortization	9,963	9,963	9,962	9,962
Transaction, integration, and restructuring expenses	440	440	268	268
Total operating expenses	23,289	23,617	23,109	23,428
Loss from operations	(4,383)	(4,711)	(2,170)	(2,489)
Other expense, net:
Interest expense, net	(9,452)	(9,452)	(9,328)	(9,328)
Total other expense, net	(9,452)	(9,452)	(9,328)	(9,328)
Loss before income taxes	(13,835)	(14,163)	(11,498)	(11,817)
Net loss	(13,835)	(14,163)	(11,498)	(11,817)
Less: Net loss attributable to Definitive OpCo prior to the Reorganization Transactions	(13,835)	(14,163)	(11,498)	(11,817)
Net loss attributable to Definitive Healthcare Corp.	$-	$-	$-	$-
Net loss per share of Class A Common Stock:
Basic and diluted	N/A	N/A	N/A	N/A
Weighted average Common Stock outstanding:
Basic and diluted	N/A	N/A	N/A	N/A

	Three Months Ended
	September 30, 2020		December 31, 2020
(in thousands, except share amounts and per share data)	As previously reported	As Restated	As previously reported	As Restated
Revenue	$30,073	$30,073	$33,658	$33,658
Cost of revenue:
Cost of revenue exclusive of amortization	2,619	2,619	3,209	3,209
Amortization	4,794	4,794	5,105	5,105
Gross profit	22,660	22,660	25,344	25,344
Operating expenses:
Sales and marketing	8,292	8,292	10,790	10,790
Product development	2,618	2,618	3,496	3,496
General and administrative	2,538	2,832	4,822	5,322
Depreciation and amortization	10,112	10,112	10,160	10,160
Transaction, integration, and restructuring expenses	40	40	3,028	3,028
Total operating expenses	23,600	23,894	32,296	32,796
Loss from operations	(940)	(1,234)	(6,952)	(7,452)
Other expense, net:
Other expense, net	-	-	(222)	(222)
Interest expense, net	(9,022)	(9,022)	(8,688)	(8,688)
Total other expense, net	(9,022)	(9,022)	(8,910)	(8,910)
Loss before income taxes	(9,962)	(10,256)	(15,862)	(16,362)
Net loss	(9,962)	(10,256)	(15,862)	(16,362)
Less: Net loss attributable to Definitive OpCo prior to the Reorganization Transactions	(9,962)	(10,256)	(15,862)	(16,362)
Net loss attributable to Definitive Healthcare Corp.	$-	$-	$-	$-
Net loss per share of Class A Common Stock:
Basic and diluted	N/A	N/A	N/A	N/A
Weighted average Common Stock outstanding:
Basic and diluted	N/A	N/A	N/A	N/A

The following table sets forth the corrections in each of the individual line items affected in the condensed consolidated balance sheets for each respective period:

(in thousands)	As previously reported	Restatement Adjustments	As Restated
March 31, 2020
Accrued expenses and other current liabilities	$6,980	$1,878	$8,858
Total current liabilities	95,947	1,878	97,825
Members' equity	1,202,835	(1,878)	1,200,957
Total equity	1,202,835	(1,878)	1,200,957
Total liabilities and equity	1,735,228	—	1,735,228

June 30, 2020
Accrued expenses and other current liabilities	$6,915	$2,197	$9,112
Total current liabilities	94,962	2,197	97,159
Members' equity	1,191,731	(2,197)	1,189,534
Total equity	1,191,731	(2,197)	1,189,534
Total liabilities and equity	1,724,606	—	1,724,606

September 30, 2020
Accrued expenses and other current liabilities	$4,070	$2,491	$6,561
Total current liabilities	82,235	2,491	84,726
Members' equity	1,180,168	(2,491)	1,177,677
Total equity	1,180,168	(2,491)	1,177,677
Total liabilities and equity	1,702,689	—	1,702,689

(in thousands)	As previously reported	Restatement Adjustments	As Restated
March 31, 2021
Goodwill	$1,261,444	$1,631	$1,263,075
Total assets	1,737,840	1,631	1,739,471
Accrued expenses and other current liabilities	13,219	3,456	16,675
Total current liabilities	91,642	3,456	95,098
Deferred tax liabilities	—	1,391	1,391
Total liabilities	552,196	4,847	557,043
Members' equity	1,185,612	(3,216)	1,182,396
Total equity	1,185,644	(3,216)	1,182,428
Total liabilities and equity	1,737,840	1,631	1,739,471

June 30, 2021
Goodwill	$1,261,444	$1,631	$1,263,075
Total assets	1,729,513	1,631	1,731,144
Accrued expenses and other current liabilities	20,485	3,787	24,272
Total current liabilities	98,606	3,787	102,393
Deferred tax liabilities	—	1,155	1,155
Total liabilities	555,140	4,942	560,082
Members' equity	1,174,360	(3,311)	1,171,049
Total equity	1,174,373	(3,311)	1,171,062
Total liabilities and equity	1,729,513	1,631	1,731,144

September 30, 2021
Goodwill	$1,261,444	$1,631	$1,263,075
Total assets	1,869,799	1,631	1,871,430
Accrued expenses and other current liabilities	19,296	4,404	23,700
Total current liabilities	103,037	4,404	107,441
Tax receivable agreements liability, net of current portion	146,106	(601)	145,505
Deferred tax liabilities	71,341	943	72,284
Total liabilities	586,715	4,746	591,461
Additional paid-in capital	700,773	(1,655)	699,118
Noncontrolling interests	590,177	(1,460)	588,717
Total equity	1,283,084	(3,115)	1,279,969
Total liabilities and equity	1,869,799	1,631	1,871,430

(in thousands)	As previously reported	Restatement Adjustments	As Restated
March 31, 2022
Goodwill	$1,323,516	$1,631	$1,325,147
Total assets	2,141,728	1,631	2,143,359
Accrued expenses and other current liabilities	12,837	5,908	18,745
Total current liabilities	122,015	5,908	127,923
Tax receivable agreements liability, net of current portion	154,673	(873)	153,800
Total liabilities	644,463	5,035	649,498
Additional paid-in capital	899,485	(1,741)	897,744
Accumulated deficit	(26,301)	(120)	(26,421)
Noncontrolling interests	623,065	(1,543)	621,522
Total equity	1,497,265	(3,404)	1,493,861
Total liabilities and equity	2,141,728	1,631	2,143,359

June 30, 2022
Property and equipment, net	$4,760	$(64)	$4,696
Operating lease right-of-use assets, net	10,552	(76)	10,476
Intangible assets, net	372,196	(181)	372,015
Goodwill	1,322,959	1,631	1,324,590
Total assets	2,122,855	1,310	2,124,165
Accrued expenses and other current liabilities	14,682	6,572	21,254
Total current liabilities	119,188	6,572	125,760
Tax receivable agreements liability, net of current portion	155,900	(1,000)	154,900
Total liabilities	634,155	5,572	639,727
Additional paid-in capital	929,842	(1,795)	928,047
Accumulated other comprehensive income	1,994	(321)	1,673
Accumulated deficit	(31,451)	(456)	(31,907)
Noncontrolling interests	588,215	(1,690)	586,525
Total equity	1,488,700	(4,262)	1,484,438
Total liabilities and equity	2,122,855	1,310	2,124,165

September 30, 2022
Goodwill	$1,322,959	$1,631	$1,324,590
Total assets	2,119,773	1,631	2,121,404
Accrued expenses and other current liabilities	18,885	7,203	26,088
Total current liabilities	121,552	7,203	128,755
Tax receivable agreements liability, net of current portion	157,175	(1,143)	156,032
Total liabilities	642,251	6,060	648,311
Additional paid-in capital	962,874	(1,873)	961,001
Accumulated deficit	(34,140)	(787)	(34,927)
Noncontrolling interests	544,772	(1,769)	543,003
Total equity	1,477,522	(4,429)	1,473,093
Total liabilities and equity	2,119,773	1,631	2,121,404

The following table sets forth the corrections in each of the line items affected in the consolidated statements of members' equity and total equity for each respective period:

(in thousands)	Members' Equity	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
March 31, 2020
As reported	$1,202,835	$—	$—	$—	$1,202,835
Adjustment due to cumulative error correction	(1,878)	—	—	—	(1,878)
As restated	$1,200,957	$—	$—	$—	$1,200,957

June 30, 2020
As reported	$1,191,731	$—	$—	$—	$1,191,731
Adjustment due to cumulative error correction	(2,197)	—	—	—	(2,197)
As restated	$1,189,534	$—	$—	$—	$1,189,534

September 30, 2020
As reported	$1,180,168	$—	$—	$—	$1,180,168
Adjustment due to cumulative error correction	(2,491)	—	—	—	(2,491)
As restated	$1,177,677	$—	$—	$—	$1,177,677

December 31, 2020
As reported	$1,195,694	$—	$—	$—	$1,195,563
Adjustment due to cumulative error correction	(2,991)	—	—	—	(2,991)
As restated	$1,192,703	$—	$—	$—	$1,192,572

(in thousands)	Members' Equity	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
March 31, 2021
As reported	$1,185,612	$—	$—	$—	$1,185,644
Adjustment due to cumulative error correction	(3,216)	—	—	—	(3,216)
As restated	$1,182,396	$—	$—	$—	$1,182,428

June 30, 2021
As reported	$1,174,360	$—	$—	$—	$1,174,373
Adjustment due to cumulative error correction	(3,311)	—	—	—	(3,311)
As restated	$1,171,049	$—	$—	$—	$1,171,062

September 30, 2021
As reported	$—	$700,773	$(7,978)	$590,177	$1,283,084
Adjustment due to cumulative error correction	—	(1,655)	—	(1,460)	(3,115)
As restated	$—	$699,118	$(7,978)	$588,717	$1,279,969

December 31, 2021
As reported	$—	$890,724	$(17,677)	$630,056	$1,503,262
Adjustment due to cumulative error correction	—	(1,732)	(163)	(1,531)	(3,426)
As restated	$—	$888,992	$(17,840)	$628,525	$1,499,836

(in thousands)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
March 31, 2022
As reported	$899,485	$918	$(26,301)	$623,065	$1,497,265
Adjustment due to cumulative error correction	(1,741)	—	(120)	(1,543)	(3,404)
As restated	$897,744	$918	$(26,421)	$621,522	$1,493,861

June 30, 2022
As reported	$929,842	$1,994	$(31,451)	$588,215	$1,488,700
Adjustment due to cumulative error correction	(1,795)	(321)	(456)	(1,690)	(4,262)
As restated	$928,047	$1,673	$(31,907)	$586,525	$1,484,438

September 30, 2022
As reported	$962,874	$3,911	$(34,140)	$544,772	$1,477,522
Adjustment due to cumulative error correction	(1,873)	—	(787)	(1,769)	(4,429)
As restated	$961,001	$3,911	$(34,927)	$543,003	$1,473,093

December 31, 2022
As reported	$972,077	$3,668	$(23,714)	$535,085	$1,487,221
Adjustment due to cumulative error correction	(1,870)	—	(1,348)	(2,058)	(5,276)
As restated	$970,207	$3,668	$(25,062)	$533,027	$1,481,945

The Company did not present tables for quarterly adjustments within the consolidated statements of cash flows since all of the foregoing adjustments only affected financial statement line items within cash flows from operating activities. The adjustments did not affect total cash flows from operating activities, financing activities, or investing activities for any period presented.

4.
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

The contingent consideration is based on the achievement of certain expense control metrics during the two-year period following the acquisition date, with potential earn-out payouts ranging from $0 to $5.0 million. The Company estimated the fair value of the contingent consideration to be $1.0 million as of February 18, 2022, based on the estimated achievement of the expense control metrics and time to payment. The Company estimated the fair value of the contingent consideration to be $2.3 million at December 31, 2022. The contingent consideration was recorded in Other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2022. Refer to Note 13. Fair Value Measurements.

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

The amortization periods for the customer relationships, developed software, and tradenames are 20 years, 6 years, and 5 years, respectively. See Note 10 for the estimated total intangible amortization expense during the next five years.

In connection with the acquisition, the Company recognized acquisition related costs of $1.3 million which were recorded within transaction expenses in the accompanying consolidated statements of operations for the year ended December 31, 2022.

During the year ended December 31, 2022 and 2021, AW’s post-acquisition revenue and net loss on a standalone basis were not material.

Unaudited Pro Forma Supplementary Data as if the transaction had occurred on January 1, 2021:

	For the Year Ended December 31,
	2022	2021
(in thousands)	(As Restated)
Revenue	$224,130	$176,169
Net loss	(26,443)	(62,192)

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

Based on the achievement of certain ARR targets, the fair value of the contingent consideration was $7.5 million as of December 31, 2021. The Company estimated the fair value of the contingent consideration to be $5.2 million at December 31, 2020 based on the achievement of Annual 2020 ARR targets and the probability of achieving the 2021 targets. Refer to Note 13. Fair Value Measurements for more detail.

The purchase accounting for the Monocl acquisition was finalized as of December 31, 2020. The final allocation of the acquisition-date fair values of assets and liabilities pertaining to this business combination as of December 31, 2020, was as follows:

(in thousands)	October 27, 2020
Purchase price allocation:	(As Restated)
Cash	$2,774
Accounts receivable	788
Prepaid expenses and other current assets	614
Property and equipment	20
Intangible assets	18,900
Accounts payable and accrued expenses	(2,137)
Deferred revenue	(2,884)
Deferred tax liabilities	(1,631)
Total assets acquired and liabilities assumed	16,444
Goodwill	29,902
Purchase price	$46,346

As a result of the Monocl acquisition, the Company recorded goodwill, customer relationships, data, technology, and trademark of $29.9 million, as restated, $11.9 million, $3.0 million, $2.6 million and $1.4 million, respectively, as of the acquisition date. The goodwill recognized includes the fair value of the assembled workforce, which is not recognized as an intangible asset separable from goodwill, and any expected synergies gained through the acquisition. The Company determined that the goodwill resulting from the acquisition is not deductible for tax purposes. In connection with the acquisition, the Company also recorded deferred revenue of $2.9 million and a contingent consideration liability of $2.6 million. See Note 13. Fair Value Measurements for more detail on determination of fair value.

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

The weighted average amortization period for the customer relationships, tradenames, technology, and data is 15 years, 17 years, 8 years and 3 years, respectively. See Note 10 for the estimated total intangible amortization expense during the next five years.

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

Unaudited Pro Forma Supplementary Data

Year Ended December 31, 2020
(in thousands)	(As Restated)
Revenue	$122,333
Net loss	(59,791)

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

5.
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

6.
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

7.
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

8.
Accounts Receivable

Accounts receivable consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Accounts receivable	$59,780	$44,303
Unbilled receivable	881	430
	60,661	44,733
Less: allowance for doubtful accounts	(1,862)	(1,397)
Accounts receivable, net	$58,799	$43,336

9.
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

10.
Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets, as of December 31, 2022 and 2021, consist of the following:

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)	(As Restated)
Finite-lived intangible assets:
Customer relationships	$409,430	$(128,745)	$280,685
Developed technologies	56,965	(25,514)	31,451
Tradenames	35,914	(7,150)	28,764
Database	50,215	(40,393)	9,822
Total finite-lived intangible assets	552,524	(201,802)	350,722
Goodwill	1,324,733	—	1,324,733
Total goodwill and intangible assets	$1,877,257	$(201,802)	$1,675,455

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)	(As Restated)
Finite-lived intangible assets:
Customer relationships	$370,030	$(92,942)	$277,088
Developed technologies	51,100	(17,475)	33,625
Tradenames	35,500	(5,034)	30,466
Database	43,080	(31,789)	11,291
Total finite-lived intangible assets	499,710	(147,240)	352,470
Goodwill	1,263,075	—	1,263,075
Total goodwill and intangible assets	$1,762,785	$(147,240)	$1,615,545

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

The carrying amount of goodwill increased by $61.7 million during the year ended December 31, 2022 as a result of the AW acquisition (Note 4).

The Company determined it had one reporting unit. The Company performed its annual impairment assessment in the fourth quarters of 2022, 2021 and 2020 and determined there was no impairment to its goodwill or intangible assets in either year.

11.
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

12.
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

Cash Flow Hedges of Interest Rate Risk

The Company entered into two interest rate swap agreements, effective on March 31, 2022. Until October 31, 2022, the counterparties to each of the agreements paid the Company interest at a floating rate on the notional amounts based on the one-month USD-LIBOR swap rate. On October 31, 2022, in conjunction with the amendment to the 2021 Credit Agreement (See Note 11. Long-Term Debt), the Company amended the two interest rate swap agreements to replace the LIBO rate with Term SOFR. As a result, subsequent to October 31, 2022, the counterparties paid and will continue to pay interest at a floating rate based on Term SOFR.

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

13.
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

Non-recurring fair value measurements

Certain assets and liabilities, including property, plant and equipment, lease right-of-use assets, goodwill and other intangible assets, are measured at fair value on a non-recurring basis. These assets are remeasured when the derived fair value is below the carrying value on the Company’s consolidated balance sheet. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. When impairment has occurred, the Company measures the required charges and adjusts the carrying value as discussed in Note 2. Summary of Significant Accounting Policies. For discussion about the impairment testing of assets not measured at fair value on a recurring basis see Note 10. Goodwill and Intangible Assets for additional details.

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

14.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2022	December 31, 2021
(in thousands)	(As Restated)
Payroll and payroll-related	$11,961	$10,311
Contingent consideration, current	—	7,500
Sales, franchise and other taxes	11,738	7,203
Other	3,156	2,971
Accrued expenses and other current liabilities	$26,855	$27,985

In the first quarter of 2023, the Company began a review of its sales tax positions, and related accounting matters, with the assistance of outside consultants. As a result of the review, subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, the Company determined during the second quarter of 2023 that sales in certain states were subject to sales tax and that the Company had not assessed such sales tax on sales of its services to customers. As of December 31, 2022 and 2021, the Company has accrued a sales tax accrual, which includes maximum penalties and interest, of $8.1 million and $5.3 million, respectively.

15.
Commitments and Contingencies

The Company enters into purchase obligations in the normal course of doing business. The estimated annual minimum purchase commitments under those agreements were as follows for each of the years ending December 31:

(in thousands)
2023	$11,032
2024	10,237
2025	6,491
$27,760

16.
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

17.
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

In 2020, the Company contributed $25.4 million worth of its Class A Units to partially fund the acquisition of Monocl that occurred in October 2020 (see Note 4. Acquisitions and Investments). The Company also received an additional $6.4 million contribution for buy-in of Class A Units from certain members.

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

Refer to Note 18. Equity-Based Compensation for more detail on Class B Units.

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

18.
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

19.
Retirement Plan

The Company has a 401(k) plan covering all employees who have met certain eligibility requirements. The Company made matching contributions in accordance with the plan documents. The Company incurred $3.4 million, $2.3 million and $1.6 million in employer matching contributions during the years ended December 31, 2022, 2021 and 2020, respectively.

20.
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

Income Tax Expense

U.S. and foreign components of income before income taxes were as follows:

	Year Ended December 31,
	2022	2021	2020
(in thousands)	(As Restated)
Domestic	$(37,054)	$(58,782)	$(51,051)
Foreign	(4,823)	(3,985)	(1,547)
Loss before income taxes	$(41,877)	$(62,767)	$(52,598)

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2022	2021	2020
(in thousands)	(As Restated)
Current income taxes:
U.S. federal	$82	$(7)	$10
U.S. state and local	26	—	1
Total current income taxes	$108	$(7)	$11
Deferred income taxes:
U.S. federal	$(1,160)	$497	$58
U.S. state and local	(15,904)	185	(7)
Foreign	(742)	(1,118)	—
Total deferred income taxes	$(17,806)	$(436)	$51
Income tax (benefit) expense	$(17,698)	$(443)	$62

Effective Income Tax Rate

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate were as follows:

	Year Ended December 31,
	2022	2021	2020
	(As Restated)
Expected U.S. federal income taxes at statutory rate	21.00%	21.00%	21.00%
Change in valuation allowance	(35.31)	(13.32)	0.58
State and local income taxes, net of federal benefit	37.87	(0.29)	(0.14)
Outside basis adjustment	17.82	9.23	—
Partnership income, not subject to taxation	(8.50)	(19.55)	(27.37)
Return to provision	3.73	3.54	0.45
TRA remeasurement	4.87	0.05	—
Research and development credits	1.34	0.16	—
Foreign rate differential	1.27	(0.02)	(0.01)
Stock compensation	(1.16)	—	—
Other	(0.67)	(0.09)	5.37
Effective income tax rate	42.26%	0.71%	(0.12)%

Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2022	2021	2020
(in thousands)	(As Restated)
Deferred income tax assets:
Net operating loss carry forwards	$52,534	$39,619	$3,876
Outside partnership basis difference	61,895	44,821	—
Tax receivable agreement	11,271	5,329	—
Other	1,131	845	74
Deferred income tax assets	126,831	90,614	3,950
Less valuation allowance	(188,237)	(162,955)	(1,430)
Deferred income tax assets, net of valuation allowance	$(61,406)	$(72,341)	$2,520
Deferred income tax liabilities:
Goodwill and intangibles	$(14,126)	$(3,673)	$(3,990)
Deferred revenue and advances	(107)	(229)	—
Deferred income tax liabilities	(14,233)	(3,902)	(3,990)
Net deferred tax (liabilities) assets	$(75,639)	$(76,243)	$(1,470)

	Year Ended December 31,
	2022	2021	2020
(in thousands)	(As Restated)
Reported as:
Non-current deferred tax assets (included within Other assets)	$98	$158	$161
Non-current deferred tax liabilities	(75,737)	(76,401)	(1,631)
Net deferred tax assets (liabilities)	$(75,639)	$(76,243)	$(1,470)

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

Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA, and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then the Company would not be required to make the related TRA payments. Therefore, the Company only recognizes a liability for the TRA if it determines whether it is probable that it will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. The realizability of the deferred tax assets is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. Based on current projections, the Company anticipates having sufficient taxable income to partially realize some of these benefits and has recorded a TRA liability of $155.1 million as of December 31, 2022. The TRA liability increased by $2.4 million during the year ended December 31, 2022, increasing $12.1 million with an offsetting adjustment to accumulated paid-in capital for current year LLC unit exchanges, while concurrently decreasing by $9.7 million for remeasurement of the liability based on future realizability of tax attributes with an offsetting adjustment to other income, net in the consolidated statements of operations. The Company did not make any payments on its TRA liability during the year. To the extent that the Company determines it is able to realize the tax benefits associated with the basis adjustments and net operating losses, the Company would record an additional liability of $110.3 million for a total liability of $265.4 million. Should the Company anticipate a reduction in future taxable income, it would record a reduction in the TRA liability that would result in a benefit recorded within the consolidated statements of operations.

21.
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

	Year Ended December 31, 2022	Year Ended December 31, 2021
(in thousands)	(As Restated)
Numerator:
Net loss	$(24,179)	$(62,324)
Less: Net loss attributable to Definitive OpCo before Reorganization Transactions	—	(34,068)
Less: Net loss attributable to noncontrolling interests	(16,957)	(10,416)
Net loss attributable to Definitive Healthcare Corp.	$(7,222)	$(17,840)

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock:

	Year Ended December 31, 2022	Year Ended December 31, 2021
(in thousands, except number of shares and per share amounts)	(As Restated)
Basic net loss per share attributable to common stockholders
Numerator:
Allocation of net loss attributable to Definitive Healthcare Corp.	$(7,222)	$(17,840)
Weighted average number of shares of Class A outstanding	101,114,105	91,916,151
Net loss per share, basic and diluted	$(0.07)	$(0.19)

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

22.
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

For a summary of our revenue disaggregated by service, refer to Note 5. Revenue.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. Long-lived assets by geographic area presented based upon the location of the assets are as follows:

(in thousands)	December 31, 2022	December 31, 2021
United States	$3,911	$4,705
Rest of world	553	364
Total long-lived assets	$4,464	$5,069

23.
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

24.
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