Form 10-Q/A
period 2023-03-31
Definitive Healthcare Corp.
filed 2023-08-14
CIK 1861795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Definitive Healthcare Corp. (“we,” “us,”, “our”, and the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 4, 2023 (the “Original Report”).

In filing this Amendment, the Company is restating its previously issued unaudited condensed consolidated financial statements as of and for the quarterly periods ended March 31, 2023 and 2022, to account for material misstatements related to the collection of sales taxes on sales of services to customers as further described below (the “Misstatements”), along with other immaterial adjustments. Those previously issued financial statements should no longer be relied upon. In addition, we have filed an amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (together with this Amendment, the “Amended Reports”) to account for the Misstatements during the periods presented therein (such periods, together with the periods presented herein, the “Affected Periods”). All material restatement information that relates to the Misstatements will be included in the Amended Reports, and we do not intend to separately amend other filings that the Company has previously filed with the SEC.

Accordingly, investors and other readers should rely only on the financial information and other disclosures regarding the periods described above in the Amended Reports and in any other future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the Affected Periods described above.

Background and Effects of the Restatement

In the first quarter of 2023, the Company began a review of its sales tax positions, and related accounting matters, with the assistance of outside consultants. As a result of the review, subsequent to the filing of the Original Report, the Company determined during the second quarter of 2023 that sales in certain states were subject to sales tax and that the Company had not assessed such sales tax on sales of its services to customers. The Company determined that it did not accrue sales taxes and corrected these misstatements by recording sales tax accruals through general and administrative expense as of the end of the Affected Periods. These accrual amounts assume that (i) customers who have not yet provided certificates or other documentation of exemption from sales tax are taxable, (ii) maximum interest and penalty assessments may be imposed, and (iii) the Company will not receive waivers of interest and penalties or other benefits under agreements it may obtain with jurisdictions from its outreach with voluntary disclosures. The Company expects to make adjustments to the sales tax liability in future periods as and if it obtains any waivers of interest and penalties or other benefits from its voluntary disclosures and as and if it obtains additional documentation from customers supporting exemption from sales tax. In addition, the Company has corrected other immaterial errors. The Company has identified the Misstatements described below, and this Amendment restates the previously issued financial statements of the Company identified above and certain other related disclosures that were included in the Original Report.

The Misstatements that appeared in the previously issued financial statements of the Company were material. A summary of the impact of the adjustments described above, as of and for the three months ended March 31, 2023 and 2022, is as follows:

	Three Months Ended
	March 31, 2023		March 31, 2022
(in thousands)	As previously reported	As Restated	As previously reported	As Restated
Net loss	$(15,600)	$(15,972)	$(13,057)	$(13,039)
Net loss attributable to noncontrolling interests	(3,783)	(3,909)	(4,433)	(4,458)
Net loss attributable to Definitive Healthcare Corp.	(11,817)	(12,063)	(8,624)	(8,581)

	As of
	March 31, 2023		December 31, 2022
(in thousands)	As previously reported	As Restated	As previously reported	As Restated
Total assets	$2,115,236	$2,116,867	$2,120,993	$2,122,624
Total liabilities	645,785	653,009	633,772	640,679
Total equity	1,469,451	1,463,858	1,487,221	1,481,945

Restatement of Condensed Consolidated Financial Statements

This Amendment includes unaudited restated condensed consolidated financial statements for the fiscal quarters ended March 31, 2023 and 2022. In addition to correcting the Misstatements, the restated consolidated financial statements for the fiscal quarters ended March 31, 2023 and 2022 also correct previously identified misstatements that the Company determined to be immaterial, both individually and in the aggregate. For additional information, see Note 2 of “Notes to the Condensed Consolidated Financial Statements” in this Amendment.

Internal Control Considerations

Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2023 as further described in Part I, Item 4 of this Amendment, and concluded that a material weakness existed and that internal control over financial reporting and disclosure controls and procedures were not effective during the quarter ended March 31, 2023.

Items Amended in this Filing

This Amendment amends and restates the following items of the Original Report as of and for the fiscal quarter ended March 31, 2023:

•
Part I — Item 1. Interim Financial Statements (Unaudited)
•
Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•
Part I — Item 4. Controls and Procedures
•
Part II — Item 1A. Risk Factors
•
Part II — Item 6. Exhibits

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

Definitive Healthcare Corp.

Amendment No. 1 on Form 10-Q/A to Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2023

GLOSSARY

As used in this Amendment, the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise. References in this Amendment to “Definitive Healthcare Corp.” refer to Definitive Healthcare Corp. and not to any of its subsidiaries unless the context indicates otherwise. References in this Amendment to “Definitive Healthcare”, “Definitive”, the “Company”, “we”, “us”, and “our” refer (1) prior to the consummation of the Reorganization Transactions, to Definitive OpCo and its consolidated subsidiaries, and (2) after the consummation of the Reorganization Transactions, to Definitive Healthcare Corp. and its consolidated subsidiaries unless the context indicates otherwise.

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
•
“Reorganization Transactions” refers to transactions completed in connection with the Company’s IPO as defined within Note 1 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Amendment.
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

For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with Part I, Item 1A, “Risk Factors,” in our Amendment No. 1 on Form 10-K/A to Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K/A”) filed with the SEC on August 14, 2023, and Part II, Item 1A in this Amendment and the other cautionary statements that are included elsewhere in this Amendment and in our public filings, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any forward-looking statement made by us speaks only as of the date on which we make it. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

(Unaudited)

	March 31, 2023	December 31, 2022
	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$124,961	$146,934
Short-term investments	218,955	184,939
Accounts receivable, net	51,801	58,799
Prepaid expenses and other current assets	14,711	12,686
Current portion of deferred contract costs	11,064	10,387
Total current assets	421,492	413,745
Property and equipment, net	4,452	4,464
Operating lease right-of-use assets, net	9,118	9,681
Other assets	3,697	4,683
Deferred contract costs, net of current portion	15,080	14,596
Intangible assets, net	338,295	350,722
Goodwill	1,324,733	1,324,733
Total assets	$2,116,867	$2,122,624
Liabilities and Equity
Current liabilities:
Accounts payable	4,535	3,948
Accrued expenses and other current liabilities	29,316	26,855
Current portion of deferred revenue	105,362	99,692
Current portion of term loan	10,313	8,594
Current portion of operating lease liabilities	1,640	1,521
Total current liabilities	151,166	140,610
Long term liabilities:
Deferred revenue, net of current portion	138	236
Term loan, net of current portion	252,465	255,765
Operating lease liabilities, net of current portion	9,491	9,969
Tax receivable agreements liability, net of current portion	160,399	155,111
Deferred tax liabilities	78,315	75,737
Other long-term liabilities	1,035	3,251
Total liabilities	653,009	640,679

Equity:
Class A Common Stock, par value $0.001, 600,000,000 shares authorized, 110,162,665 and 105,138,273 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	110	105
Class B Common Stock, par value $0.00001, 65,000,000 shares authorized, 45,626,933 and 44,217,344 shares issued and outstanding, respectively, at March 31, 2023, and 50,433,101 and 48,923,952 shares issued and outstanding, respectively at December 31, 2022	—	—
Additional paid-in capital	1,018,692	970,207
Accumulated other comprehensive income	2,793	3,668
Accumulated deficit	(37,125)	(25,062)
Noncontrolling interests	479,388	533,027
Total equity	1,463,858	1,481,945
Total liabilities and equity	$2,116,867	$2,122,624

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share amounts and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(As Restated)
Revenue	$59,201	$50,124
Cost of revenue:
Cost of revenue exclusive of amortization	8,552	5,950
Amortization	3,354	5,378
Gross profit	47,295	38,796
Operating expenses:
Sales and marketing	23,423	21,293
Product development	9,884	6,850
General and administrative	14,079	11,035
Depreciation and amortization	9,590	9,874
Transaction, integration, and restructuring expenses	2,590	1,310
Total operating expenses	59,566	50,362
Loss from operations	(12,271)	(11,566)
Other income (expense), net:
Interest income	2,834	70
Interest expense	(3,614)	(1,954)
Other expense, net	(3,631)	(15)
Total other expense, net	(4,411)	(1,899)
Net loss before income taxes	(16,682)	(13,465)
Benefit from income taxes	710	426
Net loss	(15,972)	(13,039)
Less: Net loss attributable to noncontrolling interests	(3,909)	(4,458)
Net loss attributable to Definitive Healthcare Corp.	$(12,063)	$(8,581)
Net loss per share of Class A Common Stock:
Basic and diluted	$(0.11)	$(0.09)
Weighted average Class A Common Stock outstanding:
Basic and diluted	108,234,043	97,158,823

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(As Restated)
Net loss	$(15,972)	$(13,039)
Other comprehensive loss:
Foreign currency translation adjustments	19	6
Unrealized gain (loss) on available-for-sale securities	89	(309)
Unrealized (loss) gain on interest rate hedging instruments	(1,355)	1,646
Comprehensive loss	(17,219)	(11,696)
Less: Comprehensive loss attributable to noncontrolling interests	(4,281)	(3,971)
Comprehensive loss attributable to Definitive Healthcare Corp.	$(12,938)	$(7,725)

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

(amounts in thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31, 2023
							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Amount	Stock	Amount	Capital	Deficit	Income	Interests	Equity
Balance at January 1, 2023, as restated	105,138,273	$105	50,433,101	$—	$970,207	$(25,062)	$3,668	$533,027	$1,481,945
Net loss, as restated	—	—	—	—	—	(12,063)	—	(3,909)	(15,972)
Other comprehensive loss	—	—	—	—	—	—	(875)	(372)	(1,247)
Vested incentive units	—	—	—	—	(505)	—	—	505	—
Issuance of Class A Common Stock upon vesting of RSUs	380,676	—	—	—	828	—	—	(828)	—
Shares withheld related to net share settlement	(127,829)	—	—	—	(1,530)	—	—	—	(1,530)
Effect of LLC unit exchanges, as restated	4,771,545	5	(4,771,545)	—	41,881	—	—	(52,352)	(10,466)
Forfeited unvested incentive units	—	—	(34,623)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	7,811	—	—	3,317	11,128
Balance at March 31, 2023, as restated	110,162,665	$110	45,626,933	$—	$1,018,692	$(37,125)	$2,793	$479,388	$1,463,858

	Three Months Ended March 31, 2022
							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Amount	Stock	Amount	Capital	Deficit	Income	Interests	Equity
Balance at January 1, 2022, as restated	97,030,095	$97	58,244,627	$—	$888,992	$(17,840)	$62	$628,525	$1,499,836
Net loss, as restated	—	—	—	—	—	(8,581)	—	(4,458)	(13,039)
Other comprehensive income	—	—	—	—	—	—	856	487	1,343
Vested incentive units	—	—	—	—	(696)	—	—	696	—
Effect of LLC unit exchanges, as restated	544,302	1	(544,302)	—	5,071	—	—	(5,965)	(893)
Forfeited unvested incentive units	—	—	(33,549)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	4,377	—	—	2,495	6,872
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(258)	(258)
Balance at March 31, 2022, as restated	97,574,397	$98	57,666,776	$—	$897,744	$(26,421)	$918	$621,522	$1,493,861

See notes to condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(As Restated)
Cash flows provided by (used in) operating activities:
Net loss	$(15,972)	$(13,039)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	513	525
Amortization of intangible assets	12,431	14,727
Amortization of deferred contract costs	2,860	1,875
Equity-based compensation	11,128	6,872
Amortization of debt issuance costs	176	176
Provision for doubtful accounts receivable	22	9
Non-cash restructuring charges related to office leases	157	—
Tax receivable agreement remeasurement	3,552	162
Deferred income taxes	(773)	(444)
Changes in operating assets and liabilities:
Accounts receivable	6,966	8,526
Prepaid expenses and other current assets	(3,796)	692
Deferred contract costs	(4,021)	(3,299)
Contingent consideration	—	(6,400)
Accounts payable, accrued expenses, and other liabilities	(3,855)	(2,998)
Deferred revenue	5,569	6,249
Net cash provided by operating activities	14,957	13,633
Cash flows (used in) provided by investing activities:
Purchases of property, equipment, and other assets	(1,338)	(794)
Purchases of short-term investments	(90,252)	(109,559)
Maturities of short-term investments	58,120	—
Cash paid for acquisitions, net of cash acquired	—	(56,499)
Net cash used in investing activities	(33,470)	(166,852)
Cash flows used in financing activities:
Repayments of term loans	(1,719)	(1,719)
Taxes paid related to net share settlement of equity awards	(1,530)	—
Payment of contingent consideration	—	(1,100)
Payments under tax receivable agreement	(246)	—
Payments of equity offering issuance costs	(30)	(1,299)
Member distributions	—	(258)
Net cash used in financing activities	(3,525)	(4,376)
Net decrease in cash and cash equivalents	(22,038)	(157,595)
Effect of exchange rate changes on cash and cash equivalents	65	(108)
Cash and cash equivalents, beginning of period	146,934	387,498
Cash and cash equivalents, end of period	$124,961	$229,795
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$3,475	$1,771
Income taxes	$79	$—
Acquisitions:
Net assets acquired, net of cash acquired	$—	$97,499
Initial cash investment in prior year	—	(40,000)
Contingent consideration	—	(1,000)
Net cash paid for acquisitions	$—	$56,499
Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accrued expenses	$333	$3,500

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Description of Business and Organization

Definitive Healthcare Corp. (the “Company”) was formed on May 5, 2021 as a Delaware corporation to facilitate an initial public offering (“IPO”) and other related transactions to carry on the business of AIDH TopCo, LLC (“Definitive OpCo”). Following consummation of the Reorganization Transactions as described in the Company’s 2022 Form 10-K/A for the fiscal year ended December 31, 2022, Definitive OpCo became a subsidiary of Definitive Healthcare Corp. The Company, through its operating subsidiaries, provides comprehensive and up-to-date hospital and healthcare-related information and insight across the entire healthcare continuum via a multi-tenant software-as-a-service (“SaaS”) platform which combines proprietary and public sources to deliver insights. The Company is headquartered in Framingham, Massachusetts.

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

In connection with the Reorganization Transactions and the IPO, Definitive Healthcare Corp entered into a tax receivable agreement. See Note 16. Income Taxes.

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

Refer to Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements in the 2022 Form 10-K/A for the Company’s significant accounting policies and estimates.

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

2. Restatement of Previously Issued Financial Statements

The unaudited consolidated financial statements for the quarters ended March 31, 2023 and 2022 have been restated to reflect the correction of misstatements related to the collection of sales taxes on sales of services to customers as further described below (the “Misstatements”), along with other immaterial adjustments. The Company also restated all amounts impacted within the notes to the financial statements in this Amendment. A description of the adjustments and their impacts on the previously issued financial statements are included below.

Description of Restatement Adjustments

In the first quarter of 2023, the Company began a review of its sales tax positions, and related accounting matters, with the assistance of outside consultants. As a result of the review, subsequent to the filing of the Original Report, the Company determined during the second quarter of 2023 that sales in certain states were subject to sales tax and that the Company had not assessed such sales tax on sales of its services to customers. The Company determined that it did not accrue sales taxes and corrected these Misstatements by recording sales tax accruals through general and administrative expense as of the end of the Affected Periods. These accrual amounts assume that (i) customers who have not yet provided certificates or other documentation of exemption from sales tax are taxable, (ii) maximum interest and penalty assessments may be imposed, and (iii) the Company will not receive waivers of interest and penalties or other benefits under agreements it may obtain with jurisdictions from its outreach with voluntarily disclosures. The Company expects to make adjustments to the sales tax liability in future periods as and if it obtains any waivers of interest and penalties or other benefits from its voluntary disclosures and as and if it obtains additional documentation from customers supporting exemption from sales tax. The Misstatements that appeared in the previously issued financial statements of the Company were material.

In light of the foregoing, the Company, in accordance with ASC 250, is restating the previously issued financial statements as of and for the quarters ended March 31, 2023 and 2022 to reflect the effects of the Misstatements and other immaterial adjustments, and to make certain corresponding disclosures. The balance sheets, statements of operations, total equity, statements of comprehensive loss, cash flows, and Notes 3, 8, 9, 16, and 17 were updated to reflect the restatement.

A summary of the adjustments described above is as follows:

	Three Months Ended
	March 31, 2023		March 31, 2022
(in thousands)	As previously reported	As Restated	As previously reported	As Restated
Net loss	$(15,600)	$(15,972)	$(13,057)	$(13,039)
Net loss attributable to noncontrolling interests	(3,783)	(3,909)	(4,433)	(4,458)
Net loss attributable to Definitive Healthcare Corp.	(11,817)	(12,063)	(8,624)	(8,581)

	As of
	March 31, 2023		December 31, 2022
(in thousands)	As previously reported	As Restated	As previously reported	As Restated
Total assets	$2,115,236	$2,116,867	$2,120,993	$2,122,624
Total liabilities	645,785	653,009	633,772	640,679
Total equity	1,469,451	1,463,858	1,487,221	1,481,945

The categories of restatement adjustments and their impacts on previously reported financial statements are described below:

a)
Sales Tax and Related Misstatements – Sales tax on sales of services to customers who were subject to sales tax, inclusive of maximum penalties and interest, that was not previously accrued by the Company is corrected by an increase to accrued expenses and other current liabilities on the condensed consolidated balance sheets and an increase to general and administrative expenses on the condensed consolidated statements of operations.
b)
Related Impact on Tax Receivable Agreement ("TRA") – Any impact on tax receivable gains and losses due to the corrections in (a) above is reflected as a change in the tax receivable agreement liability on the condensed consolidated balance sheets and a change in other expense on the condensed consolidated statements of operations.
c)
Purchase Price Allocation Misstatement – In connection with the Company’s acquisition of Monocl Holding Company, the Company had previously failed to record a deferred tax liability related to identified intangible assets of Monocl Holding Company. Therefore, the Company corrected the opening purchase price allocation of Monocl Holding Company to record an opening deferred tax liability with an offset to goodwill on the condensed consolidated balance sheets. The opening deferred tax liability subsequently resulted in an increase in benefit from income taxes on the condensed consolidated statements of operations through the period ending March 31, 2022.
d)
Related Impact on Noncontrolling Interests – Any impact on noncontrolling interests resulting from the allocation of net loss due to the corrections in (a) and (c) above is reflected as (i) a change in the net loss attributable to noncontrolling interests on the condensed consolidated statements of operations, and (ii) a change in noncontrolling interests on the condensed consolidated balance sheets.

The following summarizes the impacts of the correction of the Misstatements and other adjustments for the quarters ended March 31, 2023 and 2022.

The following table sets forth the corrections in each of the individual line items affected in the condensed consolidated statements of operations for each respective period:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Increase in general and administrative expense (a)	$439	$581
Increase in gain on remeasurement of TRA liability (other income) (b)	67	86
Increase in benefit from income taxes (c)	—	513
Increase (decrease) in net loss due to restatement items	372	(18)
Increase in net loss attributable to noncontrolling interests due to restatement items (d)	126	25
Increase (decrease) in net loss attributable to Definitive Healthcare Corp. due to restatement items	246	(43)

See footnote descriptions above (a) Sales Tax (b) Related Impact on TRA (c) Purchase Price Allocation Misstatement (d) Related Impact on Noncontrolling Interests

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(in thousands, except share amounts and per share data)	As previously reported	As Restated	As previously reported	As Restated
Revenue	$59,201	$59,201	$50,124	$50,124
Cost of revenue:
Cost of revenue exclusive of amortization	8,552	8,552	5,950	5,950
Amortization	3,354	3,354	5,378	5,378
Gross profit	47,295	47,295	38,796	38,796
Operating expenses:
Sales and marketing	23,423	23,423	21,293	21,293
Product development	9,884	9,884	6,850	6,850
General and administrative	13,640	14,079	10,454	11,035
Depreciation and amortization	9,590	9,590	9,874	9,874
Transaction, integration, and restructuring expenses	2,590	2,590	1,310	1,310
Total operating expenses	59,127	59,566	49,781	50,362
Loss from operations	(11,832)	(12,271)	(10,985)	(11,566)
Other income (expense), net:
Interest income	2,834	2,834	70	70
Interest expense	(3,614)	(3,614)	(1,954)	(1,954)
Other expense, net	(3,698)	(3,631)	(101)	(15)
Total other expense, net	(4,478)	(4,411)	(1,985)	(1,899)
Loss before income taxes	(16,310)	(16,682)	(12,970)	(13,465)
Benefit from (provision for) income taxes	710	710	(87)	426
Net loss	(15,600)	(15,972)	(13,057)	(13,039)
Less: Net loss attributable to noncontrolling interests	(3,783)	(3,909)	(4,433)	(4,458)
Net loss attributable to Definitive Healthcare Corp.	$(11,817)	$(12,063)	$(8,624)	$(8,581)
Net loss per share of Class A Common Stock:
Basic and diluted	$(0.11)	$(0.11)	$(0.09)	$(0.09)
Weighted average Common Stock outstanding:
Basic and diluted (1)	108,234,043	108,234,043	97,158,823	97,158,823

The following table sets forth the corrections in each of the line items affected in the condensed consolidated balance sheets for each respective period:

(in thousands)	As previously reported	Restatement Adjustments	As Restated
March 31, 2023
Goodwill	$1,323,102	$1,631	$1,324,733
Total assets	2,115,236	1,631	2,116,867
Accrued expenses and other current liabilities	20,770	8,546	29,316
Total current liabilities	142,620	8,546	151,166
Tax receivable agreements liability, net of current portion	161,721	(1,322)	160,399
Total liabilities	645,785	7,224	653,009
Additional paid-in capital	1,020,709	(2,017)	1,018,692
Accumulated deficit	(35,531)	(1,594)	(37,125)
Noncontrolling interests	481,370	(1,982)	479,388
Total equity	1,469,451	(5,593)	1,463,858
Total liabilities and equity	2,115,236	1,631	2,116,867

December 31, 2022
Goodwill	$1,323,102	$1,631	$1,324,733
Total assets	2,120,993	1,631	2,122,624
Accrued expenses and other current liabilities	18,748	8,107	26,855
Total current liabilities	132,503	8,107	140,610
Tax receivable agreements liability, net of current portion	156,311	(1,200)	155,111
Total liabilities	633,772	6,907	640,679
Additional paid-in capital	972,077	(1,870)	970,207
Accumulated deficit	(23,714)	(1,348)	(25,062)
Noncontrolling interests	535,085	(2,058)	533,027
Total equity	1,487,221	(5,276)	1,481,945
Total liabilities and equity	2,120,993	1,631	2,122,624

The following table sets forth the corrections in each of the line items affected in the condensed consolidated statements of changes in total equity for each respective period:

	Additional Paid-In	Accumulated	Noncontrolling	Total
(in thousands)	Capital	Deficit	Interests	Equity
December 31, 2022
As reported	$972,077	$(23,714)	$535,085	$1,487,221
Adjustment due to cumulative error correction	(1,870)	(1,348)	(2,058)	(5,276)
As restated	$970,207	$(25,062)	$533,027	$1,481,945

March 31, 2023
As reported	$1,020,709	$(35,531)	$481,370	$1,469,451
Adjustment due to cumulative error correction	(2,017)	(1,594)	(1,982)	(5,593)
As restated	$1,018,692	$(37,125)	$479,388	$1,463,858

The following table sets forth the corrections in each of the line items affected in the condensed consolidated statements of cash flows for each respective period:

(in thousands)	As previously reported	Error correction	As Restated
March 31, 2023
Net loss	$(15,600)	$(372)	$(15,972)
Adjustments to reconcile net loss to net cash provided by operating activities:
Tax receivable agreement remeasurement gain	3,619	(67)	3,552
AP, accrued expenses, and other current liabilities	(4,294)	439	(3,855)

March 31, 2022
Net loss	$(13,057)	$18	$(13,039)
Adjustments to reconcile net loss to net cash provided by operating activities:
Tax receivable agreement remeasurement gain	248	(86)	162
Deferred income taxes	69	(513)	(444)
AP, accrued expenses, and other current liabilities	(3,579)	581	(2,998)

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

The contingent consideration was based on the achievement of certain expense control metrics during the two-year period following the acquisition date, with potential earn-out payouts ranging from $0 to $5.0 million. The Company estimated the fair value of the contingent consideration to be $1.0 million as of February 18, 2022, based on the estimated achievement of the expense control metrics and time to payment. The Company estimated the fair value of the contingent consideration to be $2.3 million at March 31, 2023. The contingent consideration was recorded in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2023. Refer to Note 12. Fair Value Measurements.

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

The amortization periods for the customer relationships, developed software, and tradenames are 20 years, 6 years, and 5 years, respectively. See Note 8 for the estimated total intangible amortization expense during the next five years.

In connection with the acquisition, the Company recognized acquisition related costs of $1.3 million which were recorded within transaction expenses in the accompanying condensed consolidated statements of operations for the year ended December 31, 2022.

During the three months ended March 31, 2022, AW’s post-acquisition revenue and net loss on a standalone basis were not material.

Unaudited Pro Forma Supplementary Data:

Three Months Ended March 31, 2022
(in thousands)	(As Restated)
Revenue	$51,601
Net loss	(13,636)

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

5. Short-term Investments

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

6. Accounts Receivable

Accounts receivable consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Accounts receivable	$52,926	$59,780
Unbilled receivable	554	881
	53,480	60,661
Less: allowance for doubtful accounts	(1,679)	(1,862)
Accounts receivable, net	$51,801	$58,799

7. Property and Equipment

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

8. Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets, as of March 31, 2023 and December 31, 2022, consisted of the following:

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)	(As Restated)
Finite-lived intangible assets:
Customer relationships	$409,430	$(137,290)	$272,140
Developed technologies	56,975	(27,563)	29,412
Tradenames	35,918	(7,684)	28,234
Database	50,215	(41,706)	8,509
Total finite-lived intangible assets	552,538	(214,243)	338,295
Goodwill	1,324,733	—	1,324,733
Total goodwill and intangible assets	$1,877,271	$(214,243)	$1,663,028

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)	(As Restated)
Finite-lived intangible assets:
Customer relationships	$409,430	$(128,745)	$280,685
Developed technologies	56,965	(25,514)	31,451
Tradenames	35,914	(7,150)	28,764
Database	50,215	(40,393)	9,822
Total finite-lived intangible assets	552,524	(201,802)	350,722
Goodwill	1,324,733	—	1,324,733
Total goodwill and intangible assets	$1,877,257	$(201,802)	$1,675,455

Amortization expense associated with finite-lived intangible assets was $12.4 million and $14.7 million for the three months ended March 31, 2023 and 2022, respectively, of which $3.4 million and $5.4 million was included in cost of revenue for each respective period.

Estimated total intangible amortization expense during the next five years and thereafter is as follows:

(in thousands)
2023, excluding the three months ended March 31, 2023	$37,467
2024	46,925
2025	42,367
2026	34,892
2027	28,559
Thereafter	148,085
Total	$338,295

The Company determined it had one reporting unit. There was no impairment of goodwill in the three months ended March 31, 2023 or 2022.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
(in thousands)	(As Restated)
Payroll and payroll-related	$7,587	$11,961
Tax receivable agreement, current portion	5,203	—
Contingent consideration, current	2,250	—
Sales, franchise, and other taxes	10,528	11,738
Other	3,748	3,156
Accrued expenses and other current liabilities	$29,316	$26,855

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

In the first quarter of 2023, the Company began a review of its sales tax positions, and related accounting matters, with the assistance of outside consultants. As a result of the review, subsequent to the filing of the Original Report, the Company determined during the second quarter of 2023 that sales in certain states were subject to sales tax and that the Company had not assessed such sales tax on sales of its services to customers. As of March 31, 2023 and December 31, 2022, the Company has accrued a sales tax accrual, which includes maximum penalties and interest, of $8.5 million and $8.1 million, respectively.

10. Long-Term Debt

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

Non-recurring fair value measurements

Certain assets and liabilities, including property, plant, and equipment, lease right-of-use assets, goodwill, and other intangible assets, are measured at fair value on a non-recurring basis. These assets are remeasured when the derived fair value is below the carrying value on the Company’s condensed consolidated balance sheet. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. When impairment has occurred, the Company measures the required charges and adjusts the carrying value as discussed in Note 2. Summary of Significant Accounting Policies of the notes to the consolidated financial statements in the Company’s 2022 Form 10-K/A.

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

14. Accumulated Other Comprehensive Income

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

15. Equity-Based Compensation

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

16. Income Taxes

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

As of March 31, 2023, the Company has recorded a net deferred tax liability of $78.3 million, as restated. The net deferred tax liability reflects a valuation allowance against deferred tax assets that are more likely than not to not be realized as well as reversing taxable temporary differences that will not provide a source of taxable income due to attribute limitation rules.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of March 31, 2023 and December 31, 2022, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

The Company's effective tax rate was 4.3%, as restated, and 3.2%, as restated, for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance recorded, foreign tax rates that differ from the U.S. statutory tax rate, and partnership income that is not taxed.

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

In connection with the IPO, the Company entered into a Tax Receivable Agreement ("TRA") among Definitive Healthcare Corp., Definitive OpCo, and the TRA Parties and has recorded a liability under the TRA of $165.7 million, as restated, and $155.1 million, as restated, as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company recognized a TRA remeasurement loss of $3.6 million, as restated, and $0.2 million, as restated, within Other expense, net in the Company’s condensed consolidated statements of operations. Under the TRA, the Company generally will be required to pay to the TRA Parties 85% of the amount of cash savings, if any, in U.S. federal, state, or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax basis adjustments resulting from (a) acquisitions by the Company of LLC Units from pre-IPO holders in connection with the IPO, and (b) subsequent redemptions or exchanges of LLC Units by holders for Class A Common Stock or other consideration, (ii) certain tax attributes acquired by the Company from the Blocker Companies in the Reorganization Transactions, and (iii) certain payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

17. Loss Per Share

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

	Three Months Ended March 31,
	2023	2022
(in thousands)	(As Restated)
Numerator:
Net loss	$(15,972)	$(13,039)
Less: Net loss attributable to noncontrolling interests	(3,909)	(4,458)
Net loss attributable to Definitive Healthcare Corp.	$(12,063)	$(8,581)

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock for the three months ended March 31, 2023 and 2022 (per share amounts unaudited).

	Three Months Ended March 31,
	2023	2022
(in thousands, except number of shares and per share amounts)	(As Restated)
Basic net loss per share attributable to common stockholders
Numerator:
Allocation of net loss attributable to Definitive Healthcare Corp.	$(12,063)	$(8,581)
Denominator:
Weighted average number of shares of Class A Common Stock outstanding	108,234,043	97,158,823
Net loss per share, basic and diluted	$(0.11)	$(0.09)

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim Condensed Consolidated Financial Statements and related notes included elsewhere in this Amendment and with our audited Consolidated Financial Statements, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on August 14, 2023.

As discussed in “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part II, Item 1A in this Amendment and in Part I, Item 1A of our 2022 Form 10-K/A.

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

Restatement

As described in the Explanatory Note above and in Note 2 of “Notes to the Consolidated Financial Statements,” we have restated our unaudited condensed consolidated financial statements and Item 7. Management’s Discussion of Financial Condition and Results of Operations for the quarters ended March 31, 2023 and 2022 in this Amendment.

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

The following table presents a reconciliation of Net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2023		2022
	(As Restated)
(in thousands)	Amount	% of Revenue	Amount	% of Revenue
Net loss and margin	$(15,972)	(27)%	$(13,039)	(26)%
Interest expense, net	780	1%	1,884	4%
Benefit from income taxes	(710)	(1)%	(426)	(1)%
Depreciation & amortization	12,944	22%	15,252	30%
EBITDA and margin	(2,958)	(5)%	3,671	7%
Other expense, net (a)	3,631	6%	15	—
Equity-based compensation (b)	11,128	19%	6,872	14%
Transaction, integration, and restructuring expenses (c)	2,590	4%	1,310	3%
Other non-recurring items (d)	1,276	2%	2,177	4%
Adjusted EBITDA and margin	$15,667	26%	$14,045	28%

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
(d)
Non-recurring items represent expenses that are driven by events that are typically by nature one-time, non-operational, and unrelated to our core operations. These expenses are comprised primarily of professional fees related to financing, capital structure changes, and other non-recurring set-up costs related to public company operations. In addition, these expenses include sales tax accrual charges recorded during the quarters ended March 31, 2023 and 2022 of $0.4 million and $0.6 million, respectively, after we became aware of a state sales tax liability for sales taxes that we may have been required to collect from customers in 2023 and in certain previous years, which amounts include maximum penalties and interest.

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

Impact of Acquisitions

We seek to enhance our platform, data and business through internal development and through acquisitions of and investments in businesses that broaden and strengthen our platform. In February 2022, we completed our acquisition of Analytical Wizards. This acquisition further strengthens our data platform and our business. Acquisitions can result in transaction costs, amortization expenses and other adjustments as purchase accounting requires that all assets acquired and liabilities assumed be recorded at fair value on the acquisition date. Refer to Note 3. Acquisitions in the notes to our condensed consolidated financial statements included elsewhere in this Amendment for further details.

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

General and administrative. General and administrative expenses primarily consist of personnel costs such as salaries, bonuses, stock-based compensation, and other employee-related benefits for our executive, finance, legal, human resources, IT and operations, and administrative teams, as well as non-personnel costs including overhead costs, professional fees, and other corporate expenses. General and administration expenses also include sales tax amounts payable to taxation authorities, inclusive of interest and penalties, for customers that we did not collect sales taxes from, due to misclassifications of products and services for sales tax purposes. We do not expect sales taxes and related interest and penalties to be an ongoing component of our general and administrative expense as we complete voluntary disclosure agreements, register with certain tax authorities, and commence collection of sales taxes from customers in these tax jurisdictions.

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

Results of Operations (As Restated)

The following table sets forth a summary of our condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2023	2022
(in thousands)	(As Restated)
Revenue	$59,201	$50,124
Cost of revenue:
Cost of revenue exclusive of amortization	8,552	5,950
Amortization	3,354	5,378
Total cost of revenue	11,906	11,328
Gross profit	47,295	38,796
Operating expenses:
Sales and marketing	23,423	21,293
Product development	9,884	6,850
General and administrative	14,079	11,035
Depreciation and amortization	9,590	9,874
Transaction, integration, and restructuring expenses	2,590	1,310
Total operating expenses	59,566	50,362
Loss from operations	(12,271)	(11,566)
Total other expense, net	(4,411)	(1,899)
Net loss before income taxes	(16,682)	(13,465)
Benefit from income taxes	710	426
Net loss	(15,972)	(13,039)
Less: Net loss attributable to noncontrolling interests	(3,909)	(4,458)
Net loss attributable to Definitive Healthcare Corp.	$(12,063)	$(8,581)

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

Operating Expenses (As Restated)

Operating expenses increased $9.2 million, or 18%, during the three months ended March 31, 2023 compared with the same period in the prior year. While inflation has generally contributed to rising vendor and labor costs, we believe the increase to operating expenses was primarily due to:

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
•
An increase in general and administrative expense of $3.0 million for the three months ended March 31, 2023, due primarily to increases in stock-based compensation expense from new equity grants and key role transitions over the past year, partially offset by savings from franchise taxes, rent and facility costs due to prior year office closures, and reduced professional fees;
•
An increase in transaction, integration and restructuring expenses of $1.3 million for the three months ended March 31, 2023, due primarily to our restructuring plan announced on January 12, 2023 partially offset by reduced transaction and integration costs from the February 2022 acquisition of Analytical Wizards.

Other Expense, Net (As Restated)

Total other expense, net was $4.4 million for the three months ended March 31, 2023 compared to total other expense, net of $1.9 million in the same period in the prior year. The overall increase was primarily attributed to a $3.6 million increase in other expense, net, primarily due to a TRA liability remeasurement loss driven by future realizability of tax attributes payable under the TRA, and a $1.7 million increase in interest expense due to rising interest rates from our debt obligations, partially offset by a $2.8 million increase in interest income earned from our short-term investments.

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

Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. See “Risk Factors” in our 2022 Form 10-K/A and the factors described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Macroeconomic conditions, including rising inflation and a potential recession, could increase our anticipated funding requirements. In the event we need to seek additional funding, rising interest rates, stock market volatility, or other unfavorable macroeconomic conditions may also prevent us from obtaining additional financing on favorable terms or at all. Moreover, the recent closures of Silicon Valley Bank and Signature Bank have resulted in broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages that could impact us and our customers, and materially harm our business and financial condition. Our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds could be threatened and our ability to raise additional capital could be substantially impaired, any of which could materially and adversely affect our business and financial condition. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. In addition, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell or issue additional equity to finance such acquisitions, which could possibly result in additional expenses or dilution.

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

Cash Flows provided by Operating Activities

Net cash provided by operating activities was $15.0 million during the three months ended March 31, 2023, primarily as a result of a net loss of $16.0 million, offset by non-cash charges of $30.1 million. The non-cash charges were primarily comprised of amortization of intangible assets of $12.4 million, equity compensation costs of $11.1 million, a loss on remeasurement of the TRA of $3.6 million, and amortization of deferred contract costs of $2.9 million. The net increase in operating assets and liabilities of $0.9 million was primarily the result of a decrease in accounts receivable of $7.0 million and an increase in deferred revenue of $5.6 million due to the time of billings and cash received in advance of revenue recognition for subscription services. These factors were almost entirely offset by lower accounts payable, accrued expenses, and other current liabilities, collectively, of $3.9 million, the result of cash outflows resulting from an increase in deferred contract costs of $4.0 million, and an increase in prepaid expense and other assets of $3.8 million.

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

We expect that as a result of the size of the anticipated tax basis adjustment of the tangible and intangible assets of Definitive OpCo upon the exchange or redemption of LLC Units and our possible utilization of certain tax attributes, the payments that Definitive Healthcare Corp. may make under the TRA will be substantial. The payments under the TRA are not conditioned upon continued ownership of us by the exchanging holders of LLC Units. See Note 16. Income Taxes in our unaudited condensed consolidated financial statements.

Capital Expenditures

Capital expenditures increased by $0.5 million to $1.3 million for the three months ended March 31, 2023 compared to $0.8 million for the same period in the prior year, primarily due to the acquisition of new data sources.

Critical Accounting Policies and Estimates

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates including business combinations, goodwill and indefinite-lived intangible assets, and income taxes, see our discussion for the year ended December 31, 2022 included in our 2022 Form 10-K/A. There have been no material changes to these policies or estimates as of March 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, at the time the Original Report was filed, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Subsequent to the original evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 because of the material weaknesses in our internal control over financial reporting discussed below.

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

This material weakness remains unremediated as of March 31, 2023. Management is taking steps to remediate this material weakness (see “Remediation Plan in Response to Material Weakness” for details).

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of the financial statements for the quarter ended March 31, 2023 had not yet been identified.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a more detailed discussion of our risks and uncertainties, see also Item 1A – Risk Factors in our 2022 Form 10-K/A. There have been no material changes in our risk factors since the filing of our 2022 Form 10-K/A.

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

Exhibit Number	Description
10.1	Definitive Healthcare Corp. Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on February 23, 2023).
10.2

Amendment to Executive Chairman Agreement and Employment Agreement of Jason Krantz, dated as of February 16, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on February 23, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

DEFINITIVE HEALTHCARE CORP.
Registrant

August 14, 2023	By:	/s/ Richard Booth
Date		Name:	Richard Booth
		Title:	Chief Financial Officer (Principal Financial Officer)