Form 10-Q
period 2023-06-30
Definitive Healthcare Corp.
filed 2023-08-14
CIK 1861795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 11, 2023, the number of outstanding shares of the registrant’s Class A Common Stock was 113,299,336 shares.

Definitive Healthcare Corp.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2023

GLOSSARY

As used in this Quarterly Report on Form 10-Q, the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise. References in this Form 10-Q to “Definitive Healthcare Corp.” refer to Definitive Healthcare Corp. and not to any of its subsidiaries unless the context indicates otherwise. References in this Form 10-Q to “Definitive Healthcare”, “Definitive”, the “Company”, “we”, “us”, and “our” refer (1) prior to the consummation of the Reorganization Transactions, to Definitive OpCo and its consolidated subsidiaries, and (2) after the consummation of the Reorganization Transactions, to Definitive Healthcare Corp. and its consolidated subsidiaries unless the context indicates otherwise.

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
•
“Populi” refers to Populi, Inc., a Delaware corporation.
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

For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with Part I, Item 1A, “Risk Factors,” in our Amendment No.1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K/A”) filed with the Securities and Exchange Commission (“SEC”) on August 14, 2023, and Part II, Item 1A in this Quarterly Report and the other cautionary statements that are included elsewhere in this Quarterly Report and in our public filings, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any forward-looking statement made by us speaks only as of the date on which we make it. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

(Unaudited)

		(As Restated)
	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$132,385	$146,934
Short-term investments	218,515	184,939
Accounts receivable, net	44,519	58,799
Prepaid expenses and other current assets	13,734	12,686
Current portion of deferred contract costs	11,889	10,387
Total current assets	421,042	413,745
Property and equipment, net	4,488	4,464
Operating lease right-of-use assets, net	8,697	9,681
Other assets	3,938	4,683
Deferred contract costs, net of current portion	16,171	14,596
Intangible assets, net	325,794	350,722
Goodwill	1,324,733	1,324,733
Total assets	$2,104,863	$2,122,624
Liabilities and Equity
Current liabilities:
Accounts payable	3,650	3,948
Accrued expenses and other current liabilities	33,238	26,855
Current portion of deferred revenue	97,495	99,692
Current portion of term loan	12,031	8,594
Current portion of operating lease liabilities	1,713	1,521
Total current liabilities	148,127	140,610
Long term liabilities:
Deferred revenue, net of current portion	150	236
Term loan, net of current portion	249,166	255,765
Operating lease liabilities, net of current portion	9,004	9,969
Tax receivable agreements liability, net of current portion	163,298	155,111
Deferred tax liabilities	78,569	75,737
Other long-term liabilities	1,090	3,251
Total liabilities	649,404	640,679

Equity:
Class A Common Stock, par value $0.001, 600,000,000 shares authorized, 113,085,164 and 105,138,273 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	113	105
Class B Common Stock, par value $0.00001, 65,000,000 shares authorized, 42,861,612 and 41,548,822 shares issued and outstanding, respectively, at June 30, 2023, and 50,433,101 and 48,923,952 shares issued and outstanding, respectively at December 31, 2022	—	—
Additional paid-in capital	1,050,714	970,207
Accumulated other comprehensive income	3,252	3,668
Accumulated deficit	(45,691)	(25,062)
Noncontrolling interests	447,071	533,027
Total equity	1,455,459	1,481,945
Total liabilities and equity	$2,104,863	$2,122,624

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share amounts and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
		(As Restated)		(As Restated)
	2023	2022	2023	2022
Revenue	$60,957	$54,548	$120,158	$104,672
Cost of revenue:
Cost of revenue exclusive of amortization	8,078	6,198	16,630	12,148
Amortization	3,090	5,580	6,444	10,958
Gross profit	49,789	42,770	97,084	81,566
Operating expenses:
Sales and marketing	24,702	23,585	48,125	44,878
Product development	10,229	8,706	20,113	15,556
General and administrative	13,670	10,056	27,749	21,091
Depreciation and amortization	9,688	10,194	19,278	20,068
Transaction, integration, and restructuring expenses	3,571	2,107	6,161	3,417
Total operating expenses	61,860	54,648	121,426	105,010
Loss from operations	(12,071)	(11,878)	(24,342)	(23,444)
Other income (expense), net:
Interest income	3,572	180	6,406	250
Interest expense	(3,793)	(2,760)	(7,407)	(4,714)
Other (expense) income, net	(797)	4,103	(4,428)	4,088
Total other (expense) income, net	(1,018)	1,523	(5,429)	(376)
Net loss before income taxes	(13,089)	(10,355)	(29,771)	(23,820)
Benefit from income taxes	1,484	213	2,194	639
Net loss	(11,605)	(10,142)	(27,577)	(23,181)
Less: Net loss attributable to noncontrolling interests	(3,039)	(4,656)	(6,948)	(9,114)
Net loss attributable to Definitive Healthcare Corp.	$(8,566)	$(5,486)	$(20,629)	$(14,067)
Net loss per share of Class A Common Stock:
Basic and diluted	$(0.08)	$(0.06)	$(0.19)	$(0.14)
Weighted average Class A Common Stock outstanding:
Basic and diluted	111,768,782	99,203,697	110,011,177	98,186,909

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
		(As Restated)		(As Restated)
	2023	2022	2023	2022
Net loss	$(11,605)	$(10,142)	$(27,577)	$(23,181)
Other comprehensive loss:
Foreign currency translation adjustments	(124)	(216)	(104)	(210)
Unrealized loss on available-for-sale securities	(352)	(143)	(264)	(452)
Unrealized gain (loss) on interest rate hedging instruments	1,111	1,694	(244)	3,340
Comprehensive loss	(10,970)	(8,807)	(28,189)	(20,503)
Less: Comprehensive loss attributable to noncontrolling interests	(2,863)	(4,076)	(7,144)	(8,047)
Comprehensive loss attributable to Definitive Healthcare Corp.	$(8,107)	$(4,731)	$(21,045)	$(12,456)

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

(amounts in thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Amount	Stock	Amount	Capital	Deficit	Income	Interests	Equity
Balance at January 1, 2023, as restated	105,138,273	$105	50,433,101	$—	$970,207	$(25,062)	$3,668	$533,027	$1,481,945
Net loss, as restated	—	—	—	—	—	(12,063)	—	(3,909)	(15,972)
Other comprehensive loss	—	—	—	—	—	—	(875)	(372)	(1,247)
Vested incentive units	—	—	—	—	(505)	—	—	505	—
Issuance of Class A Common Stock upon vesting of RSUs	380,676	—	—	—	828	—	—	(828)	—
Shares withheld related to net share settlement	(127,829)	—	—	—	(1,530)	—	—	—	(1,530)
Effect of LLC unit exchanges, as restated	4,771,545	5	(4,771,545)	—	41,881	—	—	(52,352)	(10,466)
Forfeited unvested incentive units	—	—	(34,623)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	7,811	—	—	3,317	11,128
Balance at March 31, 2023, as restated	110,162,665	$110	45,626,933	$—	$1,018,692	$(37,125)	$2,793	$479,388	$1,463,858
Net loss	—	—	—	—	—	(8,566)	—	(3,039)	(11,605)
Other comprehensive loss	—	—	—	—	—	—	459	176	635
Vested incentive units	—	—	—	—	(390)	—	—	390	—
Issuance of Class A Common Stock upon vesting of RSUs	309,694	—	—	—	620	—	—	(620)	—
Shares withheld related to net share settlement	(105,249)	—	—	—	(1,085)	—	—	—	(1,085)
Effect of LLC unit exchanges	2,718,054	3	(2,718,054)	—	23,934	—	—	(29,817)	(5,880)
Forfeited unvested incentive units	—	—	(47,267)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	8,943	—	—	3,420	12,363
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,827)	(2,827)
Balance at June 30, 2023	113,085,164	$113	42,861,612	$—	$1,050,714	$(45,691)	$3,252	$447,071	$1,455,459

							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Amount	Stock	Amount	Capital	Deficit	Income	Interests	Equity
Balance at January 1, 2022, as restated	97,030,095	97	58,244,627	—	888,992	(17,840)	62	628,525	1,499,836
Net loss	—	—	—	—	—	(8,581)	—	(4,458)	(13,039)
Other comprehensive income	—	—	—	—	—	—	856	487	1,343
Vested incentive units	—	—	—	—	(696)	—	—	696	—
Effect of LLC unit exchanges	544,302	1	(544,302)	—	5,071	—	—	(5,965)	(893)
Forfeited unvested incentive units	—	—	(33,549)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	4,377	—	—	2,495	6,872
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(258)	(258)
Balance at March 31, 2022, as restated	97,574,397	$98	57,666,776	$—	$897,744	$(26,421)	$918	$621,522	$1,493,861
Net loss	—	—	—	—	—	(5,486)	—	(4,656)	(10,142)
Other comprehensive income	—	—	—	—	—	—	755	580	1,335
Vested incentive units	—	—	—	—	(358)	—	—	358	—
Issuance of Class A Common Stock upon vesting of RSUs	11,729	—	—	—	45	—	—	(45)	—
Effect of LLC unit exchanges	2,898,589	2	(2,898,589)	—	24,764	—	—	(29,358)	(4,592)
Forfeited unvested incentive units	—	—	(22,807)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	5,852	—	—	3,153	9,005
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5,029)	(5,029)
Balance at June 30, 2022, as restated	100,484,715	$100	54,745,380	$—	$928,047	$(31,907)	$1,673	$586,525	$1,484,438

See notes to condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
		(As Restated)
	2023	2022
Cash flows provided by (used in) operating activities:
Net loss	$(27,577)	$(23,181)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	959	1,252
Amortization of intangible assets	24,763	29,774
Amortization of deferred contract costs	6,030	3,991
Equity-based compensation	23,491	15,877
Amortization of debt issuance costs	351	351
Provision for doubtful accounts receivable	466	6
Non-cash restructuring charges	298	1,023
Tax receivable agreement remeasurement	4,698	(3,330)
Deferred income taxes	(2,424)	(677)
Changes in operating assets and liabilities:
Accounts receivable	13,884	15,270
Prepaid expenses and other current assets	(3,571)	1,319
Deferred contract costs	(9,107)	(6,846)
Contingent consideration	—	(6,400)
Accounts payable, accrued expenses, and other liabilities	(3,023)	(993)
Deferred revenue	(2,244)	1,678
Net cash provided by operating activities	26,994	29,114
Cash flows (used in) provided by investing activities:
Purchases of property, equipment, and other assets	(2,078)	(1,577)
Purchases of short-term investments	(132,799)	(162,957)
Maturities of short-term investments	102,747	44,000
Cash paid for acquisitions, net of cash acquired	—	(56,499)
Net cash used in investing activities	(32,130)	(177,033)
Cash flows used in financing activities:
Repayments of term loans	(3,438)	(3,438)
Taxes paid related to net share settlement of equity awards	(2,615)	—
Payment of contingent consideration	—	(1,100)
Payments under tax receivable agreement	(246)	—
Payments of equity offering issuance costs	(30)	(1,299)
Member distributions	(2,827)	(5,287)
Net cash used in financing activities	(9,156)	(11,124)
Net decrease in cash and cash equivalents	(14,292)	(159,043)
Effect of exchange rate changes on cash and cash equivalents	(257)	(253)
Cash and cash equivalents, beginning of period	146,934	387,498
Cash and cash equivalents, end of period	$132,385	$228,202
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$7,091	$4,350
Income taxes	$136	$—
Acquisitions:
Net assets acquired, net of cash acquired	$—	$97,499
Initial cash investment in prior year	—	(40,000)
Contingent consideration	—	(1,000)
Net cash paid for acquisitions	$—	$56,499
Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accrued expenses	$60	$3,500
See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Description of Business and Organization

Definitive Healthcare Corp. (the “Company”) was formed on May 5, 2021 as a Delaware corporation to facilitate an initial public offering (“IPO”) and other related transactions to carry on the business of AIDH TopCo, LLC (“Definitive OpCo”). Following consummation of the Reorganization Transactions as described in the Company’s 2022 Form 10-K/A, Definitive OpCo became a subsidiary of Definitive Healthcare Corp. The Company, through its operating subsidiaries, provides comprehensive and up-to-date hospital and healthcare-related information and insight across the entire healthcare continuum via a multi-tenant software-as-a-service (“SaaS”) platform which combines proprietary and public sources to deliver insights. The Company is headquartered in Framingham, Massachusetts.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with rules applicable to quarterly financial information. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative nongovernmental GAAP as found in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered necessary for a fair presentation of the unaudited interim condensed consolidated financial statements for these interim periods have been included.

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

Adoption of Recently Issued Financial Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13—Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments. This standard is intended to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope, such as trade receivables. The amendment is effective for fiscal years beginning after December 15, 2022. The Company adopted the update effective January 1, 2023 and the adoption of the standard did not have a material impact on the Company's consolidated financial statements for the quarter ended June 30, 2023.

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

Restatement of Previously Issued Financial Statements

The financial statements for the three and six months ended June 30, 2022, have been restated to reflect the correction of misstatements related to the collection of sales taxes from sales of services to customers further described below (the “Misstatements”), along with other immaterial adjustments. The Company also restated all amounts within the notes to the financial statements. A description of adjustments and their impact on the previously issued financial statements are included below.

In the first quarter of 2023, the Company began a review of its sales tax positions, and related accounting matters, with the assistance of outside consultants. As a result of the review, the Company determined during the second quarter of 2023 that sales in certain states were subject to sales tax and that the Company had not assessed such sales tax on sales of its services to customers. The Company determined that it did not accrue sales taxes and corrected these Misstatements by recording sales tax accruals through general and administrative expense as of the end of each affected period. These accrual amounts assume that (i) customers who have not yet provided certificates or other documentation of exemption from sales tax are taxable, (ii) maximum interest and penalty assessments may be imposed, and (iii) the Company will not receive waivers of interest and penalties or other benefits under agreements it may obtain with jurisdictions from its outreach with voluntarily disclosures. The Company expects to make adjustments to the sales tax liability in future periods as and if it obtains any waivers of interest and penalties or other benefits from its voluntary disclosures and as and if it obtains additional documentation from customers supporting exemption from sales tax. The Misstatements that appeared in the previously issued financial statements were material, and the Company has also corrected other immaterial errors, which are further described below.

As described in additional detail in the Explanatory Note in our 2022 Form 10-K/A, the Company restated its audited consolidated financial statements as of and for the years ended December 31, 2022, 2021 and 2020, as well as the unaudited condensed consolidated quarterly financial information for the quarterly periods in the fiscal years ended December 31, 2022, 2021, and 2020, to reflect the correction of the Misstatements and other immaterial adjustments, and to make corresponding disclosures. The Company also filed an Amendment No. 1 on Form 10-Q/A to amend the Quarterly Report on Form 10-Q for the three months ended March 31, 2023 with the SEC on August 14, 2023, to restate its unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022.

A summary of the impacts of the Misstatements and other immaterial adjustments is as follows:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
(in thousands)	As previously reported	As Restated	As previously reported	As Restated
Net loss	$(9,579)	$(10,142)	$(22,636)	$(23,181)
Net loss attributable to noncontrolling interests	(4,429)	(4,656)	(8,862)	(9,114)
Net loss attributable to Definitive Healthcare Corp.	(5,150)	(5,486)	(13,774)	(14,067)

	As of
	June 30, 2022
(in thousands)	As previously reported	As Restated
Total assets	$2,122,855	$2,124,165
Total liabilities	634,155	639,727
Total equity	1,488,700	1,484,438

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
b)
Related Impact on Tax Receivable Agreement ("TRA") – Any impact on tax receivable gains and losses due to the corrections in (a) above is reflected as a change in the tax receivable agreement liability on the balance sheet and a change in other expense on the condensed consolidated statements of operations.
c)
Purchase Price Allocation Misstatement – In connection with the Company’s acquisition of Monocl Holding Company, the Company had previously failed to record a deferred tax liability related to identified intangible assets of Monocl Holding Company. Therefore, the Company corrected the opening purchase price of Monocl Holding Company to record an opening deferred tax liability with an offset to goodwill on the condensed consolidated balance sheets. The opening deferred tax liability subsequently resulted in an increase in benefit from income taxes on the consolidated statements of operations through the period ending March 31, 2022.
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
e)
Currency Translation Adjustments – The Company made currency translation adjustments of $0.3 million between certain long-lived assets and total equity on the condensed consolidated balance sheets as of June 30, 2022.

The following table sets forth the corrections in each of the line items affected in the consolidated statements of operations for each respective period:

(in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Increase in general and administrative expense (a)	$664	$1,245
Increase in gain on remeasurement of TRA liability (other income) (b)	101	187
Increase in benefit from income taxes (c)	—	513
Increase in net loss due to restatement items	563	545
Increase in net loss attributable to noncontrolling interests due to restatement items (d)	227	252
Increase in net loss attributable to Definitive Healthcare Corp. due to restatement items	336	293

See footnote descriptions above (a) Sales Tax (b) Related Impact on TRA (c) Purchase Price Allocation Misstatement (d) Related Impact on Noncontrolling Interests

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
(in thousands, except share amounts and per share data)	As previously reported	As Restated	As previously reported	As Restated
Revenue	$54,548	$54,548	$104,672	$104,672
Cost of revenue:
Cost of revenue exclusive of amortization	6,198	6,198	12,148	12,148
Amortization	5,580	5,580	10,958	10,958
Gross profit	42,770	42,770	81,566	81,566
Operating expenses:
Sales and marketing	23,585	23,585	44,878	44,878
Product development	8,706	8,706	15,556	15,556
General and administrative	9,392	10,056	19,846	21,091
Depreciation and amortization	10,194	10,194	20,068	20,068
Transaction, integration, and restructuring expenses	2,107	2,107	3,417	3,417
Total operating expenses	53,984	54,648	103,765	105,010
Loss from operations	(11,214)	(11,878)	(22,199)	(23,444)
Other income (expense), net:
Interest income	180	180	250	250
Interest expense	(2,760)	(2,760)	(4,714)	(4,714)
Other expense, net	4,002	4,103	3,901	4,088
Total other expense, net	1,422	1,523	(563)	(376)
Loss before income taxes	(9,792)	(10,355)	(22,762)	(23,820)
Benefit from income taxes	213	213	126	639
Net loss	(9,579)	(10,142)	(22,636)	(23,181)
Less: Net loss attributable to noncontrolling interests	(4,429)	(4,656)	(8,862)	(9,114)
Net loss attributable to Definitive Healthcare Corp.	$(5,150)	$(5,486)	$(13,774)	$(14,067)
Net loss per share of Class A Common Stock:
Basic and diluted	$(0.05)	$(0.06)	$(0.14)	$(0.14)
Weighted average Common Stock outstanding:
Basic and diluted (1)	99,203,697	99,203,697	98,186,909	98,186,909

The following table sets forth the corrections in each of the line items affected in the condensed consolidated balance sheets for June 30, 2022:

(in thousands)	As previously reported	Restatement Adjustments	As Restated
Property and equipment, net	$4,760	$(64)	$4,696
Operating lease right-of-use assets, net	10,552	(76)	10,476
Intangible assets, net	372,196	(181)	372,015
Goodwill	1,322,959	1,631	1,324,590
Total assets	2,122,855	1,310	2,124,165
Accrued expenses and other current liabilities	14,682	6,572	21,254
Total current liabilities	119,188	6,572	125,760
Tax receivable agreements liability, net of current portion	155,900	(1,000)	154,900
Total liabilities	634,155	5,572	639,727
Additional paid-in capital	929,842	(1,795)	928,047
Accumulated other comprehensive income	1,994	(321)	1,673
Accumulated deficit	(31,451)	(456)	(31,907)
Noncontrolling interests	588,215	(1,690)	586,525
Total equity	1,488,700	(4,262)	1,484,438
Total liabilities and equity	2,122,855	1,310	2,124,165

The following table sets forth the corrections in each of the line items affected in the condensed consolidated statements of changes in total equity for June 30, 2022:

	Additional Paid-In	Accumulated Other	Accumulated	Noncontrolling	Total
(in thousands)	Capital	Comprehensive Income	Deficit	Interests	Equity
As reported	$929,842	$1,994	$(31,451)	$588,215	$1,488,700
Adjustment due to cumulative error correction	(1,795)	(321)	(456)	(1,690)	(4,262)
As restated	$928,047	$1,673	$(31,907)	$586,525	$1,484,438

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

The contingent consideration was based on the achievement of certain expense control metrics during the two-year period following the acquisition date, with potential earn-out payouts ranging from $0 to $5.0 million. The Company estimated the fair value of the contingent consideration to be $1.0 million as of February 18, 2022, based on the estimated achievement of the expense control metrics and time to payment. The Company estimated the fair value of the contingent consideration to be $2.3 million at June 30, 2023. The contingent consideration was recorded in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2023. Refer to Note 11. Fair Value Measurements.

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

During the six months ended June 30, 2022, AW’s post-acquisition revenue and net loss on a standalone basis were not material.

Unaudited Pro Forma Supplementary Data:

Six Months Ended June 30, 2022
(in thousands)	(As Restated)
Revenue	$106,149
Net loss	(22,681)

The unaudited pro forma supplementary data presented in the table above shows the effect of the AW acquisitions as if the transaction had occurred on January 1, 2022.

3. Revenue

The Company disaggregates revenue from its arrangements with customers by type of service as it believes these categories best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following table represents a disaggregation of revenue from arrangements with customers for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Subscription services	$59,274	$53,211	$117,791	$102,980
Professional services	1,683	1,337	2,367	1,692
Total revenue	$60,957	$54,548	$120,158	$104,672

The opening and closing balances of the Company’s receivables, deferred contract costs and contract liabilities from contracts with customers are as follows:

(in thousands)	June 30, 2023	December 31, 2022
Accounts receivable, net	$44,519	$58,799
Deferred contract costs, current portion	11,889	10,387
Deferred contract costs, long-term	16,171	14,596
Deferred revenues	97,645	99,928

Deferred Contract Costs

A summary of the activity impacting the deferred contract costs for the six months ended June 30, 2023 and the year ended December 31, 2022 is presented below:

(in thousands)	Six Months Ended June 30, 2023	Twelve Months Ended December 31, 2022
Balance at beginning of period	$24,983	$18,547
Costs amortized	(6,030)	(8,816)
Additional amounts deferred	9,107	15,252
Balance at end of period	28,060	24,983
Classified as:
Current	11,889	10,387
Non-current	16,171	14,596
Total deferred contract costs (deferred commissions)	$28,060	$24,983

Contract Liabilities

A summary of the activity impacting deferred revenue balances during the six months ended June 30, 2023 and for the year ended December 31, 2022 is presented below:

(in thousands)	Six Months Ended June 30, 2023	Twelve Months Ended December 31, 2022
Balance at beginning of period	$99,928	$84,023
Revenue recognized	(120,158)	(222,653)
Additional amounts deferred	117,875	238,558
Balance at end of period	$97,645	$99,928

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

The remaining performance obligations consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Current	$176,521	$183,527
Non-current	87,405	93,464
Total	$263,926	$276,991

4. Short-term Investments

Short-term investments classified as available-for-sale consisted of the following:

	June 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
US Treasuries	$102,241	$—	$(341)	$101,900
Agency bonds	3,303	—	(5)	3,298
Commercial paper	79,400	—	(104)	79,296
Certificates of deposit	34,059	2	(40)	34,021
Total short-term investments	$219,003	$2	$(490)	$218,515

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
US Treasuries	$59,849	$3	$(129)	$59,723
Agency bonds	6,450	4	(2)	6,452
Commercial paper	95,831	29	(123)	95,737
Certificates of deposit	23,034	17	(24)	23,027
Total short-term investments	$185,164	$53	$(278)	$184,939

All short-term investments had stated maturity dates of less than one year.

5. Accounts Receivable

Accounts receivable consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Accounts receivable	$45,526	$59,780
Unbilled receivable	527	881
	46,053	60,661
Less: allowance for doubtful accounts	(1,534)	(1,862)
Accounts receivable, net	$44,519	$58,799

6. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Computers and software	$6,748	$5,924
Furniture and equipment	1,162	1,204
Leasehold improvements	2,227	2,134
	10,137	9,262
Less: accumulated depreciation and amortization	(5,649)	(4,798)
Property and equipment, net	$4,488	$4,464

Depreciation and amortization expense associated with property and equipment was $0.4 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively, and $1.0 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively.

7. Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets, as of June 30, 2023 and December 31, 2022, consisted of the following:

	June 30, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$409,430	$(145,993)	$263,437
Developed technologies	56,908	(29,580)	27,328
Tradenames	35,893	(8,208)	27,685
Database	50,205	(42,861)	7,344
Total finite-lived intangible assets	552,436	(226,642)	325,794
Goodwill	1,324,733	—	1,324,733
Total goodwill and intangible assets	$1,877,169	$(226,642)	$1,650,527

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)	(As Restated)
Finite-lived intangible assets:
Customer relationships	$409,430	$(128,745)	$280,685
Developed technologies	56,965	(25,514)	31,451
Tradenames	35,914	(7,150)	28,764
Database	50,215	(40,393)	9,822
Total finite-lived intangible assets	552,524	(201,802)	350,722
Goodwill	1,324,733	—	1,324,733
Total goodwill and intangible assets	$1,877,257	$(201,802)	$1,675,455

Amortization expense associated with finite-lived intangible assets was $12.3 million and $15.1 million for the three months ended June 30, 2023 and 2022, respectively, of which $3.1 million and $5.6 million was included in cost of revenue for the respective periods. Amortization expense associated with finite-lived intangible assets was $24.8 million and $29.8 million for the six months ended June 30, 2023 and 2022, respectively, of which $6.4 million and $11.0 million was included in cost of revenue for the respective periods.

Estimated total intangible amortization expense during the next five years and thereafter is as follows:

(in thousands)
2023, excluding the six months ended June 30, 2023	$25,016
2024	46,938
2025	42,372
2026	34,874
2027	28,559
Thereafter	148,035
Total	$325,794

The Company determined it had one reporting unit. There was no impairment of goodwill in the six months ended June 30, 2023 or 2022.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
(in thousands)		(As Restated)
Payroll and payroll-related	$7,692	$11,961
Tax receivable agreement, current portion	7,450	—
Contingent consideration, current	2,250	—
Sales, franchise, and other taxes	10,801	11,738
Other	5,045	3,156
Accrued expenses and other current liabilities	$33,238	$26,855

On January 12, 2023, the Company announced a restructuring plan intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. During the three and six months ended June 30, 2023, the Company incurred restructuring and related charges of $0.3 million and $2.5 million, respectively, consisting primarily of severance payments, employee benefits, and related cash expenses. These charges were recognized within Transaction, integration, and restructuring expenses in the Company’s condensed consolidated statements of operations. As of June 30, 2023, $2.1 million has been paid and the remaining $0.4 million is included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets. The Company expects these remaining payments to be made over the next three months. In addition, the Company expects to incur an additional $0.2 million in expense through the third quarter of 2023 associated with the restructuring plan.

In the first quarter of 2023, the Company began a review of its sales tax positions, and related accounting matters, with the assistance of outside consultants. As a result of the review, the Company determined during the second quarter of 2023 that sales in certain states were subject to sales tax and that the Company had not assessed such sales tax on sales of its services to customers. As of June 30, 2023 and December 31, 2022, the Company has accrued a sales tax accrual, which includes assumed maximum penalties and interest, of $8.8 million and $8.1 million, respectively.

9. Long-Term Debt

Long-term debt consisted of the following as of June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$262,969	$(1,772)	$261,197
Less: current portion of long-term debt			12,031
Long-term debt			$249,166

	December 31, 2022
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$266,406	$(2,047)	$264,359
Less: current portion of long-term debt			8,594
Long-term debt			$255,765

During the six months ended June 30, 2023, the Company repaid $3.4 million in outstanding principal of the 2021 Term Loan (as defined below).

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

The 2021 Term Loan is subject to annual amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on December 31, 2021 (the “Initial Amortization Date”), equal to approximately 2.5% per annum of the principal amount of the term loans in the first year and second year after the Initial Amortization Date and approximately 5.0% per annum of the principal amount of the term loans in the third year, fourth year, and fifth year after the Initial Amortization Date. A balloon payment of approximately $220.0 million will be due at the maturity of the 2021 Term Loan. There was $263.0 million outstanding on the 2021 Term Loan at June 30, 2023.

DH Holdings is required to pay the lenders under the 2021 Credit Agreement an unused commitment fee of between 0.25% and 0.30% per annum on the undrawn commitments under the 2021 Revolving Line of Credit, depending on the total net leverage ratio, quarterly in arrears. The expense is included in interest expense in the statements of operations. There was no outstanding balance on the 2021 Revolving Line of Credit at June 30, 2023.

For both the 2021 Term Loan and 2021 Revolving Line of Credit, DH Holdings may elect from several interest rate options based on the LIBO Rate or the Base Rate plus an applicable margin. The applicable margin is based on the total leverage ratio beginning in the fiscal year ended December 31, 2022. As of June 30, 2023, the effective interest rate was 6.95%.

On October 31, 2022, the Company amended the 2021 Credit Agreement to replace the LIBO rate with Term SOFR plus an applicable rate.

In connection with the 2021 Credit Agreement, the Company capitalized financing costs totaling $3.5 million, $2.8 million for the 2021 Term Loan facility and $0.8 million for the 2021 Revolving Line of Credit. The financing costs associated with the 2021 Term Loan facility are recorded as a contra-debt balance in Term loan, net of current portion in the condensed consolidated balance sheets and are amortized over the remaining life of the loan using the effective interest method. The financing costs associated with the 2021 Revolving Line of Credit are recorded in Other assets in the condensed consolidated balance sheet are amortized over the life of the arrangement. At June 30, 2023, the unamortized financing costs were $0.5 million.

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

As of June 30, 2023, the two outstanding interest rate swap agreements each had a notional value of $65.7 million with fixed interest rates of 1.909% and 1.9065%. Interest payments under the swaps are made monthly on a net settlement basis. The Company has not recorded any amounts due to ineffectiveness for the period ended June 30, 2023. The notional value of each interest rate swap agreement is expected to match the corresponding principal amount of a portion of our borrowings under the 2021 Term Loan. The swap agreements mature on March 31, 2025.

The derivative interest rate swaps are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in accumulated other comprehensive income (“AOCI”) on our consolidated balance sheets and reclassified to interest expense, net, when the underlying transaction has an impact on earnings. The Company expects to recognize approximately $4.2 million of net pre-tax gains from accumulated other comprehensive income as a reduction of interest expense in the next twelve months associated with its interest rate swaps. The Company recognizes derivative instruments and hedging activities on a gross basis as either assets or liabilities on the Company’s consolidated balance sheets and measures them at fair value. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions.

The fair values of the interest rate swaps and their respective locations in our condensed consolidated balance sheets at June 30, 2023 and December 31, 2022 were as follows:

(in thousands)
Description	Balance Sheet Location	June 30, 2023	December 31, 2022
Short-term derivative asset	Prepaid expenses and other current assets	$4,209	$3,716
Long-term derivative asset	Other assets	2,098	2,834

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

Debt

The Company’s short- and long-term debt are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The carrying values and estimated fair values of the Company’s short- and long-term debt approximate their carrying values as of June 30, 2023 and December 31, 2022, based on interest rates currently available to the Company for similar borrowings.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of its derivatives held as of June 30, 2023 and December 31, 2022 were classified as Level 2 in the fair value hierarchy.

Contingent consideration

The deferred consideration that resulted from the acquisition of Analytical Wizards in the first quarter of 2022, which is subject to the meeting of certain expense control metrics during the two-year period following the acquisition, is measured at fair value on a recurring basis. The fair value was estimated based on the present value of the amount expected to be paid at the end of the measurement period. At June 30, 2023, the fair value of the contingent consideration was estimated to be $2.3 million and is included in Accrued expenses and other current liabilities on the condensed consolidated balance sheet.

Earnout liabilities are classified within Level 3 in the fair value hierarchy because the methodology used to develop the estimated fair value includes significant unobservable inputs reflecting management’s own assumptions. The table below presents a reconciliation of earnout liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	June 30, 2023	December 31, 2022
Balance at beginning of period	$2,250	$7,500
Additions	—	1,000
Net change in fair value and other adjustments	—	1,250
Payments	—	(7,500)
Balance at end of period	$2,250	$2,250

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

At June 30, 2023 and December 31, 2022, assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$22,160	$22,160	$—	$—
Commercial paper (maturities less than 90 days)	768	—	768	—
Short-term investments:
U.S. Treasuries	101,900	—	101,900	—
Agency bonds	3,298	—	3,298	—
Commercial paper	79,296	—	79,296	—
Certificates of deposit	34,021	—	34,021	—
Prepaid expenses and other current assets:
Interest rate swap contracts	4,209	—	4,209	—
Other assets:
Interest rate swap contracts	2,098	—	2,098	—
Liabilities:
Accrued expenses and other current liabilities:
Contingent consideration	2,250	—	—	2,250

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$39,523	$39,523	$—	$—
Commercial paper (maturities less than 90 days)	2,276	—	2,276	—
Certificates of deposit (maturities less than 90 days)	1,549	—	1,549	—
Agency bonds (maturities less than 90 days)	768	—	768	—
Short-term investments:
U.S. Treasuries	59,723	—	59,723	—
Agency bonds	6,452	—	6,452	—
Commercial paper	95,737	—	95,737	—
Certificates of deposit	23,027	—	23,027	—
Prepaid expenses and other current assets:
Interest rate swap contracts	3,716	—	3,716	—
Other assets:
Interest rate swap contracts	2,834	—	2,834	—
Liabilities:
Other long-term liabilities:
Contingent consideration	2,250	—	—	2,250

At June 30, 2023 and December 31, 2022, except for the contingent consideration noted above, the estimated fair values of all of the Company’s financial assets and liabilities subject to the three-level fair value hierarchy approximated their carrying values due to their short-term maturities (less than 12 months).

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

During the six months ended June 30, 2023, 7,489,599 LLC Units held by Continuing Pre-IPO LLC Members were exchanged for shares of Class A Common Stock of Definitive Healthcare Corp. pursuant to the terms of the Amended LLC Agreement. In addition, 690,370 restricted stock units vested and 233,078 shares were withheld to cover withholding tax obligations, resulting in the net issuance of 457,292 shares of Class A Common Stock of Definitive Healthcare Corp., for which LLC Units were issued on a one-for-one basis pursuant to the Definitive OpCo second amended and restated limited liability company agreement entered into in connection with the IPO.

As of June 30, 2023 and December 31, 2022, Definitive Healthcare Corp. held ownership interests in Definitive OpCo of 73.1% and 68.2%, respectively, and noncontrolling interests of 26.9% and 31.8%, respectively.

13. Accumulated Other Comprehensive Income

The following table summarize the changes in accumulated balances of other comprehensive income for the three and six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
(in thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Total	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$3,356	$(73)	$(490)	$2,793	$4,307	$(135)	$(504)	$3,668
Other comprehensive income (loss) before reclassifications	1,549	(253)	(90)	1,206	1,205	(191)	(76)	938
Amounts reclassified from AOCI	(747)	—	—	(747)	(1,354)	—	—	(1,354)
Ending balance	$4,158	$(326)	$(580)	$3,252	$4,158	$(326)	$(580)	$3,252

	Three months ended June 30, 2022, as restated				Six months ended June 30, 2022, as restated
(in thousands)	Unrealized Gain on Cash Flow Hedges	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Total	Unrealized Gain on Cash Flow Hedges	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$1,049	$(197)	$66	$918	$—	$—	$62	$62
Other comprehensive income (loss) before reclassifications	825	(93)	(253)	479	$1,874	$(290)	$(249)	1,335
Amounts reclassified from AOCI	276	—	—	276	276	—	—	276
Ending balance	$2,150	$(290)	$(187)	$1,673	$2,150	$(290)	$(187)	$1,673

14. Equity-Based Compensation

The Company recognizes equity-based compensation expense associated with awards granted under equity incentive plans. Equity-based compensation expense is allocated to all departments based on the recipients of the compensation. A summary of the expense by line item in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, respectively, is provided in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$296	$230	$554	$462
Sales and marketing	2,920	5,056	5,569	8,802
Product development	3,319	1,841	6,330	3,130
General and administrative	5,828	1,878	11,038	3,483
Total compensation expense	$12,363	$9,005	$23,491	$15,877

15. Income Taxes

During the six months ended June 30, 2023, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s scheduled reversal of deferred tax liabilities and cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

As of June 30, 2023 and December 31, 2022, the Company has recorded net deferred tax liabilities of $78.6 million and $75.6 million, respectively. The net deferred tax liability reflects a valuation allowance against deferred tax assets that are more likely than not to not be realized as well as reversing taxable temporary differences that will not provide a source of taxable income due to attribute limitation rules.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of June 30, 2023 and December 31, 2022, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

The Company's effective tax rate was 11.3% and 2.1%, as restated, for the three months ended June 30, 2023 and 2022, respectively, and 7.4% and 2.7%, as restated, for the six months ended June 30, 2023 and 2022, respectively. The Company’s effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance recorded, foreign tax rates that differ from the U.S. statutory tax rate, and partnership income that is not taxed.

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

Tax Receivable Agreement

Pursuant to the Company’s election under Section 754 of the Internal Revenue Code (the “Code”), the Company expects to obtain an increase in its share of the tax basis in the net assets of Definitive OpCo when LLC Interests are redeemed or exchanged by other members. The Company intends to treat any redemptions and exchanges of LLC Interest as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that would otherwise be paid in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) among Definitive Healthcare Corp., Definitive OpCo, and the TRA Parties and has recorded a liability under the TRA of $170.7 million and $155.1 million, as restated, as of June 30, 2023 and December 31, 2022, respectively. During the three and six months ended June 30, 2023, the Company recognized a TRA remeasurement loss of $1.1 million and $4.7 million, respectively. During the three and six months ended June 30, 2022, the Company recognized a TRA remeasurement gain of $3.5 million, as restated, and $3.3 million, as restated, respectively. Losses and gains in both periods were recognized within Other (expense) income, net in the Company’s condensed consolidated statements of operations. Under the TRA, the Company generally will be required to pay to the TRA Parties 85% of the amount of cash savings, if any, in U.S. federal, state, or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax basis adjustments resulting from (a) acquisitions by the Company of LLC Units from pre-IPO holders in connection with the IPO, and (b) subsequent redemptions or exchanges of LLC Units by holders for Class A Common Stock or other consideration, (ii) certain tax attributes acquired by the Company from the Blocker Companies in the Reorganization Transactions, and (iii) certain payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)		(As Restated)		(As Restated)
Numerator:
Net loss	$(11,605)	$(10,142)	$(27,577)	$(23,181)
Less: Net loss attributable to noncontrolling interests	(3,039)	(4,656)	(6,948)	(9,114)
Net loss attributable to Definitive Healthcare Corp.	$(8,566)	$(5,486)	$(20,629)	(14,067)

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock for the three and six months ended June 30, 2023 and 2022 (per share amounts unaudited).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands, except number of shares and per share amounts)		(As Restated)		(As Restated)
Basic net loss per share attributable to common stockholders
Numerator:
Allocation of net loss attributable to Definitive Healthcare Corp.	$(8,566)	$(5,486)	$(20,629)	$(14,067)
Denominator:
Weighted average number of shares of Class A Common Stock outstanding	111,768,782	99,203,697	110,011,177	98,186,909
Net loss per share, basic and diluted	$(0.08)	$(0.06)	$(0.19)	$(0.14)

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

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the period presented because their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2023	2022
Definitive OpCo LLC Units (vested and unvested)	42,861,612	54,745,380
Restricted Stock Units	6,049,898	3,762,621

17. Related Parties

The Company has engaged in revenue transactions within the ordinary course of business with entities affiliated with its private equity sponsors and with members of the Company’s board of directors. During each of the three months ended June 30, 2023 and 2022 the Company recorded revenue from related parties of $0.3 million and $0.2 million, respectively. During each of the six months ended June 30, 2023 and 2022, the Company recorded revenue from related parties of $0.7 million and $0.4 million, respectively. There were no receivables for related party revenue transactions at June 30, 2023. Receivables for related party revenue transactions amounted to $0.8 million at December 31, 2022.

18. Subsequent Events

On July 17, 2023, the Company signed a definitive agreement to acquire Populi, Inc. (“Populi”), a privately-held company incorporated in Delaware. Populi is a small healthcare analytics company that uses artificial intelligence-driven software to deliver accessible analytics-as-a-service through integrations and API’s to the data science platforms that providers use every day. Consideration for Populi consists of $52.0 million in cash, subject to working capital adjustments, with the potential for additional consideration contingent upon achievement of certain performance-based milestones in 2024 and 2025.

On July 21, 2023, the Company completed the purchase of Populi. The initial accounting for the business combination is incomplete as a result of the timing of the acquisition.

On July 27, 2023, the Company committed to a restructuring plan intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. The Company estimates that in the third quarter of 2023 it will incur pre-tax cash restructuring and related charges of approximately $1.8 million to $2.0 million, consisting primarily of severance payments, employee benefits, and related cash expenses, as well as an immaterial non-cash stock-based compensation charge related to the vesting of share-based awards for employees who are terminated. The Company expects these actions will be substantially complete by the end of the third quarter of 2023.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report and with our audited Consolidated Financial Statements, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Form 10-K/A.

As discussed in “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part II, Item 1A in this Quarterly Report and in Part I, Item 1A of our 2022 Form 10-K/A.

Overview

Definitive Healthcare is a leading provider of healthcare commercial intelligence. Our solutions provide accurate and comprehensive information on healthcare providers and their activities to help our customers optimize everything from product development to go-to-market planning and sales and marketing execution. Delivered through our software as a service (“SaaS”) platform, our intelligence has become important to the commercial success of our approximately 3,000 customers as of June 30, 2023. We generally define a customer as a company that maintains one or more active paid subscriptions to our platform.

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

Restatement

As described in the Note 1 of “Notes to the Consolidated Financial Statements,” we have restated our consolidated financial statements and Item 2. Management’s Discussion of Financial Condition and Results of Operations for the three and six months ended June 30, 2022.

Recent Developments

Acquisitions

On July 17, 2023, we signed a definitive agreement to acquire Populi, Inc. (“Populi”), a privately-held company incorporated in Delaware. Populi is a small healthcare analytics company that uses artificial intelligence-driven software to deliver accessible analytics-as-a-service through integrations and API’s to the data science platforms that providers use every day. Consideration for Populi consists of $52.0 million in cash, subject to working capital adjustments, with the potential for additional consideration contingent upon achievement of certain performance-based milestones in 2024 and 2025.

On July 21, 2023, we completed the purchase of Populi. The initial accounting for the business combination is incomplete as a result of the timing of the acquisition.

Restructuring charges

On January 12, 2023, we announced a restructuring plan intended to reduce operating costs, improve operating margins, and continue advancing our ongoing commitment to profitable growth. During the three and six months ended June 30, 2023, we incurred restructuring and related charges of $0.3 million and $2.5 million, respectively, consisting primarily of severance payments, employee benefits, and related cash expenses. These charges were recognized within Transaction, integration, and restructuring expenses in our condensed consolidated statements of operations. We expect to incur an additional $0.2 million of expense through the third quarter of 2023 associated with the restructuring plan.

On July 27, 2023, we committed to a subsequent restructuring plan intended to reduce operating costs, improve operating margins, and continue advancing our ongoing commitment to profitable growth. We estimate that in the third quarter of 2023 we will incur pre-tax cash restructuring and related charges of approximately $1.8 million to $2.0 million, consisting primarily of severance payments, employee benefits, and related cash expenses, as well as an immaterial non-cash stock-based compensation charge related to the vesting of share-based awards for employees who are terminated. We expect these actions will be substantially complete by the end of the third quarter of 2023.

Macroeconomic Conditions

As a corporation with a global footprint, we are subject to risks and exposures caused by significant events and their macroeconomic impacts, including, but not limited to, the Russia-Ukraine war, global geopolitical tension, and more recently, rising inflation and interest rates, volatility in the capital markets, liquidity concerns at, and failures of, banks and other financial institutions, and related market uncertainty. We continuously monitor the direct and indirect impacts, and the potential for future impacts, of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. While our revenue and earnings have historically been relatively predictable as a result of our subscription-based business model, the potential implications of these macroeconomic events on our business, results of operations, and overall financial position, particularly in the long term, introduce additional uncertainty.

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

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depend on many factors, including the following:

Acquiring New Customers

We plan to continue to organically grow the number of customers that use our platform by increasing demand for our platform and penetrating our addressable market. Our results of operations and growth prospects will depend, in part, on our ability to attract new customers. We intend to drive new customer acquisition with our efficient go-to-market engine by continuing to invest in our sales and marketing efforts and developing new use cases for our platform. Enterprise Customers represent the majority of our ARR and are a key focus of our go-to-market programs. As of June 30, 2023 and December 31, 2022, we had approximately 3,000 customers. Our total customer and Enterprise Customer counts decreased slightly over the course of the quarter, reflecting the impact of macroeconomic conditions on our prospective customers. We have identified more than 100,000 potential customers across the healthcare ecosystem that we believe could benefit from our platform. Our ability to attract and acquire new customers is dependent on the strength of our platform and effectiveness of our go-to-market strategy, as well as macroeconomic factors and their impact on our potential customers’ business spending.

Expanding Relationships with Existing Customers

We believe there is a significant opportunity to generate additional revenue from our existing customer base of approximately 3,000 customers as of June 30, 2023.

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

The following table presents a reconciliation of Gross Profit and Gross Margin to Adjusted Gross Profit and Adjusted Gross Margin for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Reported gross profit and margin	$49,789	82%	$42,770	78%	$97,084	81%	$81,566	78%
Amortization of intangible assets acquired through business combinations	2,314	4%	5,302	10%	4,604	4%	10,404	10%
Equity compensation costs	296	—	230	—	554	—	462	—
Adjusted gross profit and margin	$52,399	86%	$48,302	89%	$102,242	85%	$92,432	88%

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

The following table presents a reconciliation of Net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
			(As Restated)				(As Restated)
(in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net loss and margin	$(11,605)	(19)%	$(10,142)	(19)%	$(27,577)	(23)%	$(23,181)	(22)%
Interest expense, net	221	—	2,580	5%	1,001	1%	4,464	4%
Benefit from income taxes	(1,484)	(2)%	(213)	—	(2,194)	—	(639)	—
Depreciation & amortization	12,778	21%	15,774	29%	25,722	21%	31,026	30%
EBITDA and margin	(90)	—	7,999	15%	(3,048)	(3)%	11,670	11%
Other expense (income), net (a)	797	1%	(4,103)	(8)%	4,428	4%	(4,088)	(4)%
Equity-based compensation (b)	12,363	20%	9,005	17%	23,491	20%	15,877	15%
Transaction, integration, and restructuring expenses (c)	3,571	6%	2,107	4%	6,161	5%	3,417	3%
Other non-recurring items (d)	600	1%	1,259	2%	1,876	2%	3,436	3%
Adjusted EBITDA and margin	$17,241	28%	$16,267	30%	$32,908	27%	$30,312	29%

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
(d)
Non-recurring items represent expenses driven by events that are typically by nature one-time, non-operational, and unrelated to our core operations. These expenses are comprised primarily of professional fees related to financing, capital structure changes, and other non-recurring set-up costs related to public company operations. In addition, these expenses include sales tax accrual charges recorded during the three and six months ended June 30, 2023, of $0.2 million and $0.6 million, respectively and during the three and six months ended June 30, 2022, of $0.7 million and $1.2 million, respectively, after we became aware of a state sales tax liability for sales taxes that we may have been required to collect from customers in 2023 and in certain previous years, which amounts include assumed maximum penalties and interest.

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

The following table presents cRPO as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Current	$176,521	$183,527
Non-current	87,405	93,464
Total	$263,926	$276,991

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

Components of our Results of Operations

Revenue

For the six months ended June 30, 2023, we derived approximately 98% of our revenue from subscription services and the remainder from professional services. Our subscription services consist primarily of subscription fees for access to our platform. Our subscription contracts typically have a term ranging from 1 to 3 years and are non-cancellable. We typically bill for services in advance annually, and we typically require payment at the beginning of each annual period. Our subscription revenue is recognized ratably over the contract term. Our professional services revenue typically is derived from non-recurring consulting services which are generally capable of being distinct and can be accounted for as separate performance obligations. Revenue related to these professional services is recognized at the time the services are performed.

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

Results of Operations

The following table sets forth a summary of our condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)		(As Restated)		(As Restated)
Revenue	$60,957	$54,548	$120,158	$104,672
Cost of revenue:
Cost of revenue exclusive of amortization	8,078	6,198	16,630	12,148
Amortization	3,090	5,580	6,444	10,958
Total cost of revenue	11,168	11,778	23,074	23,106
Gross profit	49,789	42,770	97,084	81,566
Operating expenses:
Sales and marketing	24,702	23,585	48,125	44,878
Product development	10,229	8,706	20,113	15,556
General and administrative	13,670	10,056	27,749	21,091
Depreciation and amortization	9,688	10,194	19,278	20,068
Transaction, integration, and restructuring expenses	3,571	2,107	6,161	3,417
Total operating expenses	61,860	54,648	121,426	105,010
Loss from operations	(12,071)	(11,878)	(24,342)	(23,444)
Total other (expense) income, net	(1,018)	1,523	(5,429)	(376)
Net loss before income taxes	(13,089)	(10,355)	(29,771)	(23,820)
Benefit from income taxes	1,484	213	2,194	639
Net loss	(11,605)	(10,142)	(27,577)	(23,181)
Less: Net loss attributable to noncontrolling interests	(3,039)	(4,656)	(6,948)	(9,114)
Net loss attributable to Definitive Healthcare Corp.	$(8,566)	$(5,486)	$(20,629)	$(14,067)

Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022

Revenue

Revenue increased $6.4 million, or 12%, in the three months ended June 30, 2023 compared with the same period in the prior year, driven primarily by higher subscription revenue of $6.1 million and higher professional service revenue of $0.3 million. Increases from the organic addition of new customers in the amount of $7.9 million was partially offset by a $1.4 million reduction in revenue from customers that existed as of the end of the prior year.

Cost of Revenue

Cost of revenue decreased $0.6 million, or 5%, in the three months ended June 30, 2023 compared with the same period in the prior year. This decrease was driven by a $2.5 million reduction in amortization, primarily due to a substantial acquired data asset reaching the end of its economic life in July 2022. This decrease was partially offset by a $1.8 million increase in hosting fees and data subscription costs as a result of expanded customer usage of our platform and the rollout of additional third-party data sources to our customers at the beginning of 2023.

Operating Expenses

Operating expenses increased $7.2 million, or 13%, during the three months ended June 30, 2023 compared with the same period in the prior year. While inflation has generally contributed to rising vendor and labor costs, we believe the increase to operating expenses was primarily due to:

•
An increase in sales and marketing expense of $1.1 million for the three months ended June 30, 2023, due primarily to increased personnel costs resulting from additional hiring, partially offset by decreases in stock-based compensation expense due to key role transitions;
•
An increase in product development expense of $1.5 million for the three months ended June 30, 2023, due primarily to increases in stock-based compensation expense and increased personnel costs resulting from additional hiring, partially offset by decreases in professional fees;
•
An increase in general and administrative expense of $3.6 million for the three months ended June 30, 2023, due primarily to increases in personnel costs, including stock-based compensation expense from new equity grants and key role transitions over the past year, along with increases in sales tax expense from increased sales of services to customers, representing amounts payable, inclusive of interest and penalties, to taxation authorities in which we did not charge the customer for sales taxes, and an increase in bad debt expense, partially offset by savings from franchise taxes, new insurance policies, and reduced professional fees;
•
An increase in transaction, integration and restructuring expenses of $1.5 million for the three months ended June 30, 2023, due primarily to costs associated with the acquisition of Populi and our restructuring plan announced on January 12, 2023, partially offset by impairments of assets associated with the exit of certain leased office facilities in the prior period.

Other (Expense) Income, Net

Total other expense, net was $1.0 million for the three months ended June 30, 2023 compared to total other income, net of $1.5 million, as restated, in the same period in the prior year. The overall decrease was primarily attributed to a $4.9 million increase in other expense, net, primarily due to a TRA liability remeasurement loss driven by future realizability of tax attributes payable under the TRA, and a $1.0 million increase in interest expense due to rising interest rates from our debt obligations, partially offset by a $3.4 million increase in interest income earned from our short-term investments.

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022

Revenue

Revenue increased $15.5 million, or 15%, in the six months ended June 30, 2023 compared with the same period in the prior year, driven primarily by higher subscription revenue of $14.8 million and higher professional service revenue of $0.7 million. Increases from the organic addition of new customers in the amount of $16.0 million and the acquisition of Analytical Wizards in February 2022 in the amount of $1.3 million were partially offset by a $1.8 million reduction in revenue from customers that existed as of the end of the prior year.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2023 compared with the same period in the prior year remained flat. Expanded customer usage of our platform and the rollout of additional third-party data sources to our customers at the beginning of 2023 increased hosting fees and data subscription costs by $3.8 million. In addition, employee costs increased by $0.7 million due to expansion of customer support and professional service roles, primarily resulting from the acquisition of Analytical Wizards in February 2022. These increases were partially offset by a $4.5 million reduction in amortization, primarily due to a substantial acquired data asset reaching the end of its economic life in July 2022.

Operating Expenses

Operating expenses increased $16.4 million, or 16%, during the six months ended June 30, 2023 compared with the same period in the prior year. While inflation has generally contributed to rising vendor and labor costs, we believe the increase to operating expenses was primarily due to:

•
An increase in sales and marketing expense of $3.2 million for the six months ended June 30, 2023, due primarily to increased personnel costs resulting from additional hiring, along with increased advertising costs, partially offset by decreases in stock-based compensation expense due to key role transitions;
•
An increase in product development expense of $4.6 million for the six months ended June 30, 2023, due primarily to increases in stock-based compensation expense and increased personnel costs resulting from additional hiring;
•
An increase in general and administrative expense of $6.7 million for the six months ended June 30, 2023, due primarily to increases in stock-based compensation expense from new equity grants and key role transitions over the past year, along with increases in sales tax expense from increased sales of services to customers, representing amounts payable, inclusive of interest and penalties, to taxation authorities in which we did not charge the customer for sales taxes, and an increase in bad debt expense, partially offset by savings from franchise taxes, new insurance policies, rent and facility costs due to prior year office closures, and reduced professional fees;
•
An increase in transaction, integration and restructuring expenses of $2.7 million for the six months ended June 30, 2023, due primarily to costs associated with the acquisition of Populi and our restructuring plan announced on January 12, 2023, partially offset by impairments of assets associated with the exit of certain leased office facilities in the prior period.

Other Expense, Net

Total other expense, net was $5.4 million for the six months ended June 30, 2023 compared to total other expense, net of $0.4 million, as restated, in the same period in the prior year. The overall increase was primarily attributed to a $8.5 million increase in other expense, net, primarily due to a TRA liability remeasurement loss driven by future realizability of tax attributes payable under the TRA, and a $2.7 million increase in interest expense due to rising interest rates from our debt obligations, partially offset by a $6.2 million increase in interest income earned from our short-term investments.

Liquidity and Capital Resources

Overview

As of June 30, 2023, we had $132.4 million of cash and cash equivalents, $218.5 million of short-term investments, and $75.0 million available under our revolving credit facility. Our principal sources of liquidity are cash and cash equivalents and short-term investments on hand, primarily from our IPO and follow-on offerings, as well as the cash flows we generate from operations. Our principal uses of liquidity have been primarily for investment in long-term growth of the business through capital expenditures and acquisitions, including the acquisition of Populi in July 2023, as well as debt services and distributions to members of Definitive OpCo.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash provided by (used in):
Operating activities	$26,994	$29,114
Investing activities	(32,130)	(177,033)
Financing activities	(9,156)	(11,124)
Change in cash and cash equivalents (excluding effect of exchange rate changes)	$(14,292)	$(159,043)

Cash Flows provided by Operating Activities

Net cash provided by operating activities was $27.0 million during the six months ended June 30, 2023, primarily as a result of a net loss of $27.6 million, offset by non-cash charges of $58.6 million. The non-cash charges were primarily comprised of amortization of intangible assets of $24.8 million, equity compensation costs of $23.5 million, a loss on remeasurement of the TRA of $4.7 million, and amortization of deferred contract costs of $6.0 million. The net decrease in operating assets and liabilities of $4.1 million was primarily driven by cash outflows resulting from an increase in deferred contract costs of $9.1 million, lower accounts payable, accrued expenses, and other current liabilities, collectively, of $3.0 million, an increase in prepaid expense and other assets of $3.6 million, and a decrease in deferred revenue of $2.2 million due to the timing of billings and cash received in advance of revenue recognition for subscription services. These factors were partially offset by a decrease in accounts receivable of $13.9 million.

Cash Flows used in Investing Activities

Cash used in investing activities during the six months ended June 30, 2023 was $32.1 million, driven primarily by $132.8 million in purchases of short-term investments, partially offset by $102.7 million in maturities of short-term investments.

Cash Flows used in Financing Activities

Cash used in financing activities during the six months ended June 30, 2023 was $9.2 million, primarily driven by repayments of the 2021 Term Loan (as defined below) of $3.4 million, $2.8 million in tax distribution payments to members, and taxes paid related to the net share settlement of equity awards of $2.6 million.

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

The 2021 Term Loan is subject to annual amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on the Initial Amortization Date, equal to approximately 2.5% per annum of the principal amount of the term loans in the first year and second year after the Initial Amortization Date and approximately 5.0% per annum of the principal amount of the term loans in the third year, fourth year, and fifth year after the Initial Amortization Date. A balloon payment of approximately $220.0 million will be due at maturity. There was $263.0 million outstanding on the 2021 Term Loan at June 30, 2023.

The 2021 Revolving Line of Credit is committed for $75.0 million and has a maturity date of September 17, 2026. There was no outstanding balance as of June 30, 2023. On October 31, 2022, the Company amended the 2021 Credit Agreement to replace the LIBO rate with Term SOFR plus an applicable rate.

The 2021 Credit Agreement includes certain financial covenants, and the Company was compliant with its financial covenants under the 2021 Credit Agreement as of June 30, 2023 and December 31, 2022.

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

Capital Expenditures

Capital expenditures increased by $0.5 million to $2.1 million for the six months ended June 30, 2023 compared to $1.6 million for the same period in the prior year, primarily due to the acquisition of new data sources.

Critical Accounting Policies and Estimates

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates including business combinations, goodwill and indefinite-lived intangible assets, and income taxes, see our discussion for the year ended December 31, 2022 included in our 2022 Form 10-K/A. There have been no material changes to these policies or estimates as of June 30, 2023.

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

Interest Rate Risk

Our cash, cash equivalents, and short-term investments primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities, and commercial paper. As of June 30, 2023, we had cash and cash equivalents of $132.4 million and short-term investments of $218.5 million.

Our operating results are subject to market risk from interest rate fluctuations on our 2021 Term Loan, which bears a variable interest rate based on the SOFR Rate or a Base Rate plus an applicable margin. In order to reduce the interest rate risk on our debt, we have entered into an interest rate swap agreement on a portion of our borrowings. As of June 30, 2023, the total principal balance outstanding was $263.0 million. Excluding the effect of the interest rate swap agreement, a hypothetical 1.0% increase or decrease in the interest rate associated with borrowings under the 2021 Credit Agreement would have resulted in an impact to interest expense of approximately $1.3 million for the six months ended June 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, management identified a material weakness in our internal control over financial reporting which was also disclosed in the 2022 Form 10-K/A. As a result of this material weakness, management concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

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

This material weakness remains unremediated as of June 30, 2023. Management is taking steps to remediate this material weakness (see “Remediation Plan in Response to Material Weakness” for details).

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2023, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of the financial statements for the quarter ended June 30, 2023 had not yet been identified.

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

ITEM 1A. RISK FACTORS

For a more detailed discussion of our risks and uncertainties, see also Item 1A – Risk Factors in our 2022 Form 10-K/A. Except as noted below, there have been no material changes in our risk factors since the filing of our 2022 Form 10-K/A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the terms of the Amended LLC Agreement, holders of LLC Units have the right to exchange all or a portion of their LLC Units for newly issued shares of Class A Common Stock on a one-for-one basis, which issuances are made in reliance on Section 4(a)(2) of the Securities Act. Upon any such exchange, a corresponding number of shares of Class B Common Stock held by such LLC Unit holders are cancelled. Such exchanges executed in the second quarter of 2023 are as follows:

Date of Exchange	Number of Shares Exchanged
April 10, 2023	1,011
May 11, 2023	2,717,043
Total	2,718,054

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

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

10.1*	The Definitive Healthcare Corp. Director Compensation Plan.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Definitive Healthcare Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

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