Form 10-Q
period 2023-09-30
Definitive Healthcare Corp.
filed 2023-11-02
CIK 1861795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 31, 2023, the number of outstanding shares of the registrant’s Class A Common Stock was 116,328,089 shares.

Definitive Healthcare Corp.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2023

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

For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with Part I, Item 1A, “Risk Factors,” in our Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K/A”) filed with the Securities and Exchange Commission (“SEC”) on August 14, 2023, and Part II, Item 1A in this Quarterly Report and the other cautionary statements that are included elsewhere in this Quarterly Report and in our public filings, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any forward-looking statement made by us speaks only as of the date on which we make it. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

(Unaudited)

		(As Restated)
	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$77,460	$146,934
Short-term investments	229,565	184,939
Accounts receivable, net	41,308	58,799
Prepaid expenses and other current assets	14,667	12,686
Current portion of deferred contract costs	12,396	10,387
Total current assets	375,396	413,745
Property and equipment, net	4,628	4,464
Operating lease right-of-use assets, net	9,951	9,681
Other assets	3,414	4,683
Deferred contract costs, net of current portion	16,132	14,596
Intangible assets, net	336,027	350,722
Goodwill	1,073,986	1,324,733
Total assets	$1,819,534	$2,122,624
Liabilities and Equity
Current liabilities:
Accounts payable	5,567	3,948
Accrued expenses and other current liabilities	35,986	26,855
Current portion of deferred revenue	89,713	99,692
Current portion of term loan	13,750	8,594
Current portion of operating lease liabilities	2,126	1,521
Total current liabilities	147,142	140,610
Long term liabilities:
Deferred revenue, net of current portion	68	236
Term loan, net of current portion	245,866	255,765
Operating lease liabilities, net of current portion	9,873	9,969
Tax receivable agreements liability, net of current portion	138,736	155,111
Deferred tax liabilities	65,461	75,737
Other long-term liabilities	8,938	3,251
Total liabilities	616,084	640,679

Equity:
Class A Common Stock, par value $0.001, 600,000,000 shares authorized, 116,281,962 and 105,138,273 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	116	105
Class B Common Stock, par value $0.00001, 65,000,000 shares authorized, 39,781,946 and 39,129,867 shares issued and outstanding, respectively, at September 30, 2023, and 50,433,101 and 48,923,952 shares issued and outstanding, respectively at December 31, 2022	—	—
Additional paid-in capital	1,077,332	970,207
Accumulated other comprehensive income	3,051	3,668
Accumulated deficit	(217,217)	(25,062)
Noncontrolling interests	340,168	533,027
Total equity	1,203,450	1,481,945
Total liabilities and equity	$1,819,534	$2,122,624

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share amounts and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
		(As Restated)		(As Restated)
	2023	2022	2023	2022
Revenue	$65,325	$57,382	$185,483	$162,054
Cost of revenue:
Cost of revenue exclusive of amortization	8,663	6,569	25,293	18,717
Amortization	3,232	3,155	9,676	14,113
Gross profit	53,430	47,658	150,514	129,224
Operating expenses:
Sales and marketing	22,804	21,184	70,929	66,062
Product development	10,759	9,205	30,872	24,761
General and administrative	14,545	14,349	42,294	35,440
Depreciation and amortization	9,795	10,037	29,073	30,105
Transaction, integration, and restructuring expenses	3,505	2,945	9,666	6,362
Goodwill impairment	287,400	—	287,400	—
Total operating expenses	348,808	57,720	470,234	162,730
Loss from operations	(295,378)	(10,062)	(319,720)	(33,506)
Other income (expense), net:
Interest income	3,464	608	9,870	858
Interest expense	(3,897)	(3,074)	(11,304)	(7,788)
Other income, net	29,589	5,628	25,161	9,716
Total other income, net	29,156	3,162	23,727	2,786
Net loss before income taxes	(266,222)	(6,900)	(295,993)	(30,720)
Benefit from income taxes	17,534	15	19,728	654
Net loss	(248,688)	(6,885)	(276,265)	(30,066)
Less: Net loss attributable to noncontrolling interests	(77,162)	(3,865)	(84,110)	(12,979)
Net loss attributable to Definitive Healthcare Corp.	$(171,526)	$(3,020)	$(192,155)	$(17,087)
Net loss per share of Class A Common Stock:
Basic and diluted	$(1.50)	$(0.03)	$(1.72)	$(0.17)
Weighted average Class A Common Stock outstanding:
Basic and diluted	114,527,514	102,904,565	111,533,166	99,776,742

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
		(As Restated)		(As Restated)
	2023	2022	2023	2022
Net loss	$(248,688)	$(6,885)	$(276,265)	$(30,066)
Other comprehensive loss:
Foreign currency translation adjustments	(30)	(207)	(134)	(417)
Unrealized gain (loss) on available-for-sale securities	205	46	(59)	(406)
Unrealized (loss) gain on interest rate hedging instruments	(442)	3,333	(686)	6,673
Comprehensive loss	(248,955)	(3,713)	(277,144)	(24,216)
Less: Comprehensive loss attributable to noncontrolling interests	(77,228)	(2,931)	(84,372)	(10,978)
Comprehensive loss attributable to Definitive Healthcare Corp.	$(171,727)	$(782)	$(192,772)	$(13,238)

See notes to condensed consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

(amounts in thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Amount	Stock	Amount	Capital	Deficit	Income	Interests	Equity
Balance at January 1, 2023, as restated	105,138,273	$105	50,433,101	$—	$970,207	$(25,062)	$3,668	$533,027	$1,481,945
Net loss, as restated	—	—	—	—	—	(12,063)	—	(3,909)	(15,972)
Other comprehensive loss	—	—	—	—	—	—	(875)	(372)	(1,247)
Vested incentive units	—	—	—	—	(505)	—	—	505	—
Issuance of Class A Common Stock upon vesting of RSUs	380,676	—	—	—	828	—	—	(828)	—
Shares withheld related to net share settlement	(127,829)	—	—	—	(1,530)	—	—	—	(1,530)
Effect of LLC unit exchanges, as restated	4,771,545	5	(4,771,545)	—	41,881	—	—	(52,352)	(10,466)
Forfeited unvested incentive units	—	—	(34,623)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	7,811	—	—	3,317	11,128
Balance at March 31, 2023, as restated	110,162,665	$110	45,626,933	$—	$1,018,692	$(37,125)	$2,793	$479,388	$1,463,858
Net loss	—	—	—	—	—	(8,566)	—	(3,039)	(11,605)
Other comprehensive loss	—	—	—	—	—	—	459	176	635
Vested incentive units	—	—	—	—	(390)	—	—	390	—
Issuance of Class A Common Stock upon vesting of RSUs	309,694	—	—	—	620	—	—	(620)	—
Shares withheld related to net share settlement	(105,249)	—	—	—	(1,085)	—	—	—	(1,085)
Effect of LLC unit exchanges	2,718,054	3	(2,718,054)	—	23,934	—	—	(29,817)	(5,880)
Forfeited unvested incentive units	—	—	(47,267)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	8,943	—	—	3,420	12,363
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,827)	(2,827)
Balance at June 30, 2023	113,085,164	$113	42,861,612	$—	$1,050,714	$(45,691)	$3,252	$447,071	$1,455,459
Net loss	—	—	—	—	—	(171,526)	—	(77,162)	(248,688)
Other comprehensive income	—	—	—	—	—	—	(201)	(66)	(267)
Vested incentive units	—	—	—	—	(5,086)	—	—	5,086	—
Issuance of Class A Common Stock upon vesting of RSUs	214,549	—	—	—	391	—	—	(391)	—
Shares withheld related to net share settlement	(75,217)	—	—	—	(782)	—	—	—	(782)
Effect of LLC unit exchanges	3,057,466	3	(3,057,466)	—	23,231	—	—	(29,634)	(6,400)
Forfeited unvested incentive units	—	—	(22,200)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	8,864	—	—	3,130	11,994
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(7,866)	(7,866)
Balance at September 30, 2023	116,281,962	$116	39,781,946	$—	$1,077,332	$(217,217)	$3,051	$340,168	$1,203,450

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY (CONTINUED)

(amounts in thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Amount	Stock	Amount	Capital	Deficit	Income	Interests	Equity
Balance at January 1, 2022, as restated	97,030,095	97	58,244,627	—	888,992	(17,840)	62	628,525	1,499,836
Net loss, as restated	—	—	—	—	—	(8,581)	—	(4,458)	(13,039)
Other comprehensive income	—	—	—	—	—	—	856	487	1,343
Vested incentive units	—	—	—	—	(696)	—	—	696	—
Effect of LLC unit exchanges, as restated	544,302	1	(544,302)	—	5,071	—	—	(5,965)	(893)
Forfeited unvested incentive units	—	—	(33,549)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	4,377	—	—	2,495	6,872
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(258)	(258)
Balance at March 31, 2022, as restated	97,574,397	$98	57,666,776	$—	$897,744	$(26,421)	$918	$621,522	$1,493,861
Net loss, as restated	—	—	—	—	—	(5,486)	—	(4,656)	(10,142)
Other comprehensive income, as restated	—	—	—	—	—	—	755	580	1,335
Vested incentive units	—	—	—	—	(358)	—	—	358	—
Issuance of Class A Common Stock upon vesting of RSUs	11,729	—	—	—	45	—	—	(45)	—
Effect of LLC unit exchanges, as restated	2,898,589	2	(2,898,589)	—	24,764	—	—	(29,358)	(4,592)
Forfeited unvested incentive units	—	—	(22,807)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	5,852	—	—	3,153	9,005
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5,029)	(5,029)
Balance at June 30, 2022, as restated	100,484,715	$100	54,745,380	$—	$928,047	$(31,907)	$1,673	$586,525	$1,484,438
Net loss, as restated	—	—	—	—	—	(3,020)	—	(3,865)	(6,885)
Other comprehensive income, as restated	—	—	—	—	—	—	2,238	934	3,172
Vested incentive units	—	—	—	—	(5,728)	—	—	5,728	—
Issuance of Class A Common Stock upon vesting of RSUs	440,317	—	—	—	1,079	—	—	(1,079)	—
Shares withheld related to net share settlement	(136,000)	—	—	—	(2,745)	—	—	—	(2,745)
Effect of LLC unit exchanges, as restated	4,172,933	5	(4,172,933)	—	34,207	—	—	(46,580)	(12,368)
Forfeited unvested incentive units	—	—	(5,549)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	6,141	—	—	2,992	9,133
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,652)	(1,652)
Balance at September 30, 2022, as restated	104,961,965	$105	50,566,898	$—	$961,001	$(34,927)	$3,911	$543,003	$1,473,093

See notes to condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
		(As Restated)
	2023	2022
Cash flows provided by (used in) operating activities:
Net loss	$(276,265)	$(30,066)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,391	1,721
Amortization of intangible assets	37,358	42,497
Amortization of deferred contract costs	9,475	6,274
Equity-based compensation	35,485	25,010
Amortization of debt issuance costs	527	527
Provision for doubtful accounts receivable	820	769
Non-cash restructuring charges	155	1,023
Goodwill impairment charge	287,400	—
Tax receivable agreement remeasurement	(24,977)	(8,583)
Deferred income taxes	(19,728)	(719)
Changes in operating assets and liabilities:
Accounts receivable	19,370	12,454
Prepaid expenses and other current assets	(5,808)	2,554
Deferred contract costs	(13,020)	(10,070)
Contingent consideration	—	(6,400)
Accounts payable, accrued expenses, and other liabilities	(1,589)	5,832
Deferred revenue	(14,113)	(3,024)
Net cash provided by operating activities	36,481	39,799
Cash flows (used in) provided by investing activities:
Purchases of property, equipment, and other assets	(2,383)	(3,455)
Purchases of short-term investments	(213,613)	(217,266)
Maturities of short-term investments	174,830	96,000
Cash paid for acquisitions, net of cash acquired	(45,023)	(56,296)
Net cash used in investing activities	(86,189)	(181,017)
Cash flows used in financing activities:
Repayments of term loans	(5,156)	(5,156)
Taxes paid related to net share settlement of equity awards	(3,397)	(2,745)
Payment of contingent consideration	—	(1,100)
Payments under tax receivable agreement	(246)	—
Payments of equity offering issuance costs	(30)	(1,299)
Member distributions	(10,693)	(6,939)
Net cash used in financing activities	(19,522)	(17,239)
Net decrease in cash and cash equivalents	(69,230)	(158,457)
Effect of exchange rate changes on cash and cash equivalents	(244)	(213)
Cash and cash equivalents, beginning of period	146,934	387,498
Cash and cash equivalents, end of period	$77,460	$228,828
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$10,772	$7,248
Income taxes	$136	$—
Acquisitions:
Net assets acquired, net of cash acquired	$52,659	$97,296
Working capital adjustment receivable	164	—
Initial cash investment in prior year	—	(40,000)
Contingent consideration	(7,800)	(1,000)
Net cash paid for acquisitions	$45,023	$56,296
Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$283	$4,504
Supplemental disclosure of non-cash financing activities:
Unpaid equity offering costs included in accrued expenses	$—	$147

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with rules applicable to quarterly financial information. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative nongovernmental GAAP as found in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered, in the opinion of management, necessary for a fair presentation of the unaudited interim condensed consolidated financial statements for these interim periods have been included.

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

Adoption of Recently Issued Financial Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13—Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments. This standard is intended to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope, such as trade receivables. The amendment is effective for fiscal years beginning after December 15, 2022. The Company adopted the update effective January 1, 2023 and the adoption of the standard did not have a material impact on the Company's condensed consolidated financial statements for the quarter ended September 30, 2023.

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

Restatement of Previously Issued Financial Statements

The financial statements for the three and nine months ended September 30, 2022, have been restated to reflect the correction of misstatements related to the collection of sales taxes from sales of services to customers further described below (the “Misstatements”), along with other immaterial adjustments. The Company also restated all amounts within the notes to the financial statements. A description of adjustments and their impact on the previously issued financial statements are included below.

In the first quarter of 2023, the Company began a review of its sales tax positions, and related accounting matters, with the assistance of outside consultants. As a result of the review, the Company determined during the second quarter of 2023 that sales in certain states were subject to sales tax and that the Company had not assessed such sales tax on sales of its services to customers. The Company determined that it did not accrue sales taxes and corrected these Misstatements by recording sales tax accruals through general and administrative expense as of the end of each affected period. These accrual amounts assume that (i) customers who have not yet provided certificates or other documentation of exemption from sales tax are taxable, (ii) maximum interest and penalty assessments may be imposed, and (iii) the Company will not receive waivers of interest and penalties or other benefits under agreements it may obtain with jurisdictions from its outreach with voluntarily disclosures. The Company expects to make adjustments to the sales tax liability in future periods based on the results of the voluntary disclosure agreements, including, but not limited to, classification of exempt sales based on customer exemption certificates, waivers of interest and penalties, or other benefits. The Misstatements that appeared in the previously issued financial statements were material, and the Company has also corrected other immaterial errors, which are further described below.

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

A summary of the impacts of the Misstatements and other immaterial adjustments is as follows:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
(in thousands)	As previously reported	As Restated	As previously reported	As Restated
Net loss	$(6,354)	$(6,885)	$(28,990)	$(30,066)
Net loss attributable to noncontrolling interests	(3,665)	(3,865)	(12,527)	(12,979)
Net loss attributable to Definitive Healthcare Corp.	(2,689)	(3,020)	(16,463)	(17,087)

	As of
	September 30, 2022
(in thousands)	As previously reported	As Restated
Total assets	$2,119,773	$2,121,404
Total liabilities	642,251	648,311
Total equity	1,477,522	1,473,093

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
b)
Related Impact on Tax Receivable Agreement (“TRA”) – Any impact on tax receivable gains and losses due to the corrections in (a) above is reflected as a change in the tax receivable agreement liability on the balance sheet and a change in other expense on the condensed consolidated statements of operations.
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

The following table sets forth the corrections in each of the line items affected in the consolidated statements of operations for each respective period:

(in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Increase in general and administrative expense (a)	$631	$1,876
Increase in gain on remeasurement of TRA liability (other income) (b)	100	287
Increase in benefit from income taxes (c)	—	513
Increase in net loss due to restatement items	531	1,076
Increase in net loss attributable to noncontrolling interests due to restatement items (d)	200	452
Increase in net loss attributable to Definitive Healthcare Corp. due to restatement items	331	624

See footnote descriptions above (a) Sales Tax (b) Related Impact on TRA (c) Purchase Price Allocation Misstatement (d) Related Impact on Noncontrolling Interests

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
(in thousands, except share amounts and per share data)	As previously reported	As Restated	As previously reported	As Restated
Revenue	$57,382	$57,382	$162,054	$162,054
Cost of revenue:
Cost of revenue exclusive of amortization	6,569	6,569	18,717	18,717
Amortization	3,155	3,155	14,113	14,113
Gross profit	47,658	47,658	129,224	129,224
Operating expenses:
Sales and marketing	21,184	21,184	66,062	66,062
Product development	9,205	9,205	24,761	24,761
General and administrative	13,718	14,349	33,564	35,440
Depreciation and amortization	10,037	10,037	30,105	30,105
Transaction, integration, and restructuring expenses	2,945	2,945	6,362	6,362
Total operating expenses	57,089	57,720	160,854	162,730
Loss from operations	(9,431)	(10,062)	(31,630)	(33,506)
Other income (expense), net:
Interest income	608	608	858	858
Interest expense	(3,074)	(3,074)	(7,788)	(7,788)
Other expense, net	5,528	5,628	9,429	9,716
Total other expense, net	3,062	3,162	2,499	2,786
Loss before income taxes	(6,369)	(6,900)	(29,131)	(30,720)
Benefit from income taxes	15	15	141	654
Net loss	(6,354)	(6,885)	(28,990)	(30,066)
Less: Net loss attributable to noncontrolling interests	(3,665)	(3,865)	(12,527)	(12,979)
Net loss attributable to Definitive Healthcare Corp.	$(2,689)	$(3,020)	$(16,463)	$(17,087)
Net loss per share of Class A Common Stock:
Basic and diluted	$(0.03)	$(0.03)	$(0.16)	$(0.17)
Weighted average Common Stock outstanding:
Basic and diluted (1)	102,904,565	102,904,565	99,776,742	99,776,742

The following table sets forth the corrections in each of the line items affected in the condensed consolidated balance sheets for September 30, 2022:

(in thousands)	As previously reported	Restatement Adjustments	As Restated
Goodwill	1,322,959	1,631	1,324,590
Total assets	2,119,773	1,631	2,121,404
Accrued expenses and other current liabilities	18,885	7,203	26,088
Total current liabilities	121,552	7,203	128,755
Tax receivable agreements liability, net of current portion	157,175	(1,143)	156,032
Total liabilities	642,251	6,060	648,311
Additional paid-in capital	962,874	(1,873)	961,001
Accumulated deficit	(34,140)	(787)	(34,927)
Noncontrolling interests	544,772	(1,769)	543,003
Total equity	1,477,522	(4,429)	1,473,093
Total liabilities and equity	2,119,773	1,631	2,121,404

The following table sets forth the corrections in each of the line items affected in the condensed consolidated statements of changes in total equity for September 30, 2022:

	Additional Paid-In	Accumulated	Noncontrolling	Total
(in thousands)	Capital	Deficit	Interests	Equity
As reported	$962,874	$(34,140)	$544,772	$1,477,522
Adjustment due to cumulative error correction	(1,873)	(787)	(1,769)	(4,429)
As restated	$961,001	$(34,927)	$543,003	$1,473,093

The Company did not present tables for quarterly adjustments within the consolidated statements of cash flows since all of the foregoing adjustments only affected financial statement line items within cash flows from operating activities. The adjustments did not affect total cash flows from operating activities, financing activities, or investing activities for any period presented.

2. Acquisitions

Populi, Inc.

On July 21, 2023, the Company completed the acquisition of Populi, Inc. (“Populi”), a provider-focused data and analytics company that works with healthcare organizations to optimize physician relationships, reduce network leakage, and expand market share, for total estimated consideration of $54.1 million, consisting of approximately $46.4 million of cash paid at closing, $0.2 reimbursement from sellers for working capital adjustments, and up to $28.0 million of contingent consideration, with an initial estimated fair value of $7.8 million. The contingent consideration relates to earn-out payments that may be paid subject to meeting certain revenue metrics during calendar years 2024 and 2025. In addition to the purchase consideration and pursuant to holdback agreements with certain key Populi employees, the Company agreed to pay $4.8 million to certain key Populi employees in quarterly installments beginning on December 31, 2023, and continuing through September 30, 2025. The payout of the holdback is subject to continued employment, and therefore recognized as compensation expense over the requisite service period as a component of transaction, integration and restructuring expenses in the accompanying condensed consolidated statements of operations. The assets acquired and liabilities assumed were recorded at their estimated fair values and the results of operations were included in the Company’s consolidated results as of the acquisition date.

The consideration transferred for the transaction is summarized as follows:

(in thousands)
Cash consideration paid at closing	$46,446
Working capital adjustment	(164)
Contingent consideration	7,800
Purchase price	$54,082

The contingent consideration is based on the achievement of certain revenue metrics during the two-year period following the acquisition date, with potential earn-out payouts ranging from $0 to $28.0 million. The Company estimated the fair value of the contingent consideration to be $7.8 million as of July 21, 2023, based on the estimated achievement of the revenue metrics and time to payment. The contingent consideration was recorded in Other liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2023. Refer to Note 11. Fair Value Measurements.

The purchase price allocations for the Populi acquisition are provisional and are based on the information that was available as of the acquisition date to estimate the fair values of assets acquired and liabilities assumed. The Company is gathering and reviewing additional information necessary to finalize the values assigned to the acquired assets and liabilities assumed, as well as acquired identified intangible assets and goodwill. Therefore, the provisional measurements of fair values reported as of September 30, 2023 are subject to change. The Company is expected to finalize the purchase price allocations as soon as practicable, but no later than one year from the acquisition date. Acquisition-date fair values of assets and liabilities pertaining to this business combination have been allocated as follows:

(in thousands)
Purchase price allocation:	Preliminary
Cash	$1,423
Accounts receivable	2,662
Prepaid expenses and other current assets	153
Property and equipment	42
Intangible assets	22,830
Accounts payable and accrued expenses	(3,316)
Deferred revenue	(4,010)
Other liabilities	(2,354)
Total assets acquired and liabilities assumed	17,430
Goodwill	36,652
Purchase price	$54,082

As a result of the Populi acquisition, the Company recorded goodwill, developed software, customer relationships, and tradename of $36.7 million, $21.4 million, $1.3 million, and $0.1 million, respectively, as of the acquisition date. The goodwill recognized includes the fair value of the assembled workforce, which is not recognized as an intangible asset separable from goodwill, and any expected synergies gained through the acquisition. The Company determined that the goodwill resulting from the acquisition is not deductible for tax purposes. All goodwill has been allocated to the Company’s one reportable segment.

The developed software represents Populi’s proprietary solutions that are designed to assist organizations in optimizing physician relationships, reducing network leakage, and expanding market share. The Company used the income approach, specifically the multi-period excess earnings method, to determine the value of developed software. Significant assumptions include an obsolescence factor, tax rate, and discount rate. The developed software was valued at $21.4 million and is amortized using the economic value method, which represents the pattern of cash flows over the estimated 7-year life of this asset.

Customer relationships represent the estimated fair value of the underlying relationships with the acquired entity’s business customers. The Company valued customer relationships using the income approach, specifically the multi-period excess earnings method. Significant assumptions include estimated attrition rates, discount rates, and tax rates reflecting the different risk profiles of the asset depending upon the acquisition. The value assigned to customer relationships is $1.3 million and is amortized using the straight-line method over the estimated remaining useful life of 20 years.

The tradename represents the estimated fair value of the registered trade name associated with the Populi corporate brand. The Company estimated the fair value of the trademark using a relief from royalty method of the income approach. Significant assumptions include forecast of royalty rate, tax rate, and discount rate. The trademark was valued at $0.1 million and is amortized using the straight-line method over the estimated remaining useful life of 1 year.

The amortization periods for the developed software, customer relationships, and tradenames are 7 years, 20 years, and 1 year, respectively. See Note 7 for the estimated total intangible amortization expense during the next five years.

In connection with the acquisition, the Company recognized acquisition related costs of $4.4 million which were recorded within transaction, integration, and restructuring expenses in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2023.

Unaudited Pro Forma Supplementary Data as if the transaction had occurred on January 1, 2022:

	Nine Months Ended September 30,
	2023	2022
(in thousands)
Revenue	$189,697	$166,204
Net loss	(280,870)	(36,423)

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the acquisition actually taken place on January 1, 2022. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the acquisition.

Analytical Wizards

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

The contingent consideration was based on the achievement of certain expense control metrics during the two-year period following the acquisition date, with potential earn-out payouts ranging from $0 to $5.0 million. The Company estimated the fair value of the contingent consideration to be $1.0 million as of February 18, 2022, based on the estimated achievement of the expense control metrics and time to payment. The Company estimated the fair value of the contingent consideration to be $2.3 million at September 30, 2023. The contingent consideration was recorded in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2023. Refer to Note 11. Fair Value Measurements.

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

During the nine months ended September 30, 2022, AW’s post-acquisition revenue and net loss on a standalone basis were not material.

Unaudited Pro Forma Supplementary Data:

Nine Months Ended September 30, 2022
(in thousands)	(As Restated)
Revenue	$163,531
Net loss	(29,566)

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

The following table represents a disaggregation of revenue from arrangements with customers for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Subscription services	$62,568	$56,156	$180,358	$159,136
Professional services	2,757	1,226	5,125	2,918
Total revenue	$65,325	$57,382	$185,483	$162,054

The opening and closing balances of the Company’s receivables, deferred contract costs and contract liabilities from contracts with customers are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Accounts receivable, net	$41,308	$58,799
Deferred contract costs, current portion	12,396	10,387
Deferred contract costs, long-term	16,132	14,596
Deferred revenues	89,781	99,928

Deferred Contract Costs

A summary of the activity impacting the deferred contract costs for the nine months ended September 30, 2023 and the year ended December 31, 2022 is presented below:

(in thousands)	Nine Months Ended September 30, 2023	Twelve Months Ended December 31, 2022
Balance at beginning of period	$24,983	$18,547
Costs amortized	(9,475)	(8,816)
Additional amounts deferred	13,020	15,252
Balance at end of period	28,528	24,983
Classified as:
Current	12,396	10,387
Non-current	16,132	14,596
Total deferred contract costs (deferred commissions)	$28,528	$24,983

Contract Liabilities

A summary of the activity impacting deferred revenue balances during the nine months ended September 30, 2023 and for the year ended December 31, 2022 is presented below:

(in thousands)	Nine Months Ended September 30, 2023	Twelve Months Ended December 31, 2022
Balance at beginning of period	$99,928	$84,023
Revenue recognized	(185,483)	(222,653)
Additional amounts deferred	175,336	238,558
Balance at end of period	$89,781	$99,928

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

The remaining performance obligations consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Current	$170,782	$183,527
Non-current	82,462	93,464
Total	$253,244	$276,991

4. Short-term Investments

Short-term investments classified as available-for-sale consisted of the following:

	September 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
US Treasuries	$96,668	$—	$(197)	$96,471
Agency bonds	1,107	—	—	1,107
Corporate Bonds	2,280	—	—	2,280
Commercial paper	104,719	1	(74)	104,646
Certificates of deposit	25,072	3	(14)	25,061
Total short-term investments	$229,846	$4	$(285)	$229,565

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
US Treasuries	$59,849	$3	$(129)	$59,723
Agency bonds	6,450	4	(2)	6,452
Commercial paper	95,831	29	(123)	95,737
Certificates of deposit	23,034	17	(24)	23,027
Total short-term investments	$185,164	$53	$(278)	$184,939

All short-term investments had stated maturity dates of less than one year.

5. Accounts Receivable

Accounts receivable consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Accounts receivable	$42,037	$59,780
Unbilled receivable	959	881
	42,996	60,661
Less: allowance for doubtful accounts	(1,688)	(1,862)
Accounts receivable, net	$41,308	$58,799

6. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Computers and software	$7,003	$5,924
Furniture and equipment	1,420	1,204
Leasehold improvements	2,283	2,134
	10,706	9,262
Less: accumulated depreciation and amortization	(6,078)	(4,798)
Property and equipment, net	$4,628	$4,464

Depreciation and amortization expense associated with property and equipment was $0.4 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, and $1.3 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively.

7. Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets, as of September 30, 2023 and December 31, 2022, consisted of the following:

	September 30, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$410,710	$(154,789)	$255,921
Developed technologies	78,324	(31,627)	46,697
Tradenames	36,021	(8,775)	27,246
Database	50,204	(44,041)	6,163
Total finite-lived intangible assets	575,259	(239,232)	336,027
Goodwill	1,073,986	—	1,073,986
Total goodwill and intangible assets	$1,649,245	$(239,232)	$1,410,013

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)	(As Restated)
Finite-lived intangible assets:
Customer relationships	$409,430	$(128,745)	$280,685
Developed technologies	56,965	(25,514)	31,451
Tradenames	35,914	(7,150)	28,764
Database	50,215	(40,393)	9,822
Total finite-lived intangible assets	552,524	(201,802)	350,722
Goodwill	1,324,733	—	1,324,733
Total goodwill and intangible assets	$1,877,257	$(201,802)	$1,675,455

Amortization expense associated with finite-lived intangible assets was $12.6 million and $12.7 million for the three months ended September 30, 2023 and 2022, respectively, of which $3.2 million was included in cost of revenue for each period. Amortization expense associated with finite-lived intangible assets was $37.4 million and $42.5 million for the nine months ended September 30, 2023 and 2022, respectively, of which $9.7 million and $14.1 million was included in cost of revenue for the respective periods.

Estimated total intangible amortization expense during the next five years and thereafter is as follows:

(in thousands)
2023, excluding the nine months ended September 30, 2023	$12,479
2024	48,455
2025	45,945
2026	39,305
2027	33,357
Thereafter	156,486
Total	$336,027

The Company determined it had one reporting unit.

Goodwill Impairment

Goodwill and acquired intangible assets are initially recorded at fair value and tested periodically for impairment. The Company performs an impairment test of goodwill during the fourth quarter of each fiscal year and more frequently if indicators of potential impairment arise.

During the three months ended September 30, 2023, the Company experienced a decline in its market capitalization as a result of a sustained decrease in the Company’s stock price, which represented a triggering event requiring management to perform a quantitative goodwill impairment test as of September 30, 2023. As a result of the impairment test, the Company determined that the fair value of its single reporting unit was lower than its carrying value and, accordingly, recorded a non-cash, pretax, goodwill impairment charge of $287.4 million. The goodwill impairment charge did not affect the Company’s liquidity or the financial covenants in any of its outstanding debt agreements.

In calculating the goodwill impairment charge, the Company estimated the fair value of its single reporting unit using a combination of an income and market approach. The income approach utilizes a discounted cash flow model associated with the business, including the amount and timing of future expected cash flows, tax attributes, technology and customer attrition rates, a terminal value growth rate, and an appropriate market-participant, risk-adjusted, weight average cost of capital in each case using estimates that the Company considered to be reasonable and appropriate. The market approach utilizes the Company's market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the number of shares of Class A Common Stock outstanding by the market price of its Class A Common Stock. The control premium is determined by utilizing data from publicly available premium studies for similarly situated public company transactions. A goodwill impairment loss is recognized for the difference between the carrying value of the reporting unit and the fair value.

As of September 30, 2023 and December 31, 2022, goodwill consisted of the following:

(in thousands)	Nine Months Ended September 30, 2023	Twelve Months Ended December 31, 2022
Goodwill - beginning of period	$1,324,733	$1,263,075
Goodwill acquired during period	36,653	61,658
Goodwill impairment loss	(287,400)	—
Goodwill - end of period	$1,073,986	$1,324,733

The Company also considered its intangible assets with finite useful lives, which are amortized over their estimated useful lives, generally on a straight-line basis. These assets are reviewed for impairment when facts or circumstances indicate that the carrying values may not be recoverable. The decline in the Company’s market capitalization driven by a sustained decrease in the Company’s stock price was considered to represent a triggering event and the Company’s intangible assets were reviewed for impairment. Based on quantitative and qualitative analyses performed, management concluded the assets were recoverable and no impairment charge was recorded.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
(in thousands)		(As Restated)
Payroll and payroll-related	$10,503	$11,961
Tax receivable agreement, current portion	6,673	—
Contingent consideration, current	2,250	—
Sales, franchise, and other taxes	11,352	11,738
Other	5,208	3,156
Accrued expenses and other current liabilities	$35,986	$26,855

During the first and third quarters of 2023, the Company announced restructuring plans intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. During the three and nine months ended September 30, 2023, the Company incurred restructuring and related charges of $2.1 million and $4.6 million, respectively, consisting primarily of severance payments, employee benefits, and related cash expenses. These charges were recognized within Transaction, integration, and restructuring expenses in the Company’s condensed consolidated statements of operations. As of September 30, 2023, $0.5 million is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. The Company expects these payments will be made over the next three months. In addition, the Company does not expect to incur any further material charges associated with the restructuring plans.

In the first quarter of 2023, the Company began a review of its sales tax positions, and related accounting matters, with the assistance of outside consultants. As a result of the review, the Company determined during the second quarter of 2023 that sales in certain states were subject to sales tax and that the Company had not assessed such sales tax on sales of its services to customers. As of September 30, 2023 and December 31, 2022, the Company has recorded a sales tax accrual, which includes assumed maximum penalties and interest of $9.2 million and $8.1 million, respectively.

9. Long-Term Debt

Long-term debt consisted of the following as of September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$261,250	$(1,634)	$259,616
Less: current portion of long-term debt			13,750
Long-term debt			$245,866

	December 31, 2022
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$266,406	$(2,047)	$264,359
Less: current portion of long-term debt			8,594
Long-term debt			$255,765

During the nine months ended September 30, 2023, the Company repaid $5.2 million in outstanding principal of the 2021 Term Loan (as defined below).

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

The 2021 Term Loan is subject to annual amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on December 31, 2021 (the “Initial Amortization Date”), equal to approximately 2.5% per annum of the principal amount of the term loans in the first year and second year after the Initial Amortization Date and approximately 5.0% per annum of the principal amount of the term loans in the third year, fourth year, and fifth year after the Initial Amortization Date. A balloon payment of approximately $220.0 million will be due at the maturity of the 2021 Term Loan. There was $261.3 million outstanding on the 2021 Term Loan at September 30, 2023.

DH Holdings is required to pay the lenders under the 2021 Credit Agreement an unused commitment fee of between 0.25% and 0.30% per annum on the undrawn commitments under the 2021 Revolving Line of Credit, depending on the total net leverage ratio, quarterly in arrears. The expense is included in interest expense in the statements of operations. There was no outstanding balance on the 2021 Revolving Line of Credit at September 30, 2023.

For both the 2021 Term Loan and 2021 Revolving Line of Credit, DH Holdings may elect from several interest rate options based on the LIBO Rate or the Base Rate plus an applicable margin. The applicable margin is based on the total leverage ratio beginning in the fiscal year ended December 31, 2022. As of September 30, 2023, the effective interest rate was 7.17%.

On October 31, 2022, the Company amended the 2021 Credit Agreement to replace the LIBO rate with Term Secured Overnight Financing Rate (“SOFR”) plus an applicable rate.

In connection with the 2021 Credit Agreement, the Company capitalized financing costs totaling $3.5 million, $2.8 million for the 2021 Term Loan facility and $0.8 million for the 2021 Revolving Line of Credit. The financing costs associated with the 2021 Term Loan facility are recorded as a contra-debt balance in Term loan, net of current portion in the condensed consolidated balance sheets and are amortized over the remaining life of the loan using the effective interest method. The financing costs associated with the 2021 Revolving Line of Credit are recorded in Other assets in the condensed consolidated balance sheet are amortized over the life of the arrangement. At September 30, 2023, the unamortized financing costs were $0.4 million.

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

As of September 30, 2023, the two outstanding interest rate swap agreements each had a notional value of $65.3 million with fixed interest rates of 1.90650% and 1.90900%. Interest payments under the swaps are made monthly on a net settlement basis. The Company has not recorded any amounts due to ineffectiveness for the period ended September 30, 2023. The notional value of each interest rate swap agreement is expected to match the corresponding principal amount of a portion of our borrowings under the 2021 Term Loan. The swap agreements mature on March 31, 2025.

The derivative interest rate swaps are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in accumulated other comprehensive income (“AOCI”) on our consolidated balance sheets and reclassified to interest expense, net, when the underlying transaction has an impact on earnings. The Company expects to recognize approximately $4.3 million of net pre-tax gains from accumulated other comprehensive income as a reduction of interest expense in the next twelve months associated with its interest rate swaps. The Company recognizes derivative instruments and hedging activities on a gross basis as either assets or liabilities on the Company’s consolidated balance sheets and measures them at fair value. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions.

The fair values of the interest rate swaps and their respective locations in our condensed consolidated balance sheets at September 30, 2023 and December 31, 2022 were as follows:

(in thousands)
Description	Balance Sheet Location	September 30, 2023	December 31, 2022
Short-term derivative asset	Prepaid expenses and other current assets	$4,266	$3,716
Long-term derivative asset	Other assets	1,600	2,834

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

Debt

The Company’s short- and long-term debt are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The carrying values and estimated fair values of the Company’s short- and long-term debt approximate their carrying values as of September 30, 2023 and December 31, 2022, based on interest rates currently available to the Company for similar borrowings.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of its derivatives held as of September 30, 2023 and December 31, 2022 were classified as Level 2 in the fair value hierarchy.

Contingent consideration

The deferred consideration resulting from the acquisition of Populi in the third quarter of 2023, which is subject to meeting certain revenue metrics during calendar years 2024 and 2025, is measured at fair value on a recurring basis. The fair value was estimated based on the present value of the amount expected to be paid at the end of the measurement period. At September 30, 2023, the fair value of the contingent consideration was estimated to be $7.8 million and was included in other long-term liabilities on the condensed consolidated balance sheets.

The deferred consideration that resulted from the acquisition of Analytical Wizards in the first quarter of 2022, which is subject to the meeting of certain expense control metrics during the two-year period following the acquisition, is also measured at fair value on a recurring basis. The fair value was estimated based on the present value of the amount expected to be paid at the end of the measurement period. At September 30, 2023, the fair value of the contingent consideration was estimated to be $2.3 million and was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Earnout liabilities are classified within Level 3 in the fair value hierarchy because the methodology used to develop the estimated fair value includes significant unobservable inputs reflecting management’s own assumptions. The table below presents a reconciliation of earnout liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	September 30, 2023	December 31, 2022
Balance at beginning of period	$2,250	$7,500
Additions	7,800	1,000
Net change in fair value and other adjustments	—	1,250
Payments	—	(7,500)
Balance at end of period	$10,050	$2,250

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

The Company performed an interim goodwill impairment test during the third quarter of 2023 and concluded that the carrying value of its single reporting unit exceeded its fair value and recorded a $287.4 million non-cash goodwill impairment charge for the three months ended September 30, 2023. See Note 7. Goodwill and Intangible Assets.

At September 30, 2023 and December 31, 2022, assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$46,946	$46,946	$—	$—
Commercial paper (maturities less than 90 days)	6,222	—	6,222	—
Short-term investments:
U.S. Treasuries	96,471	—	96,471	—
Agency bonds	1,107	—	1,107	—
Corporate Bonds	2,280	—	2,280
Commercial paper	104,646	—	104,646	—
Certificates of deposit	25,061	—	25,061	—
Prepaid expenses and other current assets:
Interest rate swap contracts	4,266	—	4,266	—
Other assets:
Interest rate swap contracts	1,600	—	1,600	—
Liabilities:
Accrued expenses and other current liabilities:
Current portion of contingent consideration	2,250	—	—	2,250
Other long-term liabilities
Long-term portion of contingent consideration	7,800	—	—	7,800

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$39,523	$39,523	$—	$—
Commercial paper (maturities less than 90 days)	2,276	—	2,276	—
Certificates of deposit (maturities less than 90 days)	1,549	—	1,549	—
Agency bonds (maturities less than 90 days)	768	—	768	—
Short-term investments:
U.S. Treasuries	59,723	—	59,723	—
Agency bonds	6,452	—	6,452	—
Commercial paper	95,737	—	95,737	—
Certificates of deposit	23,027	—	23,027	—
Prepaid expenses and other current assets:
Interest rate swap contracts	3,716	—	3,716	—
Other assets:
Interest rate swap contracts	2,834	—	2,834	—
Liabilities:
Other long-term liabilities:
Contingent consideration	2,250	—	—	2,250

At September 30, 2023 and December 31, 2022, except for the contingent consideration noted above, the estimated fair values of all of the Company’s financial assets and liabilities subject to the three-level fair value hierarchy approximated their carrying values due to their short-term maturities (less than 12 months).

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

During the nine months ended September 30, 2023, 10,547,065 LLC Units held by Continuing Pre-IPO LLC Members were exchanged for shares of Class A Common Stock of Definitive Healthcare Corp. pursuant to the terms of the Amended LLC Agreement. In addition, 904,919 restricted stock units vested and 308,295 shares were withheld to cover withholding tax obligations, resulting in the net issuance of 596,624 shares of Class A Common Stock of Definitive Healthcare Corp., for which LLC Units were issued on a one-for-one basis pursuant to the Definitive OpCo second amended and restated limited liability company agreement entered into in connection with the IPO.

As of September 30, 2023 and December 31, 2022, Definitive Healthcare Corp. held ownership interests in Definitive OpCo of 74.8% and 68.2%, respectively, and noncontrolling interests of 25.2% and 31.8%, respectively.

13. Accumulated Other Comprehensive Income

The following table summarize the changes in accumulated balances of other comprehensive income for the three and nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
(in thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Investments	Foreign Currency Translation Adjustments	Total	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$4,158	$(326)	$(580)	$3,252	$4,307	$(135)	$(504)	$3,668
Other comprehensive income (loss) before reclassifications	505	148	(22)	631	1,710	(43)	(98)	1,569
Amounts reclassified from AOCI	(832)	—	—	(832)	(2,186)	—	—	(2,186)
Ending balance	$3,831	$(178)	$(602)	$3,051	$3,831	$(178)	$(602)	$3,051

	Three months ended September 30, 2022, as restated				Nine months ended September 30, 2022, as restated
(in thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Investments	Foreign Currency Translation Adjustments	Total	Unrealized Gain on Cash Flow Hedges	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$2,150	$(290)	$(187)	$1,673	$—	$—	$62	$62
Other comprehensive income (loss) before reclassifications	2,288	31	(34)	2,285	$4,162	$(259)	$(283)	3,620
Amounts reclassified from AOCI	(47)	—	—	(47)	229	—	—	229
Ending balance	$4,391	$(259)	$(221)	$3,911	$4,391	$(259)	$(221)	$3,911

14. Equity-Based Compensation

The Company recognizes equity-based compensation expense associated with awards granted under equity incentive plans. Equity-based compensation expense is allocated to all departments based on the recipients of the compensation. A summary of the expense by line item in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, respectively, is provided in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$276	$236	$830	$698
Sales and marketing	2,728	2,260	8,297	11,062
Product development	3,236	2,171	9,566	5,301
General and administrative	5,754	4,466	16,792	7,949
Total compensation expense	$11,994	$9,133	$35,485	$25,010

15. Income Taxes

During the nine months ended September 30, 2023, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s scheduled reversal of deferred tax liabilities and cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized. In the event that management was to determine that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

As of September 30, 2023 and December 31, 2022, the Company has recorded net deferred tax liabilities of $65.4 million and $75.6 million, respectively. The net deferred tax liability reflects a valuation allowance against deferred tax assets that are more likely than not to not be realized as well as reversing taxable temporary differences that will not provide a source of taxable income due to attribute limitation rules.

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of September 30, 2023 and December 31, 2022, the Company has not identified any uncertain tax positions and has not recognized any related reserves.

The Company's effective tax rate was 6.6% and 0.2%, as restated, for the three months ended September 30, 2023 and 2022, respectively, and 6.7% and 2.1%, as restated, for the nine months ended September 30, 2023 and 2022, respectively. The Company’s effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance recorded, foreign tax rates that differ from the U.S. statutory tax rate, and partnership income that is not taxed.

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

In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) among Definitive Healthcare Corp., Definitive OpCo, and the TRA Parties and has recorded a liability under the TRA of $145.4 million and $155.1 million, as restated, as of September 30, 2023 and December 31, 2022, respectively. During the three and nine months ended September 30, 2023, the Company recognized a TRA remeasurement gain of $29.7 million and $25.0 million, respectively. During the three and nine months ended September 30, 2022, the Company recognized a TRA remeasurement gain of $5.3 million, as restated, and $8.6 million, as restated, respectively. Gains in both periods were recognized within other income, net in the Company’s condensed consolidated statements of operations. Under the TRA, the Company generally will be required to pay to the TRA Parties 85% of the amount of cash savings, if any, in U.S. federal, state, or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax basis adjustments resulting from (a) acquisitions by the Company of LLC Units from pre-IPO holders in connection with the IPO, and (b) subsequent redemptions or exchanges of LLC Units by holders for Class A Common Stock or other consideration, (ii) certain tax attributes acquired by the Company from the Blocker Companies in the Reorganization Transactions, and (iii) certain payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)		(As Restated)		(As Restated)
Numerator:
Net loss	$(248,688)	$(6,885)	$(276,265)	$(30,066)
Less: Net loss attributable to noncontrolling interests	(77,162)	(3,865)	(84,110)	(12,979)
Net loss attributable to Definitive Healthcare Corp.	$(171,526)	$(3,020)	$(192,155)	(17,087)

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock for the three and nine months ended September 30, 2023 and 2022 (per share amounts unaudited).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands, except number of shares and per share amounts)		(As Restated)		(As Restated)
Basic net loss per share attributable to common stockholders
Numerator:
Allocation of net loss attributable to Definitive Healthcare Corp.	$(171,526)	$(3,020)	$(192,155)	$(17,087)
Denominator:
Weighted average number of shares of Class A Common Stock outstanding	114,527,514	102,904,565	111,533,166	99,776,742
Net loss per share, basic and diluted	$(1.50)	$(0.03)	$(1.72)	$(0.17)

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

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the period presented because their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2023	2022
Definitive OpCo LLC Units (vested and unvested)	39,781,946	50,566,898
Restricted Stock Units	6,847,050	3,411,944

17. Related Parties

The Company has engaged in revenue transactions within the ordinary course of business with entities affiliated with its Sponsors and with members of the Company’s board of directors. During each of the three months ended September 30, 2023 and 2022 the Company recorded revenue from related parties of $0.3 million and $0.2 million, respectively. During each of the nine months ended September 30, 2023 and 2022, the Company recorded revenue from related parties of $1.1 million and $0.7 million, respectively. There were no receivables for related party revenue transactions at September 30, 2023. Receivables for related party revenue transactions amounted to $0.8 million at December 31, 2022.

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

Overview

Definitive Healthcare is a leading provider of healthcare commercial intelligence. Our solutions provide accurate and comprehensive information on healthcare providers and their activities to help our customers optimize everything from product development to go-to-market planning and sales and marketing execution. Delivered through our software as a service (“SaaS”) platform, our intelligence has become important to the commercial success of our approximately 2,900 customers as of September 30, 2023. We generally define a customer as a company that maintains one or more active paid subscriptions to our platform.

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

We believe any company selling or competing within the healthcare ecosystem is a potential customer for us and contributes to our estimated current total addressable market of over $10 billion. In total, we have identified more than 100,000 potential customers that we believe could benefit from our platform.

Restatement

As described in Note 1 of “Notes to the Consolidated Financial Statements,” we have restated our consolidated financial statements and Item 2. Management’s Discussion of Financial Condition and Results of Operations for the three and nine months ended September 30, 2022.

Recent Developments

Acquisitions

On July 21, 2023, the Company completed the acquisition of Populi, Inc. (“Populi”), a provider-focused data and analytics company that works with healthcare organizations to optimize physician relationships, reduce network leakage, and expand market share, for total estimated consideration of $54.1 million, subject to working capital adjustments, with the potential for additional consideration up to $28.0 million, subject to meeting certain revenue metrics during calendar years 2024 and 2025. The initial accounting for the business combination is incomplete as a result of the timing of the acquisition. See Note 2. Acquisitions.

Restructuring charges

During the first and third quarters of 2023, we announced restructuring plans intended to reduce operating costs, improve operating margins, and continue advancing our ongoing commitment to profitable growth. During the three and nine months ended September 30, 2023, we incurred restructuring and related charges of $2.1 million and $4.6 million, respectively, consisting primarily of severance payments, employee benefits, and related cash expenses. These charges were recognized within Transaction, integration, and restructuring expenses in our condensed consolidated statements of operations. We do not expect to incur any further material charges associated with the restructuring plans.

Goodwill Impairment

During the three months ended September 30, 2023, we experienced a decline in our market capitalization as a result of a sustained decrease in our stock price, which represented a triggering event requiring our management to perform a quantitative goodwill impairment test as of September 30, 2023. As a result of the impairment test, we determined that the fair value of our single reporting unit was lower than its carrying value and, accordingly, recorded a non-cash, pretax, goodwill impairment charge of $287.4 million. The goodwill impairment charge did not affect our liquidity or the financial covenants in any of our outstanding debt agreements. See Note 7. Goodwill and Intangible Assets. Our reporting unit is at risk for future goodwill impairments if we experience a continued decline in our market capitalization or worsening macroeconomic conditions.

Macroeconomic Conditions

As a corporation with a global footprint, we are subject to risks and exposures caused by significant events and their macroeconomic impacts, including, but not limited to, the Russia-Ukraine war, the evolving conflict in Israel and surrounding areas, global geopolitical tension, and more recently, a potential shutdown of the U.S. federal government, rising inflation and interest rates, volatility in the capital markets, liquidity concerns at, and failures of, banks and other financial institutions, and related market uncertainty. We continuously monitor the direct and indirect impacts, and the potential for future impacts, of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. While our revenue and earnings have historically been relatively predictable as a result of our subscription-based business model, the potential implications of these macroeconomic events on our business, results of operations, and overall financial position, particularly in the long term, introduce additional uncertainty.

Our current and prospective customers and their business spendings are impacted by worsening macroeconomic conditions to varying degrees and as a result, in some cases we are observing deal cycles lengthen for new and existing customers, in part as a result of more stringent approval processes, as well as a significant number of deferred purchasing decisions. We are also experiencing heightened customer churn. These trends have been particularly pronounced for smaller customers and in the life science and provider markets. We expect this will impact our growth unless macroeconomic conditions improve. We are continuing to evaluate these and other past and potential future direct and indirect impacts on our business and results of operations.

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depend on many factors, including the following:

Acquiring New Customers

We plan to organically grow the number of customers that use our platform by increasing demand for our platform and penetrating our addressable market. Our results of operations and growth prospects will depend, in part, on our ability to attract new customers. We intend to drive new customer acquisition with our efficient go-to-market engine by continuing to invest in our sales and marketing efforts and developing new use cases for our platform. Customers generating more than $100,000 in ARR, which we refer to as Enterprise Customers, represent the majority of our ARR and are a key focus of our go-to-market programs. As of September 30, 2023, we had 555 Enterprise Customers and approximately 2,900 customers overall, and as of December 31, 2022, we had 537 Enterprise Customers and approximately 3,000 customers overall. While our Enterprise Customer count has grown, our total customer counts decreased slightly in 2023, reflecting the impact of macroeconomic conditions on our prospective and existing customers. We have identified more than 100,000 potential customers across the healthcare ecosystem that we believe could benefit from our platform. Our ability to attract and acquire new customers is dependent on the strength of our platform and effectiveness of our go-to-market strategy, as well as macroeconomic factors and their impact on our potential customers’ business spending.

Expanding Relationships with Existing Customers

We believe there is a significant opportunity to generate additional revenue from our existing customer base of approximately 2,900 and 3,000 customers as of September 30, 2023 and December 31, 2022, respectively.

Our customers have historically increased their spending by adding functionality and by expanding use-cases across departments. Our customers are typically assigned to one of our vertically-focused teams, which is responsible for driving usage and increasing adoption of the platform, identifying expansion opportunities, and driving customer renewals. Real-time input from these customer centric teams feeds directly into our product innovation teams, enhancing the development of new capabilities. We believe this feedback loop and our ability to innovate creates significant opportunities for continual existing customer expansion. Our ability to generate additional revenue from existing customers is also subject to such existing customers’ business spending trends and the impact of macroeconomic conditions thereon.

Our progress in expanding usage of our platform with our existing customers is demonstrated by our NDR, which is further described below.

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

We view Adjusted Gross Profit, Adjusted Gross Margin, Adjusted EBITDA, and Adjusted EBITDA Margin as operating performance measures. As such, we believe the most directly comparable GAAP financial measures to Adjusted Gross Profit and Adjusted Gross Margin are GAAP Gross Profit and GAAP Gross Margin, respectively, and the most directly comparable GAAP financial measure to Adjusted EBITDA and Adjusted EBITDA Margin is GAAP net loss and GAAP net loss margin, respectively.

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

Adjusted Gross Profit and Adjusted Gross Margin

We define Adjusted Gross Profit as Gross Profit, excluding acquisition-related depreciation and amortization, and stock-based compensation costs. Adjusted Gross Profit differs from Gross Profit, in that Gross Profit includes the impact of acquisition-related depreciation and amortization expense and stock-based compensation. We exclude acquisition-related depreciation and amortization expense as they have no direct correlation to the cost of operating our business on an ongoing basis. Gross Margin is defined as Gross Profit as a percentage of revenue and Adjusted Gross Margin is defined as Adjusted Gross Profit as a percentage of revenue. These are key metrics used by management and our board of directors to assess our operations.

The following table presents a reconciliation of Gross Profit and Gross Margin to Adjusted Gross Profit and Adjusted Gross Margin for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Reported gross profit and margin	$53,430	82%	$47,658	83%	$150,514	81%	$129,224	80%
Amortization of intangible assets acquired through business combinations	2,303	4%	2,910	5%	6,907	4%	13,314	8%
Equity compensation costs	276	—	236	—	830	—	698	—
Adjusted gross profit and margin	$56,009	86%	$50,804	89%	$158,251	85%	$143,236	88%

Adjusted EBITDA and Adjusted EBITDA Margin

We present “Adjusted EBITDA” as a measure of our operating performance. EBITDA is defined as earnings before (i) debt-related costs, including interest expense and loss from extinguishment of debt, (ii) interest income, (iii) provision for taxes, and (iv) depreciation and amortization. Management further adjusts EBITDA in its presentation of Adjusted EBITDA to exclude (i) other (income) expense, (ii) equity-based compensation, (iii) acquisition, integration, and restructuring expenses, (iv) goodwill impairments, and (v) other non-recurring and one-time expenses. We exclude these items because they are by nature non-cash, non-recurring, and/or unrelated to our core operations, and therefore we do not believe them to be representative of ongoing operational performance. Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of revenue. Adjusted EBITDA and Adjusted EBITDA Margin are key metrics used by management and our board of directors to assess the profitability of our operations. We believe these metrics provide useful measures to investors to assess our operating performance and in measuring the profitability of our operations on a consolidated level.

The following table presents a reconciliation of Net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
			(As Restated)				(As Restated)
(in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net loss and margin	$(248,688)	(381)%	$(6,885)	(12)%	$(276,265)	(149)%	$(30,066)	(19)%
Interest expense, net	433	1%	2,466	4%	1,434	1%	6,930	4%
Benefit from income taxes	(17,534)	(27)%	(15)	(0)%	(19,728)	(11)%	(654)	(0)%
Depreciation & amortization	13,027	20%	13,192	23%	38,749	21%	44,218	27%
EBITDA and margin	(252,762)	(387)%	8,758	15%	(255,810)	(138)%	20,428	13%
Other income, net (a)	(29,589)	(45)%	(5,628)	(10)%	(25,161)	(14)%	(9,716)	(6)%
Equity-based compensation (b)	11,994	18%	9,133	16%	35,485	19%	25,010	15%
Transaction, integration, and restructuring expenses (c)	3,505	5%	2,945	5%	9,666	5%	6,362	4%
Goodwill impairment (d)	287,400	440%	—	0%	287,400	155%	—	0%
Other non-recurring items (e)	1,196	2%	1,178	2%	3,072	2%	4,614	3%
Adjusted EBITDA and margin	$21,744	33%	$16,386	29%	$54,652	29%	$46,698	29%

(a)
Primarily represents foreign exchange and Tax Receivable Agreement (“TRA”) liability remeasurement gains and losses.
(b)
Equity-based compensation represents non-cash compensation expense recognized in association with equity awards made to employees and directors.
(c)
Transaction and integration expenses primarily represent legal, accounting, and consulting expenses and fair value adjustments for contingent consideration related to our acquisitions. Restructuring expenses relate to our restructuring plans announced in the first and third quarters of 2023 and impairment and restructuring charges related to office relocations.
(d)
Goodwill impairment represents a non-cash, pretax, goodwill impairment charge of $287.4 million recorded during the three months ended September 30, 2023. We experienced a decline in our market capitalization as a result of a sustained decrease in our stock price, which represented a triggering event requiring our management to perform a quantitative goodwill impairment test as of September 30, 2023. As a result of the impairment test, we determined that the fair value of our single reporting unit was lower than its carrying value and, accordingly, recorded this impairment charge.
(e)
Non-recurring items represent expenses driven by events that are typically by nature one-time, non-operational, and unrelated to our core operations. These expenses are comprised primarily of professional fees related to financing, capital structure changes, and other non-recurring set-up costs related to public company operations, as well as professional fees incurred in the third quarter of 2023 related to the filing delay and restatement of our previously issued financial statements, filed concurrently with our Quarterly Report on Form 10-Q for the second quarter of 2023. In addition, these expenses include sales tax accrual charges recorded during the three and nine months ended September 30, 2023, of $0.3 million and $0.9 million, respectively and during the three and nine months ended September 30, 2022, of $0.6 million and $1.9 million, respectively, after we became aware of a state sales tax liability for sales taxes that we may have been required to collect from customers in 2023 and in certain previous years, which amounts include assumed maximum penalties and interest.

Key Metrics

We monitor the following key metrics to help us evaluate our business performance, identify financial trends, formulate business plans, and make strategic operational decisions.

Net Dollar Retention Rate (“NDR”)

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

Unfavorable macroeconomic challenges are elongating deal cycles as customers implement more stringent approval processes or delay spending decisions, which impacts revenue from our existing customers, including upsells. We have also experienced a significant number of deferred purchasing decisions and heightened customer churn, particularly in the life science and provider markets. As a result, we expect our NDR rates for 2023 to be reduced relative to year end 2022.

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

Our cRPO will continue to be impacted by macroeconomic challenges, which have resulted in elongating deal cycles as customers implement more stringent approval processes or push out final decisions to later periods. We have also observed cancelations due to the impacts of such challenges on the financial condition of our customers, particularly in the life science and provider markets. We expect this trend to reduce our revenue growth rate for 2023 and 2024 relative to 2022.

The following table presents cRPO as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Current	$170,782	$183,527
Non-current	82,462	93,464
Total	$253,244	$276,991

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

Components of our Results of Operations

Revenue

For the nine months ended September 30, 2023, we derived approximately 97% of our revenue from subscription services and the remainder from professional services. Our subscription services consist primarily of subscription fees for access to our platform. Our subscription contracts typically have a term ranging from 1 to 3 years and are non-cancellable. We typically bill for services in advance annually, and we typically require payment at the beginning of each annual period. Our subscription revenue is recognized ratably over the contract term. Our professional services revenue typically is derived from non-recurring consulting services which are generally capable of being distinct and can be accounted for as separate performance obligations. Revenue related to these professional services is recognized at the time the services are performed.

Because of the macroeconomic challenges described above, we expect a reduction in our revenue growth rate for 2023 and 2024 relative to 2022.

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

At the beginning of 2023, additional third-party data sources were rolled out to our customers, which resulted in, and is expected to continue to result in, an increase of cost of revenue.

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

While we expect our overall gross profit to increase for 2023 due to anticipated revenue growth, our gross margin is expected to modestly decrease due to the expansion of data sources, as described above, and costs associated with the acquisition of Populi.

Operating Expenses

The most significant component of our operating expenses is personnel costs, which consist of salaries, bonuses, sales commissions, stock-based compensation, and other employee-related benefits. Operating expenses also include non-personnel costs such as facilities, technology, professional fees, and marketing. In light of macroeconomic conditions and their past and potential future impacts on our business, we have made efforts to contain our operating expenses, including implementing restructuring plans in the first and third quarters of 2023. Rising inflation, and in particular increases to the cost of labor due to cost-of-living increases, have negatively impacted our operating expenses, and we expect this to continue. However, inflation has not materially affected our business to date.

Sales and marketing. Sales and marketing expenses primarily consist of personnel costs such as salaries, bonuses, sales commissions, stock-based compensation, and other employee-related benefits for our sales and marketing teams, as well as non-personnel costs including overhead costs, technology, and advertising costs. While we have slowed hiring in response to macroeconomic conditions, and expect to maintain slower levels until macroeconomic conditions improve, we have continued to hire additional sales and marketing personnel, enhance our digital marketing infrastructure, and invest in marketing programs targeting our major vertical markets.

Product development. Product development expenses primarily consist of personnel costs such as salaries, bonuses, stock-based compensation, and other employee-related benefits for our engineering, data science, and product teams, as well as non-personnel costs including overhead costs. We believe that our core technologies and ongoing innovation represent a significant competitive advantage for us, and we continue to invest in systems optimization and product improvements for our customers, enhance our software development team and invest in automation and artificial intelligence to drive higher quality data and deeper insights.

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

Transaction, integration, and restructuring expenses. Transaction, integration, and restructuring expenses are costs directly associated with various acquisition and integration activities we have undertaken, primarily accounting and legal due diligence, and consulting and advisory fees, as well as expenses related to our restructuring plans announced in the first and third quarters of 2023 and our office relocations.

Goodwill impairment. Goodwill represents the excess of consideration transferred over the fair value of tangible and identifiable intangible net assets acquired and the liabilities assumed in a business combination. Substantially all of our goodwill was recognized in the purchase price allocations when our Company was acquired in 2019 by advent, with smaller incremental amounts recognized in subsequent business combinations. Goodwill is not amortized, but is tested for impairment at the reporting unit level annually and more frequently if indicators of potential impairment arise. In conducting the impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount.

When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference. The Company performed interim goodwill impairment tests during the third quarter of 2023 and concluded that the carrying value of the single reporting unit exceeded its fair value and recorded a $287.4 million non-cash goodwill impairment charge for the three months ended September 30, 2023.

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

Results of Operations

The following table sets forth a summary of our condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)		(As Restated)		(As Restated)
Revenue	$65,325	$57,382	$185,483	$162,054
Cost of revenue:
Cost of revenue exclusive of amortization	8,663	6,569	25,293	18,717
Amortization	3,232	3,155	9,676	14,113
Total cost of revenue	11,895	9,724	34,969	32,830
Gross profit	53,430	47,658	150,514	129,224
Operating expenses:
Sales and marketing	22,804	21,184	70,929	66,062
Product development	10,759	9,205	30,872	24,761
General and administrative	14,545	14,349	42,294	35,440
Depreciation and amortization	9,795	10,037	29,073	30,105
Transaction, integration, and restructuring expenses	3,505	2,945	9,666	6,362
Goodwill impairment	287,400	—	287,400	—
Total operating expenses	348,808	57,720	470,234	162,730
Loss from operations	(295,378)	(10,062)	(319,720)	(33,506)
Total other income, net	29,156	3,162	23,727	2,786
Net loss before income taxes	(266,222)	(6,900)	(295,993)	(30,720)
Benefit from income taxes	17,534	15	19,728	654
Net loss	(248,688)	(6,885)	(276,265)	(30,066)
Less: Net loss attributable to noncontrolling interests	(77,162)	(3,865)	(84,110)	(12,979)
Net loss attributable to Definitive Healthcare Corp.	$(171,526)	$(3,020)	$(192,155)	$(17,087)

Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022

Revenue

Revenue increased $7.9 million, or 14%, in the three months ended September 30, 2023 compared with the same period in the prior year, driven primarily by higher subscription revenue of $6.4 million and higher professional service revenue of $1.5 million. Increases were primarily driven by the organic addition of new customers in the amount of $8.7 million and by the acquisition of Populi in the amount of $2.0 million, partially offset by a $2.8 million net reduction in revenue from customers that existed as of the end of the comparable prior-year period, which was driven primarily by heightened churn during the current period resulting from a challenging macroeconomic environment.

Cost of Revenue

Cost of revenue increased $2.2 million, or 22%, in the three months ended September 30, 2023 compared with the same period in the prior year. This increase was almost entirely driven by a $2.1 million increase in hosting fees and data subscription costs as a result of expanded customer usage of our platform, the rollout of additional third-party data sources to our customers at the beginning of 2023, and the Populi acquisition.

Operating Expenses

Operating expenses, which include a goodwill impairment charge of $287.4 million during the three months ended September 30, 2023 (refer to Note 7. Goodwill and Intangible Assets for further details), increased $291.1 million, or 504%, during the three months ended September 30, 2023 compared with the same period in the prior year. While inflation has generally contributed to rising vendor and labor costs, we believe the remainder of the increase to operating expenses as compared to the prior-year period was primarily due to:

•
an increase in sales and marketing expense of $1.6 million for the three months ended September 30, 2023, due primarily to increased personnel costs resulting from stock-based compensation expense from new equity grants, key role transitions over the past year, and higher amortization of contract commission costs;
•
an increase in product development expense of $1.6 million for the three months ended September 30, 2023, due primarily to increases in stock-based compensation expense from new equity grants and increased personnel costs;
•
an increase in general and administrative expense of $0.2 million for the three months ended September 30, 2023, due primarily to increases in personnel costs, including stock-based compensation expense from new equity grants and key role transitions over the past year, partially offset by savings from franchise and other taxes, new insurance policies, and a reduction of bad debt expense; and
•
an increase in transaction, integration and restructuring expenses of $0.6 million for the three months ended September 30, 2023, due primarily to costs associated with restructuring plans announced in the first and third quarters of 2023 and the acquisition of Populi. These expenses were partially offset by savings resulting from a go-to-market integration project conducted in the third quarter of 2022 that did not repeat in 2023.

Total Other Income, Net

Total other income, net was $29.2 million for the three months ended September 30, 2023 compared to total other income, net of $3.2 million, as restated, in the same period in the prior year. The overall increase was primarily attributed to a $24.0 million increase in other income, net, primarily due to a $24.4 million TRA liability remeasurement gain driven by future realizability of tax attributes payable under the TRA and the impact of the goodwill impairment and partially offset by a $0.5 million foreign currency translation loss, along with a $2.9 million increase in interest income earned from our short-term investments. These changes that contributed to the increase were partially offset by a $0.8 million increase in interest expense due to rising interest rates from our debt obligations.

Benefit from Income Taxes

Benefit from income taxes was $17.5 million for the three months ended September 30, 2023 compared to less than $0.1 million, as restated, in the same period in the prior year. The overall increase was primarily attributed to the impairment of goodwill during the current period, resulting in a reduction of indefinite-lived deferred tax liabilities.

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022

Revenue

Revenue increased $23.4 million, or 14%, in the nine months ended September 30, 2023 compared with the same period in the prior year, driven primarily by higher subscription revenue of $21.2 million and higher professional service revenue of $2.2 million. Increases were primarily driven by the organic addition of new customers in the amount of $18.0 million, the acquisition of Populi in the third quarter of 2023 in the amount of $2.0 million, a $1.9 million net increase in revenue from customers that existed as of the end of the prior year period, and the acquisition of Analytical Wizards in the first quarter of 2022 in the amount of $1.6 million.

Cost of Revenue

Cost of revenue increased $2.1 million, or 7%, for the nine months ended September 30, 2023 compared with the same period in the prior year. This increase was driven primarily by a $5.8 million increase in hosting fees and data subscription costs as a result of expanded customer usage of our platform, the rollout of additional third-party data sources to our customers at the beginning of 2023, and the Populi acquisition, along with an increase of $0.7 million in employee costs due to the expansion of customer support and professional service roles, primarily resulting from the acquisition of Analytical Wizards in February 2022. These increases were partially offset by a $4.4 million reduction in amortization, primarily due to a substantial acquired data asset reaching the end of its economic life in July 2022.

Operating Expenses

Operating expenses, which include a goodwill impairment charge of $287.4 million during the nine months ended September 30, 2023 (refer to Note 7. Goodwill and Intangible Assets for further details), increased $307.5 million, or 189%, during the nine months ended September 30, 2023 compared with the same period in the prior year. While inflation has generally contributed to rising vendor and labor costs, we believe the remainder of the increase to operating expenses as compared to the prior-year period was primarily due to:

•
an increase in sales and marketing expense of $4.9 million for the nine months ended September 30, 2023, due primarily to increased personnel costs resulting from additional hiring and key role transitions over the past year, and higher amortization of contract commission costs;
•
an increase in product development expense of $6.1 million for the nine months ended September 30, 2023, due primarily to increases in stock-based compensation expense from new equity grants and key role transitions over the past year;
•
an increase in general and administrative expense of $6.9 million for the nine months ended September 30, 2023, due primarily to increases in personnel costs, including stock-based compensation expense from new equity grants and key role transitions over the past year, partially offset by savings from franchise and other taxes and new insurance policies; and
•
an increase in transaction, integration and restructuring expenses of $3.3 million for the nine months ended September 30, 2023, due primarily to costs associated with restructuring plans announced in the first and third quarters of 2023 and the acquisition of Populi. These expenses were partially offset by savings resulting from a go-to-market integration project conducted in the third quarter of 2022 that did not repeat in 2023.

Total Other Income, Net

Total other income, net was $23.7 million for the nine months ended September 30, 2023 compared to total other income, net of $2.8 million, as restated, in the same period in the prior year. The overall increase was primarily attributed to a $15.4 million increase in other income, net, primarily due to a $16.4 million TRA liability remeasurement gain driven by future realizability of tax attributes payable under the TRA and the impact of the goodwill impairment and partially offset by a $1.0 million foreign currency translation loss, along with a $9.0 million increase in interest income earned from our short-term investments. The changes that contributed to the increase were partially offset by a $3.5 million increase in interest expense due to rising interest rates from our debt obligations.

Benefit from Income Taxes

Benefit from income taxes was $19.7 million for the nine months ended September 30, 2023 compared to $0.7 million, as restated, in the same period in the prior year. The overall increase was primarily attributed to the impairment of goodwill during the current period, resulting in a reduction of indefinite-lived deferred tax liabilities.

Liquidity and Capital Resources

Overview

As of September 30, 2023, we had $77.5 million of cash and cash equivalents, $229.6 million of short-term investments, and $75.0 million available under our revolving credit facility. Our principal sources of liquidity are cash and cash equivalents and short-term investments on hand, primarily from our IPO and follow-on offerings, as well as the cash flows we generate from operations. Our principal uses of liquidity have been and are expected to continue to be primarily for investment in long-term growth of the business through capital expenditures and acquisitions, including the acquisition of Populi in July 2023, as well as debt services (see Note 9. Long-Term Debt for further details) and distributions to members of Definitive OpCo.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash provided by (used in):
Operating activities	$36,481	$39,799
Investing activities	(86,189)	(181,017)
Financing activities	(19,522)	(17,239)
Change in cash and cash equivalents (excluding effect of exchange rate changes)	$(69,230)	$(158,457)

Cash Flows provided by Operating Activities

Net cash provided by operating activities was $36.5 million during the nine months ended September 30, 2023, primarily as a result of a net loss of $276.3 million, offset by non-cash charges of $327.9 million. The non-cash charges were primarily comprised of a $287.4 million goodwill impairment charge recorded during the third quarter of 2023, amortization of intangible assets of $37.4 million, equity compensation costs of $35.5 million, and a gain on remeasurement of the TRA of $25.0 million. The net decrease in operating assets and liabilities of $15.2 million for the nine months ended September 30, 2023 was primarily driven by a decrease in deferred revenue of $14.1 million due to the timing of billings and cash received in advance of revenue recognition for subscription services, an increase in deferred contract costs of $13.0 million, an increase in prepaid expenses and other assets of $5.8 million, and cash outflows resulting from lower accounts payable, accrued expenses, and other current liabilities, collectively, of $1.6 million. These factors were partially offset by a decrease in accounts receivable of $19.4 million.

Cash Flows used in Investing Activities

Cash used in investing activities during the nine months ended September 30, 2023 was $86.2 million, driven primarily by $213.6 million in purchases of short-term investments and $45.0 million in cash paid for the acquisition of Populi, net of cash acquired, partially offset by $174.8 million in maturities of short-term investments.

Cash Flows used in Financing Activities

Cash used in financing activities during the nine months ended September 30, 2023 was $19.5 million, primarily driven by $10.7 million in tax distribution payments to members, repayments of the 2021 Term Loan (as defined below) of $5.2 million, and taxes paid related to the net share settlement of equity awards of $3.4 million.

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

The 2021 Term Loan is subject to annual amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on the Initial Amortization Date, equal to approximately 2.5% per annum of the principal amount of the term loans in the first year and second year after the Initial Amortization Date and approximately 5.0% per annum of the principal amount of the term loans in the third year, fourth year, and fifth year after the Initial Amortization Date. A balloon payment of approximately $220.0 million will be due at maturity. There was $261.3 million outstanding on the 2021 Term Loan at September 30, 2023.

The 2021 Revolving Line of Credit is committed for $75.0 million and has a maturity date of September 17, 2026. There was no outstanding balance as of September 30, 2023. On October 31, 2022, the Company amended the 2021 Credit Agreement to replace the LIBO rate with Term SOFR plus an applicable rate.

The 2021 Credit Agreement includes certain financial covenants, and the Company was compliant with its financial covenants under the 2021 Credit Agreement as of September 30, 2023 and December 31, 2022.

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

Capital Expenditures

Capital expenditures decreased by $1.1 million to $2.4 million for the nine months ended September 30, 2023 compared to $3.5 million for the same period in the prior year, primarily due to fewer purchases of new data sources in the current year period.

Critical Accounting Policies and Estimates

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates including business combinations, goodwill and indefinite-lived intangible assets, and income taxes, see our discussion for the year ended December 31, 2022 included in our 2022 Form 10-K/A. There have been no material changes to these policies or estimates as of September 30, 2023.

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

Interest Rate Risk

Our cash, cash equivalents, and short-term investments primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities, and commercial paper. As of September 30, 2023, we had cash and cash equivalents of $77.5 million and short-term investments of $229.6 million.

Our operating results are subject to market risk from interest rate fluctuations on our 2021 Term Loan, which bears a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) or a Base Rate plus an applicable margin. In order to reduce the interest rate risk on our debt, we have entered into an interest rate swap agreement on a portion of our borrowings. As of September 30, 2023, the total principal balance outstanding was $261.3 million. Excluding the effect of the interest rate swap agreement, a hypothetical 1.0% increase or decrease in the interest rate associated with borrowings under the 2021 Credit Agreement would have resulted in an impact to interest expense of approximately $2.0 million for the nine months ended September 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, management identified a material weakness in our internal control over financial reporting which was also disclosed in the 2022 Form 10-K/A. As a result of this material weakness, management concluded that our disclosure controls and procedures were not effective as of September 30, 2023.

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

This material weakness remains unremediated as of September 30, 2023. Management is taking steps to remediate this material weakness (see “Remediation Plan in Response to Material Weakness” below for details).

Remediation Plan in Response to Material Weakness

In response to the identified material weakness, management, with the oversight of the Audit Committee of the Board of Directors, has immediately dedicated resources, including the involvement of additional outside advisors, to put in place effective controls over identification of changes in products and services that affect classification of products and services for sales tax purposes. Certain remedial actions have been completed including engagement of additional third-party tax experts and a review of the classification for sales tax purposes of new and/or enhanced products and services. We are completing ongoing remediation steps, including enhancements to sales tax nexus reviews, and the collection, control and subsequent monitoring of applicable documentation of exempt status from customers in affected jurisdictions. We are in the process of implementing enhancements to our sales tax technology platform to automate steps in the process and will continue to further enhance these controls over the remainder of 2023.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2023, other than the items noted above regarding the remediation plan in response to the material weakness over sales tax reporting controls, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to the terms of the Amended LLC Agreement, holders of LLC Units have the right to exchange all or a portion of their LLC Units for newly issued shares of Class A Common Stock on a one-for-one basis, which issuances are made in reliance on Section 4(a)(2) of the Securities Act. Upon any such exchange, a corresponding number of shares of Class B Common Stock held by such LLC Unit holders are cancelled. Such exchanges executed in the third quarter of 2023 are as follows:

Date of Exchange	Number of Shares Exchanged
July 5, 2023	108,573
July 24, 2023	30,125
July 31, 2023	11,401
August 22, 2023	2,898,179
September 11, 2023	5,000
September 25, 2023	4,188
Total	3,057,466

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

None.

ITEM 6. EXHIBITS

Exhibits filed or furnished herewith are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior filing as indicated. Agreements included as exhibits are included only to provide information to investors regarding their terms. Agreements listed below may contain representations, warranties, and other provisions that were made, among other things, to provide the parties thereto with specified rights and obligations and to allocate risk among them, and no such agreement should be relied upon as constituting or providing any factual disclosures about Definitive Healthcare Corp., any other persons, any state of affairs, or other matters.

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

10.1	The Definitive Healthcare Corp. 2023 Inducement Plan (incorporated by reference to Exhibit 99.1 to the Company’s S-8 (File No. 333-274370) filed with the SEC on September 6, 2023).
10.2	Form of RSU Award Agreement under 2023 Inducement Plan (incorporated by reference to Exhibit 99.2 to the Company’s S-8 (File No. 333-274370) filed with the SEC on September 6, 2023).
10.3	Form of PSU Award Agreement under 2023 Inducement Plan (incorporated by reference to Exhibit 99.3 to the Company’s S-8 (File No. 333-274370) filed with the SEC on September 6, 2023).
10.4*	Employment Agreement, dated October 2, 2023, between Carrie Lazorchak and Definitive Healthcare Corp.
10.5

Separation Agreement, dated October 2, 2023, between Joseph Mirisola and Definitive Healthcare, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on October 5, 2023).

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

DEFINITIVE HEALTHCARE CORP.
Registrant

November 2, 2023	By:	/s/ Robert Musslewhite
Date		Name:	Robert Musslewhite
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

November 2, 2023	By:	/s/ Richard Booth
Date		Name:	Richard Booth
		Title:	Chief Financial Officer (Principal Financial Officer)