Form 10-K
period 2023-12-31
Definitive Healthcare Corp.
filed 2024-02-28
CIK 1861795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

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

The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant on June 30, 2023, based on the reported closing price of the Registrant's Class A Common Stock on the Nasdaq Global Select Market on that date, was approximately $525.8 million.

The number of shares of Registrant’s Class A Common Stock outstanding as of February 23, 2024 was 117,723,025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2024 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Form 10-K.

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
•
“Advent Acquisition” refers to the purchase of a majority of the issued and outstanding units of DH Holdings by Advent in 2019. The acquisition was accounted for as a business combination with purchase accounting applied.
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
•
“ARR” refers to annual recurring revenue or annualized contractually recurring revenue as of period end, which is calculated by aggregating annual subscription revenue from committed contractual amounts for all existing customers during that period.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. We caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Annual Report, including under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any forward-looking statement made by us speaks only as of the date on which we make it. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, regional, national or global political, economic, business, competitive, market, and regulatory conditions. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

•

If our information technology systems or those of third parties upon which we rely, or our data are or were compromised, we could experience material adverse effects on our reputation, business, financial condition and results of operations;

•

The war between Russia and Ukraine, the evolving conflict in Israel and surrounding areas, global geopolitical tension, and worsening global macroeconomic conditions could have a material adverse effect on our business, financial condition, and results of operations;

•

If our security measures are breached or unauthorized access to data is otherwise obtained, our platform may be perceived as not being secure, customers may reduce the use of or stop using our platform, and we may incur significant liabilities;

•

We previously identified a material weakness in our internal control over financial reporting and we are working to remediate it. Consequently, our management has concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. We cannot assure you that additional material weaknesses or significant deficiencies will not occur in the future. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock; and

•	Our results of operations may be harmed if we are required to collect sales or other related taxes for subscriptions to our platform in jurisdictions where we have not historically done so.

iii

PART I

Item 1. Business.

Our Mission

Our mission is to transform data, analytics, and expertise into healthcare commercial intelligence. We help clients uncover the right markets, opportunities, and people, so they can shape tomorrow’s healthcare industry. Our software-as-a-service (“SaaS”) platform creates new paths to commercial success in the healthcare market, so companies can identify where to go next.

Overview

Definitive Healthcare is a leading provider of healthcare commercial intelligence. Our solutions are designed to provide accurate and comprehensive information on healthcare providers and their activities to help our customers optimize everything from product development to go-to-market planning and sales and marketing execution. Delivered through our SaaS platform, our intelligence has become important to the commercial success of our over 2,900 customers as of December 31, 2023. We generally define a customer as a company that maintains one or more active paid subscriptions to our platform.

Our healthcare commercial intelligence platform brings together comprehensive, in-depth and high-quality intelligence, a powerful artificial intelligence (“A.I.”) engine, and an intuitive front-end SaaS platform, which have all been built, modified and improved upon over the last 13 years to create a highly differentiated offering.

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

The Definitive Healthcare Platform

Our SaaS-based healthcare commercial intelligence platform is designed to provide comprehensive and accurate information on the healthcare ecosystem in the U.S. The platform uses deep analytics and data science to help customers develop data-driven strategic decisions such as finding new markets to enter, building comprehensive go-to-market strategies, accessing tactical information to help target the right decision makers and improving win rates with detailed contextual information. All of this helps our customers succeed in this important but complicated industry.

Our Data Sources and Data Engine

Our comprehensive, high-quality healthcare commercial intelligence is made up of thousands of data sources and billions of data points that enrich and power our platform. We transform this data into intelligence through A.I. and machine learning (“M.L.”) algorithms that ingest, cleanse, link, and analyze the data to create powerful new intelligence and analytics. Each new data source and each new algorithm created by our data science team makes our entire platform and the intelligence modules contained within more valuable to our clients. Built and enhanced since our inception, our platform contains a full 360-degree, longitudinal view of the healthcare ecosystem and depicts how the ecosystem connects together, creating a true barrier to entry.

Our Competition and Competitive Strengths

We operate in a highly fragmented market. We have a competitive advantage that is based on our comprehensive dataset built up over 13 years, our application of the data science, which has created proprietary intelligence and linkages that we do not see elsewhere, and a user interface that provides customers access to answers, not data, in an integrated manner. Our competitive strengths include:

•
Proprietary Healthcare-specific Commercial Intelligence. We have built proprietary intelligence via first-party research, aggregated, linked, cleansed, and inferred information from thousands of data sources and we have tied billions of data points together into a comprehensive view of the entire U.S. healthcare ecosystem.
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

While we believe no competitor matches our breadth of data and intelligence solutions or offers as comprehensive and accurate a commercial intelligence platform, we compete either directly or indirectly with:

•
Legacy raw claims data providers, such as Clarivate, IQVIA, and Symphony Health;
•
Niche healthcare specialists, such as Komodo Health, H1 Healthcare, Marketware, Trella Health, and Trilliant Health;
•
Ecosystem players that may house or analyze similar intelligence, such as SG2 and Veeva; and
•
Horizontal go-to-market intelligence platforms, such as ZoomInfo, LinkedIn, and Dun & Bradstreet.

We believe the principal competitive factors in our markets are:

•
Depth, breadth, and accuracy of healthcare-specific commercial intelligence;
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

Our Go-to-Market Strategy

We believe we have a very efficient go-to-market model, driven by a high-velocity inside sales and marketing team, experienced sales executives (“SEs”) and a well-defined verticalized sales strategy.

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

Once a new company signs up as a subscriber, they are transferred to our Customer Experience managers (“CX”) who assist with onboarding and training, answering questions, and maintaining a “health score,” which is a predictive metric used to determine whether customers are likely to renew their subscription. In addition, an account executive (“AE”) is typically assigned to each customer, with a focus on deepening the relationship and identifying opportunities to expand the relationship to new departments and sell additional intelligence modules and workflow products. The CX and AE teams are also organized by vertical end market to ensure appropriate subject matter expertise.

Human Capital at Definitive Healthcare

Our community has continued to grow rapidly since our founding 13 years ago. While our people are primarily concentrated in the Boston metro area, we have expanded globally and increased our reach with a flourishing remote employee base.

As of January 31, 2024, our workforce included 830 employees — of whom 571 were based in the U.S., 50 were based in Europe, and another 209 were based in India. Functionally, our workforce includes 327 in sales and marketing, 233 in product development, 119 in customer support, 87 in general and administrative roles, 39 in professional services, and 25 in data acquisition roles. Our workforce is comprised of a wide variety of professionals, including business development representatives, data scientists, software engineers, and more.

People and culture

We consistently receive workplace accolades. In 2023, we were recognized by The Boston Globe as a Top Place to Work for the seventh consecutive year. We were also awarded Energage’s “Top Workplace in the US” for the second consecutive year and have been recognized as a best place to work by the Boston Business Journal’s “Best Place to Work” for five of the past seven years.

We are committed to putting our community first. For us that means centering our culture around collaboration and community engagement. DefinitiveCares, our employee-led charitable organization, is at the core of our company culture. The mission of DefinitiveCares is to give back to the community through employee-led volunteer initiatives.

As a company, we are collaborative, energetic, approachable, and driven. These attributes have allowed us to develop and maintain our customer-focused culture, where we are not afraid to roll up our sleeves to get the job done. We also realize that there is more to life than work, so we try to have some fun together and ensure that every employee maintains a healthy work-life balance.

Diversity, equity, and inclusion

At Definitive Healthcare, we invite everyone to come as they are. We value our employees’ unique perspectives, backgrounds, and voices because these diverse experiences drive new ideas and help us build a better community. We provide opportunities for our employees to grow and develop awareness around diversity, equity, and inclusion through company-sponsored speakers and presentations. We promote diversity and inclusion in our hiring processes by training our hiring managers on unconscious bias, by engaging with diverse student groups at college fairs, by increasing our work visa sponsorship program, and by incorporating inclusive, gender-neutral language into our job descriptions.

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

Health, wellness, and total rewards

Our goal is to offer a best-in-class total rewards package that supports employees and their families, attracts top talent, and ensures pay equity. We provide competitive pay and benefits to attract and retain high quality talent. As part of our total rewards package, U.S. employees are eligible for variable compensation and we pay for employees’ individual full medical coverage, in addition to providing generous healthcare, investment, retirement, educational assistance and reimbursement, and paid time off.

Promoting a culture that supports health and well-being continues to be a priority for the organization. After initially transitioning to a fully remote work approach in response to the COVID-19 pandemic, we have since implemented and chosen to maintain a hybrid work environment, enabling all employees to work between our offices and remotely, which we believe enables greater flexibility for a successful work-life balance. Since 2022, we have offered unlimited paid time off and expanded parental leave for U.S.-based employees.

We reward high performance and effort, regardless of experience or title. We recognize employees who do exceptional work four times a year through our Rockstars awards, which are granted to those who embody our guiding principles in extraordinary ways, and recipients are determined by employee nominations.

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

Intellectual Property

Our data driven platform and our approach to keeping it current is our defensive moat and protecting our intellectual property is a crucial aspect of our business. While, as of December 31, 2023, we have not pursued any patents, we secure and protect our intellectual property rights in material unregistered intellectual property by entering into invention assignment contracts with all of our employees and confidentiality agreements with our employees, vendors, customers, and other parties with whom we conduct business and share confidential information to control access to our proprietary information, technology and processes.

We continually assess our strategy with respect to the protection of new intellectual property and intend to pursue additional avenues to intellectual property protection to the extent we believe it would be cost-effective and beneficial to our business.

Data Privacy and Security

The information we collect, use, disclose, and/or otherwise process from healthcare organizations and professionals in the ordinary course of our business is integral to providing a comprehensive healthcare commercial intelligence platform to our customers. As a result, numerous state, federal, and foreign laws, including consumer protection laws, regulations, industry standards, and other obligations govern our collection, use, disclosure, and/or processing of personal data, including health-related information. For example, in the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations (collectively, “HIPAA”), federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping) govern the collection, use, disclosure, protection, and/or processing of health-related and other personal data and could apply to our operations or the operations of our partners or customers.

In addition, certain U.S. state laws, such as the CCPA“, and foreign laws, such as”), the European Union's General Data Protection Regulation (“EU GDPR”) and the United Kingdom's GDPR (“UK GDPR”) govern the privacy and security of personal data, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways, thus complicating our compliance efforts. Any actual or perceived failure to comply with these laws, where applicable, can result in the imposition of significant administrative, civil and/or criminal penalties and private litigation. Data privacy and security laws, regulations, industry standards, and other obligations are constantly evolving, may conflict with each other, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.

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

Risks Related to Our Business and Industry

We generate substantially all of our revenue from sales of subscriptions to our platform and any decline in demand for our platform and the data we offer could have a material adverse effect on our business, financial condition and results of operations.

For the year ended December 31, 2023, we derived 97% of our revenue from subscription services, and we expect to continue to generate substantially all of our revenue from the sale of subscriptions to our platform. As a result, the continued use of healthcare provider data, sales intelligence and healthcare market analytics by the healthcare ecosystem is critical to our future growth and success. If the healthcare data market fails to grow, or grows more slowly than we currently anticipate, or if there is a decrease in the use of healthcare commercial intelligence, demand for our platform would be negatively affected. For example, difficult macroeconomic conditions have impacted our existing and prospective customers, which has in some cases resulted in longer deal cycles, more stringent approval processes and deferred purchasing decisions, and we expect this to continue until macroeconomic conditions improve.

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

We have experienced rapid organic and acquisition-driven growth in recent periods. For the year ended December 31, 2023, our revenue was $251.4 million, an increase of 12.9% as compared to our revenue of $222.7 million for the year ended December 31, 2022. We cannot guarantee that we will sustain our recent revenue growth rate in future periods. Further, as we operate in a new and rapidly changing market, widespread acceptance and use of our platform is critical to our future growth and success. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or reduction in size of our overall market, failure to capitalize on growth opportunities, and the impacts to our business from macroeconomic factors such as the Russia-Ukraine war, the evolving conflict in Israel and surrounding areas, global geopolitical tension, and more recently, inflation and high interest rates, volatility in the capital markets and related market uncertainty. Our current and prospective customers are impacted by difficult macroeconomic conditions to varying degrees and as a result, in some cases we are observing deal cycles lengthen for new and existing customers, as well as more stringent approval processes and deferred purchasing decisions, which we expect will impact our growth unless macroeconomic conditions improve.

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

We have incurred operating losses in the past and may continue to incur net losses in the future. For the year ended December 31, 2023, we had a net loss of $289.6 million, compared to a net loss of $24.2 million for the year ended December 31, 2022. We expect our operating expenses to increase in the future as we invest capital to make acquisitions, develop new features, add to our existing intelligence modules and invest in new products and data sources. Further, our administrative costs have significantly increased relative to prior periods due to the incremental costs associated with operating as a public company, including corporate insurance costs, additional accounting and legal expenses, and additional resources associated with controls, reporting, and disclosure. While in light of macroeconomic conditions we have made efforts to contain our operating expenses, including implementation of restructuring plans (the "Plans") in the first and third quarters of 2023 and in the first quarter of 2024, such efforts may not achieve the cost savings that we expect. Our efforts to grow our business may be more costly than we expect and we may not be able to increase our revenue enough to offset higher operating expenses. We may not be able to achieve or sustain profitability in subsequent periods and we may incur significant losses in the future for a number of reasons, including the foregoing as well as unforeseen expenses, difficulties, complications and delays, the other risks described in this Annual Report and other unknown events. The amount of any future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. If we incur losses in the future, any such future losses will have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve or sustain profitability, the market price of our Class A Common Stock may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired. A decline in the price of our Class A Common Stock may cause you to lose all or part of your investment.

We could lose our access to our data providers, which could negatively impact our platform and could have a material adverse effect on our business, financial condition and results of operations.

Our platform depends extensively upon continued access to and receipt of data from external sources, including real-time claims data, as well as data received from customers, strategic partners and various government and public records repositories. In some cases, we compete with our data providers. Our data providers could stop providing data, provide outdated data or inaccurate data or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, budgetary constraints, a desire to generate additional revenue or for regulatory or competitive reasons. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our data providers in a way that allows us to legally use the data. If we were to lose access to this external data, either temporarily or permanently, or if our access or use were restricted or were to become less economical or desirable, our ability to provide the full breadth of our healthcare commercial intelligence on our platform could be negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations. If our competitors are able to purchase similar external data on better terms, our ability to compete would be harmed. We cannot provide assurance that we will be successful in maintaining our relationships with these external data providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Further, we cannot provide assurance that we will be able to obtain adequate data on commercially acceptable terms from alternative sources if our current sources become unavailable.

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

To increase our revenue and achieve profitability, we must retain and grow the subscriptions of existing customers and attract new customers. We price our services on a tiered subscription-based model that allows our customers to choose a core plan based on their needs and the customers subscribe to the platform on a per user per month basis. Customers can then add users and intelligence modules for additional monthly rates depending on their individual needs. We seek to expand existing customer subscriptions by adding new customers and intelligence modules, including through expanding the adoption of our platform into other departments within existing customers. We do not know whether we will continue to achieve similar customer acquisition, retention and subscription growth rates in future periods as we have in the past, including in light of recently difficult macroeconomic conditions, which we have seen result in lengthening deal cycles that we expect will continue until macroeconomic conditions improve. Numerous other factors may also impede our ability to add new customers and retain and expand existing customer subscriptions, including failure to hire effective sales personnel, adequately train new sales personnel, provide a high-quality customer experience and ensure the effectiveness of our go-to-market programs that drive customer referrals. Additionally, increasing our sales to enterprise organizations (including customers generating more than $100,000 in ARR, which we refer to as “Enterprise Customers”) requires increasingly sophisticated and costly sales and account management efforts targeted at senior management and other personnel and generally involve longer sales cycles. If our efforts to sell to Enterprise Customers are not successful or do not generate additional revenue, our growth will suffer, which could have a material adverse effect on our business, financial condition and results of operations.

Moreover, our business is subscription-based, and therefore our customers are not obligated to and may not renew their subscriptions after their existing subscriptions expire or may renew at a lower price, including if such customers choose to reduce the intelligence modules to which they have access or reduce their number of users. Most of our subscriptions are sold for multi-year terms, though some organizations purchase a one-year subscription plan. While our subscription agreements typically provide for automatic renewal, our customers may opt-out of automatic renewal and customers have no obligation to renew a subscription after the expiration of the term. Our customers may or may not renew their subscriptions as a result of a number of factors, including their satisfaction or dissatisfaction with our platform, decreases in the number of users at the organization, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of economic conditions (including as a result of general economic downturns and difficult macroeconomic conditions) or reductions in our paying customers’ spending levels. Our contracts typically require advance notice to terminate a contract in the absence of a default by the Company. In addition, our customers may renew for shorter contract lengths if they were previously on multi-year contracts or switch to lower cost offerings of our platform. Our attrition rates may increase or fluctuate as a result of a number of factors, including customer dissatisfaction with our services, customers’ spending levels, mix of customer base, decreases in the number of users at our customers, competition, pricing increases or changing or deteriorating general economic conditions. If customers do not renew their subscriptions or renew on less favorable terms, we fail to add more users, or if we fail to expand subscriptions of existing customers, our revenue may decline or grow less quickly than anticipated and we may not be able to achieve our anticipated LTV from our customer relationships, which could have a material adverse effect on our business, financial condition and results of operations.

Perceived issues arising from the use of A.I. (including M.L.) in our platforms may result in reputational harm or liability.

We leverage the use of A.I. in the provision of our solutions. As with many developing technologies, A.I. presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. A.I. algorithms may be flawed. Datasets may be insufficient, of poor quality, or contain biased information. If the recommendations, forecasts, or analyses that A.I. applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some A.I. scenarios present ethical issues. Though our business practices are designed to mitigate many of these risks, if we enable or offer A.I. solutions that are controversial because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm.

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

In deploying our solutions, we rely upon third-party providers of cloud-based infrastructure (“Cloud Providers”) to provide our services. Any disruption in the operations of Cloud Providers or interference with our use of Cloud Providers would adversely affect our business, results of operations and financial condition.

We outsource infrastructure relating to our cloud offerings to Cloud Providers. Customers of our cloud-based solutions need to be able to access our platform at any time, without interruption or degradation of performance. Our cloud-based solutions depend on protecting the virtual cloud infrastructure hosted by Cloud Providers by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Any incident affecting our Cloud Providers’ infrastructure that may be caused by fire, flood, severe storm, earthquake or other natural disasters, cyber- attacks and other cybersecurity threats, computer viruses, power failure, terrorist or other attacks, and other similar events beyond our control could negatively affect our cloud-based solutions. A prolonged service disruption affecting our cloud-based offerings for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the Cloud Provider services we use.

In the event that our service agreements with our Cloud Providers are terminated, or there is a lapse of service, elimination of services or features that we utilize, interruption of internet service provider connectivity or damage to such facilities, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our cloud offering for deployment on a different cloud infrastructure service provider, which may adversely affect our business, operating results and financial condition.

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

Enterprise Customers are a key focus of our go-to-market programs. As we target more of our sales efforts at larger Enterprise Customers, we may face longer sales cycles, greater competition, more complex customer due diligence, less favorable contractual terms and less predictability in completing some of our sales. Consequently, a target customer’s decision to use our solutions may be an enterprise-wide decision and, if so, these types of sales would require us to provide greater levels of education regarding the use and benefits of our platform, as well as education regarding data privacy and security obligations to prospective customers. In addition, larger Enterprise Customers and governmental entities may demand more configuration and integration services and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to smaller Enterprise Customers, which could increase the costs and time required to complete sales and diverting resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.

In addition, our ability to improve our sales of products to large Enterprise Customers is partially dependent on us continuing to attract and retain sales personnel with experience in selling to large organizations. Also, because security breaches with respect to larger, high-profile Enterprise Customers are likely to be heavily publicized, there is increased reputational risk associated with serving such customers. If we are unable to continue to increase sales of our products to large Enterprise Customers while mitigating the risks associated with serving such customers, our business, financial position, and results of operations may suffer.

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

Because our platform includes health information about millions of individuals and businesses, some of which we source ourselves and some of which is provided by third-party data providers and de-identified, our platform and data could be misused by customers or by parties who have obtained access to our platform without authorization to access individuals’ health information for purposes that we would not permit, including to perpetrate scams. Our customers could use our platform for purposes beyond the scope of their contractual terms or applicable laws or regulations. For example, our customers are subject to broad healthcare fraud and abuse laws that may limit their appropriate use of our platform and information obtained therein. In addition, third parties could gain access to our platform through our customers or through malfeasance or cyber-attacks and use our platform for purposes other than its intended purpose or to create products that compete with our platform. Our customers’ or third parties’ misuse of our platform, inconsistent with its permitted use, could result in reputational damage, adversely affect our ability to attract new customers, expose us to potential litigation and cause existing customers to reduce or discontinue the use of our platform, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

As part of our business strategy, we make investments in, or acquisitions of, complementary businesses, solutions, databases and technologies, and we expect that we will continue to make such investments and acquisitions in the future to further grow our business and our platform. For example, in July 2023, we completed our acquisition of Populi, a provider-focused data and analytics company that works with healthcare organizations to optimize physician relationships, reduce network leakage, and expand market share, and are in the process of integrating Populi's business with ours.

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

Any of these risks could harm our business. In addition, to facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, including in light of difficult macroeconomic conditions such as high interest rates and volatility in the capital markets, and may affect our ability to complete subsequent acquisitions or investments and increase the risks of owning our Class A Common Stock. For example, if we finance acquisitions by issuing equity or convertible debt securities or loans, our existing stockholders may be diluted, or we could face constraints related to the terms of, and repayment obligation related to, the incurrence of indebtedness that could affect the market price of our Class A Common Stock.

If we fail to maintain adequate operational and financial resources, particularly if we continue to grow rapidly, we may be unable to execute our business plan or maintain high levels of service and customer satisfaction.

We have experienced, and expect to continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. As of December 31, 2023, we have one office located in Massachusetts, and as a result of prior acquisitions, an office in Sweden and an office in India. We have experienced significant growth in headcount, with approximately 670 employees in 2021 to over 950 employees in 2023. We have also experienced significant growth in the number of customers using our platform and in the amount of data in our databases. In addition, our organizational structure is becoming more complex as we scale our reporting systems and procedures and our operational, financial and management controls with international expansion. As we continue to grow, we face challenges of integrating, developing, training and motivating a rapidly growing employee base in our various offices and maintaining our company culture across multiple offices. Certain members of our management have not previously worked together for an extended period of time, and most do not have prior experience managing a public company, which may affect how they manage our growth. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract users, employees and customers.

To manage growth in our operations and personnel, we will need to continue to expand and improve our operational, financial and management controls and our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our management, customer experience, innovation, sales and marketing, administrative, financial and other resources. In light of macroeconomic conditions and their actual and potential future impacts on our business, we have made and expect to continue to make efforts to contain our operating expenses, including implementing restructuring plans in the first and third quarters of 2023 and in the first quarter of 2024. These efforts have placed additional strain on our employees and other resources and diverted attention from our operations, and may continue do so, which could impact our ability to operate our business effectively.

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

Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of sales and marketing, product development, strategy and corporate development and network development. From time to time, there have been and may in the future be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. While we seek to manage these transitions carefully, including by establishing strong processes and procedures and succession planning, such changes may result in a loss of institutional knowledge and cause disruption to our business. The loss of one or more of our executive officers or key employees could have a material adverse effect on our business, financial condition and results of operations.

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

A substantial portion of our revenue and cash flows from sales of our subscriptions to our platform to customers in the healthcare ecosystem, and factors that adversely affect it, including health reform measures and mergers within the healthcare ecosystem or regulatory changes, could also adversely affect us.

Demand for our solutions could be affected by factors that affect the healthcare ecosystem, including:

•
Changes in regulations could negatively impact the business environment for us, our data sources, or our healthcare customers. Healthcare laws and regulations are rapidly evolving and may change significantly in the future. In particular, legislation or regulatory changes regarding data analytics companies has continued to be a topic of discussion by political leaders and regulators in the U.S. and elsewhere.
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
•
The implications of precision medicine treatments, changes in the practices of prescribing providers and patients, changes with respect to payer relationships, the policies and preferences of healthcare professionals and healthcare organizations with respect to the sales and marketing efforts of healthcare companies, changes in the regulation of the sales and marketing efforts and pricing practices of healthcare companies, and other factors such as the impact of public health crises, could lead to a significant reduction in businesses that use our platform or otherwise change the demand for our platform. Changes in public perception regarding the practices of the healthcare ecosystem may result in political pressure to increase the regulation of healthcare companies in one or more of the areas described above, which may negatively impact demand for our platform.

•
Our business depends on the overall economic health of our existing and prospective customers. Subscribing to our platform may involve a significant commitment of capital and other resources for certain customers. If economic conditions, including the ability to market commercial intelligence in the healthcare ecosystem or the demand for healthcare products globally deteriorates, many of our customers may delay on growth initiatives that would require our solutions. We have seen this happen in response to difficult macroeconomic conditions and expect it will continue until they improve. In particular, these trends have been more pronounced for our existing and prospective life science and provider customers. For example, difficult macroeconomic conditions have impacted our existing and prospective customers and their business spendings, which has in some cases resulted in longer deal cycles, more stringent approval processes and deferred purchasing decisions, and we expect this to continue until macroeconomic conditions improve. Such macroeconomic conditions may also result in reductions in sales of our solutions, reductions in subscription duration and value, slower adoption of new solutions, and increased price competition.

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

Our Monocl business, along with the acquisition of AW in 2022, create exposure to risks inherent in international operations. Any new markets or countries into which we attempt to sell subscriptions to our platform may not be as receptive to our solutions as we anticipate. It is costly to establish, develop and maintain international operations and develop and promote our platform in international markets. A significant increase in international customers or an expansion of our operations into other countries would create additional risks and challenges which could have a material adverse effect on our business, financial condition and results of operations.

We have a limited operating history in an evolving industry, which makes it difficult to forecast our revenue and evaluate our business and future prospects.

We have a limited operating history at the current scale of our business in an evolving industry that may not develop as expected, if at all. As a result, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties, and our historical operating results may not be indicative of our future operating results, making it difficult to assess our future prospects. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, such as the risks and uncertainties described herein. In addition, we have faced and continue to face evolving macroeconomic conditions that negatively impact our business and future prospects, which are hard to predict. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of these factors, and our results of operations in future reporting periods may be below the expectations of investors. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors, causing our business to suffer and our Class A Common Stock price to decline.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and have a material adverse effect on our business, financial condition and results of operations.

We may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. The terms of any additional debt financing may be similar or more restrictive than our current debt facilities. Difficult macroeconomic conditions, including high interest rates and volatility in the capital markets, exacerbate this risk.

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

In light of recent macroeconomic conditions, we have made, and will continue to make, judgments as to whether we should further reduce, relocate or otherwise change our workforce. For example, in January 2024, we took certain actions to reduce our global headcount by 154 employees. This reduction in force, and any other future reductions, and the attrition that may occur following them, result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. These restructurings and other additional measures we might take to reduce costs could strain our workforce, divert management attention, yield attrition beyond our intended reduction in force, reduce employee morale, cause us to delay, limit, reduce or eliminate certain development plans or otherwise interfere with our ability to operate and grow our business effectively, each of which could have an adverse impact on our business, operating results and financial condition. Charges and costs incurred in connection with workforce reduction efforts may be significant and higher than estimated. In connection with these actions, we estimate that we will incur pre-tax cash restructuring and related charges of approximately $6.5 million to $7.2 million in the first half of 2024, consisting primarily of severance payments, employee benefits, and related cash expenses, as well as a non-cash stock-based compensation charge related to the vesting of share-based awards for employees who are terminated. We may not complete the current or any future restructuring activities on the anticipated timetable, and even if successfully completed, we may not achieve the anticipated cost savings, operating efficiencies or other benefits of such activities.

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

Global geopolitical tension may also be disruptive to our business, including as a result of the military conflict between Russia and Ukraine and the evolving conflict in Israel and surrounding areas. The sanctions announced by the U.S. and other countries against Russia to date include restrictions on selling or importing goods, services or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia. The U.S. and other countries could impose wider sanctions and take other actions should the conflict further escalate. It is not possible to predict the broader consequences of these conflicts, which have included or could include further sanctions, embargoes, regional instability, prolonged periods of higher inflation, geopolitical shifts, and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could have a material adverse effect on our business, financial condition and results of operations.

Our solutions utilize open-source software, and any failure to comply with the terms of one or more of these open-source licenses could adversely affect our business.

Our solutions include software subject to open-source licenses and we may incorporate third-party open source software in our solutions in the future. Particular uses of open-source software and the terms of various open-source licenses have not been interpreted by U.S. courts, and there is a risk that such use or licenses could be construed in a manner that imposes unanticipated conditions or restrictions with respect to our platform and proprietary technology. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and requesting compliance with the open source software license terms. Accordingly, we may be subject to suits by parties claiming ownership of what we believe to be open source software or claiming non-compliance with the applicable open source licensing terms. If we were to receive a claim of non-compliance with the terms of any of these open source licenses, we could be required to incur significant legal expenses defending against those allegations and could be subject to significant damages, enjoined from offering or selling our solutions that contained the open source software, and required to comply with the foregoing conditions. We could also be required to expend substantial time and resources to re-engineer some of our software. Any of the foregoing could disrupt and harm our business.

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

It is possible under the terms of certain open-source licenses (often called “copyleft” or “viral” licenses), if we combine our proprietary software with open-source software in a certain manner, that we could be required to release the source code of our proprietary software and make our proprietary software available under open-source licenses. In the event that portions of our proprietary software are determined to be subject to an open- source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our solutions, or otherwise be limited in the licensing of our solutions, and each of such instances could reduce or eliminate the value of our solutions. In addition to risks related to license requirements, use of open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties, controls on the origin of the software, bug fixing, or security scans. Use of open-source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our solutions. Any of the foregoing could harm our business and could help our competitors develop platforms and applications that are similar to or better than ours.

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

Risks Related to Data Privacy and Cybersecurity

If our information technology systems or those of third parties upon which we rely, or our data are or were compromised, we could experience material adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of business, including when we provide our solutions to customers, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information (collectively, sensitive data). As a result, our business, brand, reputation and ability to attract and retain customers depends upon the satisfactory performance, reliability, and availability of our platform and solutions. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fire, flood, power loss, system failures, computer viruses, software errors, physical or electronic break-ins or malicious hacks or attacks on our systems (such as denial of service attacks), and other similar threats.

In addition, the software, internal applications and systems underlying our platform are complex and may not be error-free. Any inefficiencies, errors or technical problems with our platform, internal applications and systems could reduce the quality of our solutions or interfere with our customers’ use of our platform, which could reduce demand, lower our revenues and increase our costs.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Further, our platform utilizes certain A.I. and machine learning technology to provide services, and this technology is integrated into the platform, making us susceptible to additional cybersecurity threats. Additionally, confidential and sensitive data of the Company and our customers may be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of A.I. and machine learning technologies.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

We have also outsourced elements of our information technology infrastructure to third parties, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our reliance on these third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.

We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are unable to protect our computer systems, software, networks, sensitive data and other technology assets, or there is a perception that we have failed to do so, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. These events may have a material adverse effect on our business, financial condition, and results of operations.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We maintain insurance policies that cover certain security and privacy damages. However, we cannot guarantee that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

Our actual or perceived failure to comply with applicable U.S. and foreign privacy and security laws, regulations, industry standards, contractual obligations, and other requirements could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

Our customers use our solutions to understand and navigate the healthcare ecosystem. As a result, we process sensitive data that subjects us to a variety of laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations.. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to process personal data, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. These laws, regulations, and other obligations may also be interpreted and applied inconsistently from jurisdiction to jurisdiction which may make compliance difficult or impossible in certain circumstances.

Our platform involves use and disclosure of de-identified data, which must be de-identified in accordance with applicable laws, including Health Insurance Portability and Accountability Act (“HIPAA”). Certain states have signed into law or are intending to enact laws governing the use and disclosure of such de-identified information, and there is some uncertainty regarding those laws’ conformity with the HIPAA de-identification standards. Compliance with state laws could require additional investment and management attention and may subject us to significant liabilities if we do not comply appropriately with new and potentially conflicting regulations. If there is a future change in law, we may also face limitations on our ability to use de-identified information that could harm our business. There is also a risk that the third-party vendors that provide our data sets may fail to properly de-identify protected health information (“PHI”) under HIPAA or applicable state laws, some of which impose different standards for de-identification than those imposed by HIPAA. We are also required to ensure that such information remains de-identified and our failure to do so could result in non-compliance with Privacy Laws and contractual obligations.

The privacy, security and breach notification rules promulgated under HIPAA establish a set of national privacy and security standards for the protection of PHI, by health plans, health care clearinghouses, and certain health care providers, referred to as covered entities, and the business associates with whom such covered entities contract for services that involve creating, receiving, maintaining or transmitting PHI, and their covered subcontractors.

Certain of our customers may be either “business associates” or “covered entities” under HIPAA, including certain of our customers that are not traditional healthcare providers. For example, some of our customers are medical device companies that may work with healthcare professionals or researchers from whom they receive PHI for data analysis purposes, thus triggering compliance obligations under HIPAA. While such PHI is de-identified before it is introduced into our systems, in certain scenarios, we may nevertheless be contractually obligated to comply with certain HIPAA obligations, including the various requirements of the HIPAA de-identification rules. Additionally, if PHI is inadvertently introduced into our systems without being properly de-identified, we may be directly liable for mishandling PHI and for failing to comply with HIPAA as a “business associate.” The U.S. Department of Health and Human Services Office for Civil Rights, or OCR, may impose penalties for a failure to comply with applicable requirement of HIPAA. Penalties will vary significantly depending on factors such as the date of the violation, whether the business associate knew or should have known of the failure to comply, or whether the business associate’s failure to comply was due to willful neglect. Penalties for HIPAA violations can be significant. A single breach incident can result in violations of multiple standards. If a person knowingly or intentionally obtains or discloses PHI in violation of HIPAA requirements, criminal penalties may also be imposed.

Further, our use of A.I. and M.L. technologies may be subject to laws and evolving regulations regarding the use of A.I., controlling for data bias, and antidiscrimination. For example, due to inaccuracies or flaws in the inputs, outputs, or logic of the A.I. and machine learning, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. the Federal Trade Commission (“FTC”) enforces consumer protection laws such as Section 5 of the FTC Act, the Fair Credit Reporting Act, and the Equal Credit Opportunity Act, which prohibit unfair and deceptive practices, including use of biased algorithms in AI. The FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of A.I. and machine learning where they allege the company has violated privacy and consumer protection laws. Several jurisdictions around the globe have proposed or enacted laws governing A.I., such as the European Union's (“EU's”) AI Act, and we expect other jurisdictions will adopt similar laws. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Furthermore, if we cannot use A.I. and machine learning or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

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

Many data privacy and security obligations protect more than health-related information, and although they vary by jurisdiction, these obligations can extend to employee information, business information, healthcare provider information and other information relating to individuals. Our actual or perceived failure to comply with these laws may result in, among other things, civil and criminal liability, negative publicity, damage to our reputation and liability under contractual provisions. These obligations may also increase our compliance costs and influence or limit the types of services we can provide. The occurrence of any of the foregoing could impact our ability to provide the same level of service to our customers, require us to modify our offerings or increase our costs, which could have a material adverse effect on our business, financial condition and results of operations.

In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive data, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Many similar laws have been proposed or enacted at the federal and local levels, all of which could increase our risk and compliance costs. These regulations and legislative developments have potentially far-reaching consequences and may require us to modify our data management practices and to incur substantial expense in order to comply.

Furthermore, our business relies on the acquisition and sale of data, including data obtained from third-party data suppliers. The acquisition and sale of data from or to third parties has become subject to increased regulatory scrutiny. Therefore, obtaining and selling data from third parties carries risk to us as a data purchaser and reseller. For example, as a data supplier, we are required to register as a data broker under California, Oregon, and Vermont law and file reports with regulators, which exposes us to increased scrutiny. Additionally, California’s Delete Act requires the CPPA to establish, by January 1, 2026, a mechanism to allow California consumers to submit a single, verifiable request to delete all of their personal data held by all registered data brokers and their service providers. Moreover, third-party data suppliers have recently been subject to increased litigation under various claims of violating certain state privacy laws. These laws and challenges may make it so difficult for us and our suppliers to provide the data and the costs associated with the data materially increase or may materially decrease the availability of data that we or our data suppliers can provide.

Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our information processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

We are, or may become, subject to foreign laws, regulations, and industry standards that govern data privacy and security, such as the EU GDPR, the UK GDPR, Canada’s Personal Information Protection and Electronic Documents Act, and China’s Personal Information Protection Law (“PIPL”), and other foreign data privacy, security, data localization and similar national, state/provincial and local laws which impose strict requirements for processing personal data. For example, under GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Because our EU subsidiary, Monocl AB, operates under a Swedish publishing certificate issued in accordance with Swedish national law, such processing of personal data by our EU subsidiary comes under the Swedish constitutional protection enshrining freedom of expression and consequently falls within the scope of Article 85 EU GDPR and is exempt from certain core provisions of the EU GDPR. Legal challenges against the general right to publish personal data based on the publishing certificate and consequent exemption from the GDPR, if upheld, may potentially result in the exemption being deemed invalid in certain circumstances

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”), and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If these existing or new mechanisms for transferring personal data from the EEA, the UK, or other jurisdictions are unavailable, we may be prevented from transferring personal data of employees, customers or others in those regions to the United States. The efficacy and longevity of current transfer mechanisms between the EU, the UK and the United States also remains uncertain. There is also a trend toward countries enacting data localization or other country specific requirements, which could be problematic to cloud software providers that we rely on to conduct our business. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

In addition, legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. For example, in the EEA and the UK, regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which may require us to make significant operational changes.

Understanding and implementing such country specific certifications on top of our security certifications could require additional investment and management attention and may subject us to significant liability if we do not comply with particular requirements. Compliance with global privacy obligations has and will continue to require valuable management and employee time and resources, and failure to comply with these regulations could include severe penalties and could reduce demand for our solutions. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal data could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our reputation, business, financial condition and results of operations.

We also publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Customers expect that our solutions can be used in compliance with privacy and security obligations. The functional and operational requirements and costs of compliance with such obligations may adversely impact our business, and failure to enable our solutions to comply with such obligations could lead to significant fines and penalties imposed by regulators, as well as claims by our customers or third parties. These domestic and foreign legislative and regulatory initiatives could adversely affect our customers’ ability or desire to collect, use, process, store and disclose personal data and health data using our solutions, or to license data products from us, which could reduce demand for our solutions.

We have established frameworks, models, processes and technologies designed to manage data privacy and security for many data types and from a variety of sources, though such measures may not always be effective. Due to the complex and evolving nature of privacy obligations, we cannot guarantee that the safeguards and controls employed by us, or third parties upon which we rely, will be sufficient to prevent a breach of these obligations, or that claims, complaints, investigations, or inquiries will not be filed or lodged against us or our data suppliers despite such safeguards and controls.

Furthermore, we are bound by contractual obligations and industry standards related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws require our customers to impose specific contractual restrictions on their service providers. Failure to comply with such contractual obligations, certain certification/registration requirement, annual re-certification/registration requirements associated with various privacy obligations, and failure to resolve any serious data privacy or security related complaints or requests, may result in, among other things, regulatory sanctions, criminal prosecution, civil liability, negative publicity, damage to our reputation, or data being blocked from use or liability under contractual provisions.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties upon which we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Legal and Regulatory Risks

Our platform addresses heavily regulated functions within the healthcare ecosystem and such regulations and laws are subject to change. Failure to comply with applicable laws and regulations could lessen the demand for our solutions or subject us to significant claims and losses.

Our customers use our platform for business activities that are subject to a complex regime of global laws and regulations, including requirements for maintenance of electronic records and electronic signatures, requirements regarding processing of health data, healthcare fraud and abuse, and other laws and regulations. Our customers expect to be able to use our platform in a manner that is compliant with the regulations to which they are subject. Our efforts to provide solutions that comply with such laws and regulations are time-consuming and costly and include validation procedures that may delay the release of new versions of our solutions. As these laws and regulations change over time, we may find it difficult to adjust our platform to comply with such changes.

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

Additionally, Populi participates in the Centers for Medicare & Medicaid Services (“CMS”) Qualified Entity Certification Program (“QECP”) as a qualified entity and is subject to the QECP participant requirements. Failure to comply with such requirements could result in removal from the QECP and penalties.

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

In the ordinary course of business, we may be involved in and subject to litigation for a variety of claims or disputes and receive regulatory inquiries. These claims, lawsuits and proceedings could include labor and employment, wage and hour, commercial, intellectual property, data privacy and security, antitrust, alleged securities law violations or other investor claims and other matters. The number and significance of these potential claims and disputes may increase as our business expands. Any claim against us, regardless of its merit, could be costly, divert management’s attention and operational resources and harm our reputation. As litigation is inherently unpredictable, we cannot assure you that any potential claims or disputes will not have a material adverse effect on our business, financial condition and results of operations. Any claims or litigation, even if fully indemnified or insured, could make it more difficult to effectively compete or to obtain adequate insurance in the future.

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

Because the content in our database is collected from various sources and distributed to others, we may be subject to claims for breach of contract, defamation, negligence, unfair competition or copyright or trademark infringement or claims based on other theories, such as breach of laws related to data privacy and security. We could also be subject to claims based upon the content that is accessible from our website through links to other websites or information on our website supplied by third parties. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against any claims and we could be subject to public notice requirements that may affect our reputation. Our potential liability for information distributed by us to others could require us to implement measures to reduce our exposure to such liability, which may require us to expend substantial resources and limit the attractiveness of our analytics to users.

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

In addition, certain contracts with our suppliers or customers contain provisions whereby we are required to indemnify the counterparty for damages suffered as a result of claims related to intellectual property infringement and the use of data analytics by our technology, products, or services. Claims made under these provisions could be expensive to litigate and could result in significant payments. Even if we were to prevail in such a dispute, any litigation regarding our or others’ intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. The occurrence of infringement claims may grow as the market for our products grows.

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

For example, during the quarter ended June 30, 2023, we determined that sales in certain states were subject to sales tax and that we had not assessed such sales tax on sales of our services to customers. As a result, we entered into voluntary disclosure agreements with the applicable jurisdictions and will continue to accrue interest on any outstanding liabilities until the voluntary disclosure agreements are settled.

Our results of operations may be harmed if we are required to collect sales or other related taxes for subscriptions to our platform in jurisdictions where we have not historically done so.

States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. The application of federal, state, local and foreign tax laws to services provided electronically is unclear and continually evolving. In particular, the applicability of sales taxes to our platform in various jurisdictions is unclear. For example, during the quarter ended June 30, 2023, we determined that sales in certain states were subject to sales tax and that we had not assessed such sales tax on sales of our services to customers. As a result, we entered into voluntary disclosure agreements with the applicable jurisdictions and will continue to accrue interest on any outstanding liabilities until the voluntary disclosure agreements are settled.

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

We have a significant amount of goodwill and intangible assets on our balance sheet, and our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets. Our balance sheet reflects goodwill of $1.1 billion and $1.3 billion as of December 31, 2023 and 2022, respectively, and intangible assets, net of $323.1 million and $350.7 million as of December 31, 2023 and 2022, respectively. In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), goodwill and intangible assets with an indefinite life are not amortized but are subject to a periodic impairment evaluation. Goodwill and acquired intangible assets with an indefinite life are tested for impairment at least annually or when events and circumstances indicate that fair value of a reporting unit may be below their carrying value. Acquired intangible assets with definite lives are amortized on a straight-line basis over the estimated period over which we expect to realize economic value related to the intangible asset. In addition, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. If indicators of impairment are present, we evaluate the carrying value in relation to estimates of future undiscounted cash flows. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of the businesses we have acquired, which in turn depend in part on how well we have integrated these businesses into our own business. Judgments made by management relate to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows of the carrying amounts of such assets. The accuracy of these judgments may be adversely affected by several factors, including significant:

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

During the quarter ended September 30, 2023, we experienced a sustained decline in our stock price and market capitalization, which resulted in a goodwill impairment charge of $287.4 million recorded as of September 30, 2023. Refer to Note 9. Goodwill and Intangible Assets for further information. Our reporting unit is at risk of future goodwill impairments if we again experience a continued decline in our market capitalization or if macroeconomic conditions worsen, which could represent potential indicators of impairment requiring further impairment analysis in 2024. We continue to monitor for potential impairment should impairment indicators arise. If actual results in our single reporting unit are substantially lower than the projections used in our valuation methodology, or if market discount rates substantially increase or our market capitalization substantially decreases, then our future valuations could be adversely affected. We could be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined, negatively impacting our results of operations.

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

As disclosed within this Annual Report on Form 10-K, management identified a material weakness in internal control related the collection and remittance of sales tax and concluded that our internal control over financial reporting was not effective as of December 31, 2023, as described in more detail in Part II — Item 9A, “Controls and Procedures.” Management is actively engaged in remediation efforts to address our material weakness. However, we may not be successful in promptly remediating the material weakness identified by management or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. The material weakness in the Company’s internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing that these controls operate effectively. If we do not successfully remediate the material weakness, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

The total principal amount of debt outstanding, excluding unamortized debt issuance costs, under the 2021 Credit Agreement as of December 31, 2023 was $257.8 million.

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

Risks Related to Our Organizational Structure

We are a holding company, and our principal asset is our 74.9% ownership interest in Definitive OpCo, and we are accordingly dependent upon distributions from Definitive OpCo to pay dividends, if any, and taxes, make payments under the Tax Receivable Agreement and pay other expenses.

We are a holding company and our principal asset is our ownership of 74.9% of the outstanding LLC Units (as of December 31, 2023), exclusive of unvested LLC Units. We have no independent means of generating revenue. We anticipate that Definitive OpCo will continue to be treated as a partnership for U.S. federal and applicable state and local income tax purposes and, as such, will generally not be subject to entity-level U.S. federal and applicable state and local income tax. Instead, the taxable income of Definitive OpCo is allocated among its members, including us. Accordingly, we incur income taxes on our allocable share of any taxable income of Definitive OpCo. We also incur expenses related to our operations, and have obligations to make payments under the Tax Receivable Agreement. As the sole managing member of Definitive OpCo, we intend to cause Definitive OpCo to make distributions to the holders of LLC Units in amounts sufficient to (i) cover all of the income taxes payable by holders of LLC Units (including us) on such holders’ respective allocable shares of the taxable income of Definitive OpCo, (ii) allow us to make any payments required under the Tax Receivable Agreement, (iii) fund dividends to our stockholders in accordance with our dividend policy, to the extent that our board of directors declares such dividends and (iv) pay our expenses.

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

The Tax Receivable Agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, upon a breach of any of our material obligations under the Tax Receivable Agreement or if, at any time, we elect an early termination of the Tax Receivable Agreement, then our obligations, or our successor’s obligations, under the Tax Receivable Agreement to make payments will accelerate. The accelerated payments required in such circumstances will be calculated by reference to the present value (at a discount rate equal to LIBOR plus 100 basis points or a replacement rate) of all future payments that TRA Parties or other recipients would have been entitled to receive under the Tax Receivable Agreement, and such accelerated payments and any other future payments under the Tax Receivable Agreement will be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.

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

As the sole managing member of Definitive OpCo, we control and operate Definitive OpCo. On that basis, we believe that our interest in Definitive OpCo is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of Definitive OpCo, or if Definitive OpCo itself becomes an investment company, our interest in Definitive OpCo, could be deemed an “investment security” for purposes of the 1940 Act.

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

As of December 31, 2023, we had a total of 116,562,252 shares of Class A Common Stock outstanding. Of those shares, 62,493,676 shares were held by Advent, our largest stockholder and one of our pre-IPO owners. In addition, as of December 31, 2023, our pre-IPO owners held directly or indirectly a total of 39,762,700 LLC Units that, subject to applicable time-vesting conditions (some of which have already been met), can ultimately be redeemed or exchanged for our Class A Common Stock. In connection with the completion of our IPO, we entered into a Registration Rights Agreement with certain pre-IPO owners, including Advent, Spectrum Equity, 22C Capital and our founder. Any sales in connection with the Registration Rights Agreement or otherwise in compliance with the Securities Act of 1933, as amended (the “Securities Act”), or the prospect of any such sales, could materially and adversely impact the market price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.

In addition, as of December 31, 2023, up to 6,828,490 shares of our Class A common stock may be issued upon vesting and settlement of outstanding RSUs, and 7,284,174, 887,819, and 2,549,556 shares of our Class A common stock are available for future issuance under our 2021 Equity Incentive Plan, our 2023 Inducement Plan, and our 2021 Employee Stock Purchase Plan, respectively, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations and the securities laws. We have registered all of the shares of Class A Common Stock issuable upon vesting and settlement of restricted stock units, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A Common Stock will become eligible for sale in the public market to the extent such restricted stock units settle, subject to compliance with applicable securities laws.

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

As of December 31, 2023 we had an aggregate of 465,887,709 shares of Class A Common Stock authorized but unissued and not reserved for issuance under our equity incentive plans. We may issue all these shares of Class A Common Stock without any action or approval by our stockholders, subject to certain exceptions. The issuance of any Class A Common Stock in connection with any equity incentive plan, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by owners of our Class A Common Stock.

As a public company, we incur significant costs to comply with the laws and regulations affecting public companies, which could harm our business and results of operations.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the listing requirements of Nasdaq, and other applicable securities rules and regulations. These rules and regulations have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. We have experienced, and expect to continue to experience, costs associated with being a public company, including costs associated with compliance with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, or Section 404, the adoption of certain accounting standard updates, and additional disclosure requirements. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board or our board committees or as executive officers. Our management and other personnel devote a substantial amount of time to these compliance initiatives, diverting their attention from other business concerns, which could harm our business, financial condition and results of operations.

To comply with the requirements of being a public company, including the Sarbanes-Oxley Act, we continue to undertake various actions, such as further developing and refining internal controls and procedures and hiring accounting or internal audit staff or outsourcing certain functions to third parties, which could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data of our customers and employees (“Information Systems and Data”).

Our Information Security function is overseen by our Chief Technology Officer (“CTO”), our information security team, security management, engineering operations, legal, risk management, and various third-party service providers, including our virtual Chief Information Security Officer (“vCISO”). In doing so, they identify, assess and manage the Company’s cybersecurity threats and risks, using various methods including, for example, manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, coordinating with law enforcement concerning threats, conducting internal and/or external audits and threat assessments for internal and external threats, utilizing third-party threat assessments, conducting threat and vulnerability assessments, using external intelligence feeds, and using third parties to conduct tabletop incident response exercises and other tests.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response plan and incident response policy, incident detection and response capabilities, a vulnerability management policy, disaster recovery/business continuity plans, risk assessments, implementation of security standards and certifications for certain platforms, encryption of certain data, network security controls and data segregation for certain environments, access controls for certain systems, physical security, asset management, tracking and disposal, systems monitoring, incident response table-top exercises, vendor risk management program, employee training, penetration testing, cybersecurity insurance, and dedicated cybersecurity staff.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. Cyber risk is addressed as a critical component of the company's enterprise risk management program and is based upon entity-level controls found in our SOC2 compliance program, addressing all five trust service criteria: security, availability, confidentiality, privacy, and processing integrity. The Company recently received an unqualified opinion from an industry-recognized audit firm attesting to our SOC2 Type II compliance as of the date of such report.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example, professional services firms (such as outside legal counsel), penetration testing firms, threat intelligence service providers, dark web monitoring services, forensic investigators, cybersecurity software providers, managed cybersecurity service providers, and cybersecurity consultants.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, and supply chain resources. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. The program includes security questionnaires, risk assessments for each vendor, reviewing certain vendors’ security assessments and written information security programs, the imposition of information contractual obligations, and, in certain instances, security assessment calls with select vendors’ security personnel. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider, including providing third-party attestations of compliance with certain cybersecurity frameworks, such as SOC2 or ISO 27001.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our “Risks Related to Data Privacy and Cybersecurity” under Part 1. Item 1A. Risk Factors in this Annual Report.

Governance

Our audit committee of the board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Senior Principal Security and Infrastructure Architect with over 20 years managing large scale enterprise security systems and programs.

The CTO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. The CTO is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the Chief Financial Officer, Chief Legal Officer and Chief Executive Officer in their role as executive leadership for the Incident Response Team. The executive leadership team will work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response and vulnerability management policy include reporting to the audit committee for certain cybersecurity incidents.

The audit committee receives quarterly reports from the CTO concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties.

Our corporate headquarters is located in Framingham, Massachusetts and consists of approximately 55,700 square feet of space under a lease that expire in January 2029, with extension options. As of December 31, 2023, we have other offices in Sweden and India. We lease all of our facilities and do not own any real property. We believe that our facilities are adequate for our current and anticipated future use and that we will be able to secure additional space as needed to accommodate expansion of our operations.

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

Stockholders

As of February 23, 2024, there were 34 holders of record of our Class A Common Stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Pursuant to the terms of the Amended LLC Agreement, holders of LLC Units have the right to exchange all or a portion of their LLC Units for newly issued shares of Class A Common Stock on a one-for-one basis, which issuances are made in reliance on Section 4(a)(2) of the Securities Act. Upon any such exchange, a corresponding number of shares of Class B Common Stock held by the LLC Unit holder are cancelled. Such exchanges executed in the fourth quarter of 2023 are as follows:

Date of Exchange	Number of Shares Exchanged
November 27, 2023	1,332
December 11, 2023	666
December 21, 2023	12,970
Total	14,968

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion includes a comparison of our results of operations, financial condition, and liquidity and capital resources for fiscal years 2023, 2022 and 2021. This discussion is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying Notes to the Financial Statements found in Part II, Item 8 of this Form 10-K. It contains forward-looking statements that involve risks and uncertainties and our actual results may differ materially from those discussed. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part I, Item 1A of this Annual Report.

Overview

Definitive Healthcare is a leading provider of healthcare commercial intelligence. Our solutions are designed to provide accurate and comprehensive information on healthcare providers and their activities to help our customers optimize everything from product development to go-to-market planning and sales and marketing execution. Delivered through our software as a service (“SaaS”) platform, our intelligence has become important to the commercial success of our approximately 2,900 customers as of December 31, 2023. We generally define a customer as a company that maintains one or more active paid subscriptions to our platform.

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

We were founded in 2011 by our Executive Chairman and current Interim Chief Executive Officer, Jason Krantz. Mr. Krantz founded the Company to provide healthcare commercial intelligence that enables companies that compete within or sell into the healthcare ecosystem to make better, informed decisions and be more successful. Over time, we have expanded our platform with new intelligence modules, innovative analytics, workflow capabilities and additional data sources.

We believe any company selling or competing within the healthcare ecosystem is a potential customer for us and contributes to our estimated current total addressable market of over $10 billion. In total, we have identified more than 100,000 potential customers that we believe could benefit from our platform.

Recent Developments

Acquisitions

On July 21, 2023, the Company completed the acquisition of Populi, Inc. (“Populi”), a provider-focused data and analytics company that works with healthcare organizations to optimize physician relationships, reduce network leakage, and expand market share, for total consideration of $54.1 million, consisting of approximately $46.4 million of cash paid at closing, a $0.1 million reimbursement from sellers for working capital adjustments, and up to $28.0 million of contingent consideration, with an initial estimated fair value of $7.8 million, subject to meeting certain revenue metrics during calendar years 2024 and 2025. The initial accounting for the business combination is complete but provisional measurements of fair values reported as of December 31, 2023 are subject to change and accordingly, we expect to finalize the purchase price allocations as soon as practical, but no later than one year from the acquisition date. See Note 3. Acquisitions in the accompanying consolidated financial statements.

On January 16, 2024, the Company completed the purchase of assets comprising the Carevoyance business line of H1 Insights, Inc., a product that helps MedTech customers to improve segmentation, targeting, and prospect engagement for $14.0 million, subject to closing adjustments. The initial accounting for the business combination is incomplete as a result of the timing of the acquisition.

Goodwill Impairment

During the quarter ended September 30, 2023, we experienced a sustained decline in our stock price and market capitalization, which represented a triggering event and required us to perform a goodwill impairment test as of September 30, 2023. As a result of our quantitative impairment test, we determined that the fair value of our single reporting unit was lower than its carrying value and, accordingly, recorded a non-cash, pretax, goodwill impairment charge of $287.4 million. The goodwill impairment charge did not affect our liquidity or the financial covenants in our outstanding debt agreement.

During the quarter ended December 31, 2023, we performed a quantitative assessment and concluded that the fair value of our single reporting unit exceeded its carrying value as of December 31, 2023. We will continue to monitor for potential impairment should impairment indicators arise. See Note 9. Goodwill and Intangible Assets in the accompanying consolidated financial statements. Our reporting unit is at risk for future goodwill impairments if we experience a continued decline in our market capitalization or worsening macroeconomic conditions.

Restructuring Charges

During the first and third quarters of 2023, we committed to restructuring plans intended to reduce operating costs, improve operating margins, and continue advancing our ongoing commitment to profitable growth by reducing our workforce by approximately 100 people and, as a result, incurred restructuring and related charges of $4.7 million during the year ended December 31, 2023. These charges consisted primarily of severance payments, employee benefits, and related cash expenses. These charges were recognized within Transaction, integration, and restructuring expenses in the accompanying consolidated statement of operations.

On January 3, 2024, we committed to a restructuring plan intended to further reduce operating costs, improve operating margins, and continue advancing our ongoing commitment to profitable growth. This plan provided for a reduction of our current workforce by 154 people. We estimate that in the first half of 2024, we will incur pre-tax cash restructuring and related charges of approximately $6.5 million to $7.2 million, consisting primarily of severance payments, employee benefits, and related cash expenses, as well as an approximate $1.5 million non-cash stock-based compensation charge related to the vesting of share-based awards for employees who are terminated. We expect these actions will be substantially complete by the end of the second quarter of 2024. We do not expect to incur any further material charges associated with these specific restructuring plans other than as described above.

Restatement of Previously Issued Financial Statements

In the first quarter of 2023, we began a review of our sales tax positions, and related accounting matters, with the assistance of outside consultants. As a result of the review, we determined during the second quarter of 2023 that sales in certain states were subject to sales tax and that we had not assessed such sales tax on sales of our services to customers. We determined that we did not accrue sales taxes and corrected these misstatements by recording sales tax accruals through general and administrative expense as of the end of each affected period. The original accrual amounts assumed that (i) customers who have not provided certificates or other documentation of exemption from sales tax are taxable, (ii) maximum interest and penalty assessments may be imposed, and (iii) we will not receive waivers of interest and penalties or other benefits under agreements we may obtain with jurisdictions from outreach with voluntarily disclosures. These accrual amounts have been, and will continue to be, adjusted as we enter into voluntary disclosure agreements with the applicable jurisdictions. We will continue to accrue interest on any outstanding liabilities until the voluntary disclosure agreements are settled. The misstatements that appeared in the previously issued financial statements were material, and we also corrected other immaterial errors.

As described in additional detail in the Explanatory Note in our Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K/A”) filed with the SEC on August 14, 2023, we restated our audited consolidated financial statements as of and for the years ended December 31, 2022, 2021 and 2020, as well as the unaudited condensed consolidated quarterly financial information for the quarterly periods in the fiscal years ended December 31, 2022, 2021, and 2020, to reflect the correction of the misstatements and other immaterial adjustments, and to make corresponding disclosures. We also filed an Amendment No. 1 on Form 10-Q/A to amend the Quarterly Report on Form 10-Q for the three months ended March 31, 2023 with the SEC on August 14, 2023, to restate our unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022.

The restated prior-year results are reflected in the consolidated financial results disclosed within this Annual Report on Form 10-K.

Macroeconomic Conditions

As a corporation with a global footprint, we are subject to risks and exposures caused by significant events and their macroeconomic impacts, including, but not limited to, the Russia-Ukraine war, the evolving conflict in Israel and surrounding areas, global geopolitical tension and more recently, inflation and high interest rates, volatility in the capital markets, liquidity concerns at, and failures of, banks and other financial institutions, and related market uncertainty. We continuously monitor the direct and indirect impacts, and the potential for future impacts, of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. While our revenue and earnings have historically been relatively predictable as a result of our subscription-based business model, the potential implications of these macroeconomic events on our business, results of operations and overall financial position, particularly in the long term, introduce additional uncertainty.

Our current and prospective customers and their business spendings are impacted by difficult macroeconomic conditions to varying degrees and as a result, in some cases we are observing deal cycles lengthen for new and existing customers, in part as a result of more stringent approval processes, as well as a significant number of deferred purchasing decisions. We are also experiencing heightened customer churn. These trends have been particularly pronounced for smaller customers and in the life science and provider markets. This churn impacted our revenue growth in 2023, and we expect this will continue to impact our growth in 2024 as we remediate the underlying issues. We are continuing to evaluate these and other past and potential future direct and indirect impacts on our business and results of operations.

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depend on many factors, including the following:

Acquiring New Customers

We plan to continue to organically grow the number of customers that use our platform by increasing demand for our platform and penetrating our addressable market. Our results of operations and growth prospects will depend, in part, on our ability to attract new customers. We intend to drive new customer acquisition with our efficient go-to-market engine by continuing to invest in our sales and marketing efforts and developing new use cases for our platform. Customers generating more than $100,000 in ARR, which we refer to as “Enterprise Customers”, represent the majority of our ARR and are a key focus of our go-to-market programs. As of December 31, 2023, we had 565 Enterprise Customers and approximately 2,900 customers overall, and as of December 31, 2022, we had 537 Enterprise Customers and approximately 3,000 customers overall. While our Enterprise Customer count has grown, our total customer counts decreased slightly in 2023, reflecting the impact of macroeconomic conditions on our prospective and existing customers. We have identified more than 100,000 potential customers across the healthcare ecosystem that we believe could benefit from our platform. Our ability to attract and acquire new customers is dependent on the strength of our platform and effectiveness of our go-to-market strategy, as well as macroeconomic factors and their impact on our potential customers’ business spending.

Expanding Relationships with Existing Customers

We believe there is a significant opportunity to generate additional revenue from our existing customer base of approximately 2,900 as of December 31, 2023.

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

Our progress in expanding usage of our platform with our existing customers is demonstrated by our NDR (see “Key Metrics”). For the year ended December 31, 2023, our NDR for customers generating more than $100,000 in ARR (“Enterprise Customers”) was 96%. As of December 31, 2023, we had 565 Enterprise Customers, which represented approximately 65% of our ARR. Our NDR for all customers over $17,500 ARR was 92%. For the year ended December 31, 2022, our NDR for Enterprise Customers was 110% and our NDR for all customers over $17,500 ARR was 103%. For the year ended December 31, 2021, our NDR for Enterprise Customers was 120% and our NDR for all customers over $17,500 ARR was 111%.

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

Unfavorable macroeconomic challenges are elongating deal cycles as customers implement more stringent approval processes or delay spending decisions, which impacts revenue from our existing customers, including upsells. As previously discussed, we have also experienced a significant number of deferred purchasing decisions and heightened customer churn, particularly in the life science and provider markets. As a result, our total NDR of 91% for the year ended December 31, 2023 has been reduced relative to our total NDR of 102% for the year ended December 31, 2022.

Current Remaining Performance Obligations (“cRPO”)

We monitor current remaining performance obligations as a metric to help us evaluate the health of our business and identify trends affecting our growth. cRPO represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue within the next twelve months. cRPO is not necessarily indicative of future revenue growth. In addition to total contract volume, cRPO is influenced by several factors, including seasonality, disparate contract terms, and the timing of renewals, because renewals tend to be most frequent in the fourth quarter. The value of contracts that included cancellation terms increased significantly in the fourth quarter compared with prior periods. This precludes several millions of dollars of business from being included in the cRPO metric and puts further downward pressure on the cRPO growth rate. Due to these factors, it is important to review cRPO in conjunction with revenue and other financial metrics.

Our cRPO will continue to be impacted by macroeconomic challenges, which have resulted in elongating deal cycles as customers implement more stringent approval processes or push out final decisions to later periods. We have also observed cancellations due to the impacts of such challenges on the financial condition of our customers, particularly in the life science and provider markets. We expect this trend to reduce our revenue growth rate for 2024 relative to 2023.

The following table presents cRPO as of December 31, 2023 and 2022:

(in thousands)	December 31, 2023	December 31, 2022
Current	$187,331	$183,527
Non-current	89,636	93,464
Total	$276,967	$276,991

Impact of Acquisitions

We seek to enhance our platform, data and business through internal development and through acquisitions of and investments in businesses that broaden and strengthen our platform. On January 16, 2024, we completed the purchase of assets comprising the Carevoyance business line of H1 Insights, Inc., a product that helps MedTech customers to improve segmentation, targeting, and prospect engagement. In July 2023, we completed the acquisition of Populi, Inc., a provider-focused data and analytics company that works with healthcare organizations to optimize physician relationships, reduce network leakage, and expand market share. In February 2022, we completed our acquisition of Analytical Wizards Inc., a company that specializes in automating complex analytic models using tools that expedite efficient big data mining through A.I. and M.L. power to uncover deep insights. These acquisitions have strengthened our data platform and our business. Acquisitions can result in transaction costs, amortization expense and other adjustments as purchase accounting requires that all assets acquired and liabilities assumed be recorded at fair value on the acquisition date. See Note 3 in our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Components of our Results of Operations

Revenue

For the year ended December 31, 2023, we derived approximately 97% of our revenue from subscription services and the remainder from professional services. Our subscription services consist primarily of subscription fees for access to our platform and stand-ready support. Our subscription contracts typically have a term ranging from 1 to 3 years and are non-cancellable. We typically bill for services in advance annually, and we typically require payment at the beginning of each annual period. Our subscription revenue is recognized ratably over the contract term. Our professional services revenue typically is derived from non-recurring consulting services which are generally capable of being distinct and can be accounted for as separate performance obligations. Revenue related to these professional services is insignificant and is recognized at a point in time, when the performance obligations under the terms of the contract are satisfied and control has been transferred to the customer.

Because of the macroeconomic challenges described above, we expect a reduction in our revenue growth rate for 2024 relative to 2023.

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

At the beginning of 2023, additional third-party data sources were rolled out to our customers, which resulted in, and is expected to continue to result in, an increase in cost of revenue.

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

While we expect our overall gross profit to increase for 2024 due to anticipated revenue growth, our gross margin is expected to modestly decrease due to the expansion of data sources, as described above, and costs associated with the acquisition of Populi.

Operating Expenses

The most significant component of our operating expenses is personnel costs, which consist of salaries, bonuses, sales commissions, stock-based compensation, and other employee-related benefits. Operating expenses also include non-personnel costs such as facilities, technology, professional fees, and marketing. In light of macroeconomic conditions and their past and potential future impacts on our business, we have made efforts to contain our operating expenses, including implementing restructuring plans. Inflation, and in particular increases to the cost of labor due to cost-of-living increases, have negatively impacted our operating expenses, and we expect this to continue. However, inflation has not materially affected our business to date.

Sales and marketing. Sales and marketing expenses primarily consist of personnel costs such as salaries, bonuses, sales commissions, stock-based compensation, and other employee-related benefits for our sales and marketing teams, as well as non-personnel costs including overhead costs, technology and advertising costs. While we have slowed hiring in response to macroeconomic conditions, and expect to maintain slower levels until macroeconomic conditions improve, we have continued to hire additional sales and marketing personnel, enhance our digital marketing infrastructure and invest in marketing programs targeting our major vertical markets.

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

Transaction, integration and restructuring expenses. Transaction, integration, and restructuring expenses are costs directly associated with various acquisition and integration activities we have undertaken, primarily accounting and legal due diligence, and consulting and advisory fees, as well as expenses related to our restructuring plans committed to in the first and third quarters of 2023 and our office relocations.

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

When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference. The Company performed interim goodwill impairment tests during the third quarter of 2023 and concluded that the carrying value of the single reporting unit exceeded its fair value and, accordingly, recorded a $287.4 million non-cash goodwill impairment charge for the year ended December 31, 2023.

Other Income, Net

Interest expense consists of interest expense on our debt obligations and the amortization of debt discounts and debt issuance costs.

Interest income consists of earnings resulting from our short-term investments.

Other income, net consists primarily of the revaluation of tax receivable agreement liabilities and realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency. Significant changes in the projected liability resulting from the tax receivable agreement may occur based on changes in anticipated future taxable income, changes in applicable tax rates, or other changes in tax attributes that may occur and could affect the expected future tax benefits to be received by us. We do not have significant exposure to foreign exchange volatility and do not anticipate foreign currency transaction gains or losses to materially impact our results of operations.

Results of Operations

The discussion of our consolidated results of operations includes year-over-year comparisons of 2023 results compared to those in 2022. For a discussion of the 2022 results compared to those in 2021, see the discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K/A, which is incorporated by reference herein.

The following table sets forth a summary of our consolidated statements of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenue	$251,415	$222,653	$166,154
Cost of revenue:
Cost of revenue	34,740	25,866	19,421
Amortization	12,742	16,759	21,268
Total cost of revenue	47,482	42,625	40,689
Gross profit	203,933	180,028	125,465
Operating expenses:
Sales and marketing	94,534	89,585	56,387
Product development	42,441	34,890	18,565
General and administrative	58,861	51,561	32,864
Depreciation and amortization	39,008	40,145	38,679
Transaction, integration and restructuring expenses	11,489	7,890	6,287
Goodwill impairment	287,400	—	—
Total operating expenses	533,733	224,071	152,782
Loss from operations	(329,800)	(44,043)	(27,317)
Total other income (expense), net	21,620	2,166	(35,450)
Loss before income taxes	(308,180)	(41,877)	(62,767)
Benefit from income taxes	18,553	17,698	443
Net loss	(289,627)	(24,179)	(62,324)
Less: Net loss attributable to Definitive OpCo prior to the Reorganization Transactions	-	-	(34,068)
Less: Net loss attributable to noncontrolling interests	(87,239)	(16,957)	(10,416)
Net loss attributable to Definitive Healthcare Corp.	$(202,388)	$(7,222)	$(17,840)

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

Revenue

Revenue increased $28.8 million, or 13%, for the year ended December 31, 2023 compared with the same period in the prior year, resulting from higher subscription revenue of $26.0 million and higher professional service revenue of $2.7 million. Increases were primarily driven by the organic addition of new customers in the amount of $12.9 million, the acquisition of Populi in the amount of $4.9 million, and a $11.0 million net increase in revenue from customers that existed as of the end of the comparable prior-year period.

Cost of Revenue

Cost of revenue increased $4.9 million, or 11%, for the year ended December 31, 2023 compared with the same period in the prior year. This increase was driven primarily by a $7.9 million increase in hosting fees and data subscription costs as a result of expanded customer usage of our platform, the rollout of additional third-party data sources to our customers at the beginning of 2023, and the Populi acquisition, along with an increase of $0.8 million in employee and other costs driven primarily by the expansion of customer support and professional service roles that support our revenue growth. These increases were partially offset by a net $4.0 million reduction in amortization, primarily due to a substantial acquired data asset reaching the end of its economic life in July 2022, partially offset by the amortization of new data assets commencing in 2023.

Operating Expenses

Operating expenses, which include a goodwill impairment charge of $287.4 million recorded during the third quarter of 2023 (refer to Note 9. Goodwill and Intangible Assets in the accompanying consolidated financial statements for further details), increased $309.7 million, or 138%, for the year ended December 31, 2023 compared with the same period in the prior year. Excluding the goodwill impairment charge, the net increase to operating expenses was primarily due to:

•
An increase in sales and marketing expense of $4.9 million for the year ended December 31, 2023, primarily due to increased personnel costs resulting from additional hiring and compensation driven by increased sales volume, partially offset by a decrease in stock-based compensation expense primarily due to key role transitions occurring during the comparable prior year period;
•
An increase in product development expense of $7.6 million for the year ended December 31, 2023, primarily due to increased personnel costs, including stock-based compensation expense from new equity grants, resulting from additional hiring and the acquisition of Populi;
•
An increase in general and administrative expense of $7.3 million for the year ended December 31, 2023, primarily due to increased stock-based compensation expense resulting from new equity grants in the current year and key role transitions occurring during the comparable prior year period, increased professional service fees resulting from the filing delay and restatement of our previously issued financial statements and for strategic consulting services associated with commercial and operational reorganization initiatives, along with increased legal costs. These increases were partially offset by savings resulting from lower franchise taxes and relief from sales tax exposure, including penalties and interest, resulting from voluntary disclosure agreements, new insurance policies, and lower rent expense due to the exit of certain office facilities;
•
A decrease in depreciation and amortization expense of $1.1 million for the year ended December 31, 2023, primarily due to the full amortization of a significant database intangible asset during the comparable prior year period; and
•
An increase in transaction, integration and restructuring expenses of $3.6 million for the year ended December 31, 2023, due primarily to costs associated with restructuring plans announced in the first and third quarters of 2023 and the acquisition of Populi. These expenses were partially offset by a decrease in expenses resulting from a go-to-market integration project conducted in the third quarter of 2022 that did not repeat in 2023.

Other Income, Net

Total other income, net was $21.6 million for the year ended December 31, 2023 compared to total other income, net of $2.2 million in the same period in the prior year. The overall increase was primarily attributed to a $13.8 million increase in the TRA liability remeasurement gain driven by future realizability of tax attributes payable under the TRA and the impact of the goodwill impairment on the TRA and a $10.9 million increase in interest income earned from our short-term investments, partially offset by a $1.2 million change in foreign currency gains and losses and a $4.0 million increase in interest expense due to high interest rates from our debt obligations.

Benefit From Income Taxes

Benefit from income taxes for the year ended December 31, 2023 was $18.6 million compared to $17.7 million in the same period in the prior year. The overall increase was primarily driven by increased losses of the partnership allocated to the Company.

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

Adjusted Gross Profit and Adjusted Gross Margin

We define Adjusted Gross Profit as Gross Profit, excluding acquisition-related depreciation and amortization, and equity-based compensation costs. We exclude acquisition-related depreciation and amortization expenses as they have no direct correlation to the cost of operating our business on an ongoing basis. A small portion of equity-based compensation is included in cost of revenue in accordance with U.S. GAAP, but is excluded from our Adjusted Gross Profit calculations due to its non-cash nature. Gross Margin is defined as Gross Profit as a percentage of revenue and Adjusted Gross Margin is defined as Adjusted Gross Profit as a percentage of revenue. These are key metrics used by management and our board of directors to assess our operations.

The following table presents a reconciliation of gross profit and gross margin to adjusted gross profit and adjusted gross margin for the periods presented:

	Year Ended December 31,
	2023		2022		2021
(in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Reported gross profit and margin	$203,933	81%	$180,028	81%	$125,465	76%
Amortization of intangible assets resulting from acquisition-related purchase accounting adjustments (a)	9,044	4%	15,715	7%	20,220	12%
Equity-based compensation costs	1,097	0%	942	0%	277	0%
Adjusted gross profit and margin	$214,074	85%	$196,685	88%	$145,962	88%
(a)
Amortization of intangible assets resulting from purchase accounting adjustments represents non-cash amortization of acquired intangibles, primarily resulting from the Advent Acquisition.

Adjusted EBITDA and Adjusted EBITDA Margin

We present “Adjusted EBITDA” as a measure of our operating performance. EBITDA is defined as earnings before (i) debt-related costs, including interest expense and loss from extinguishment of debt, (ii) interest income, (iii) income taxes, and (iv) depreciation and amortization. Management further adjusts EBITDA in its presentation of Adjusted EBITDA to exclude (i) other (income) expense, (ii) equity-based compensation, (iii) acquisition, integration, and restructuring expenses, (iv) goodwill impairments, and (v) other non-core items. We exclude these items because they are by nature non-cash, non-recurring, and/or unrelated to our core operations, and therefore we do not believe them to be representative of ongoing operational performance. Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of revenue. Adjusted EBITDA and Adjusted EBITDA Margin are key metrics used by management and our board of directors to assess the profitability of our operations. We believe these metrics provide useful measures to investors to assess our operating performance and in measuring the profitability of our operations on a consolidated level.

The following table presents a reconciliation of net loss and margin to adjusted EBITDA and adjusted EBITDA margin for the periods presented:

	Year Ended December 31,
	2023		2022		2021
(in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net loss and margin	$(289,627)	(115)%	$(24,179)	(11)%	$(62,324)	(38)%
Interest expense, net	1,559	1%	8,413	4%	25,871	16%
Income tax benefit	(18,553)	(7)%	(17,698)	(8)%	(443)	(0)%
Loss from extinguishment of debt	—	0%	—	0%	9,873	6%
Depreciation & amortization	51,750	21%	56,904	26%	59,947	36%
EBITDA and margin	(254,871)	(101)%	23,440	11%	32,924	20%
Other income, net (a)	(23,179)	(9)%	(10,579)	(5)%	(294)	(0)%
Equity-based compensation (b)	48,739	19%	36,434	16%	9,957	6%
Transaction, integration and restructuring expenses (c )	11,489	5%	7,890	4%	6,287	4%
Goodwill impairment (d)	287,400	114%	—	0%	—	0%
Other non-core items (e)	4,875	2%	6,561	3%	7,116	4%
Adjusted EBITDA and margin	$74,453	30%	$63,746	29%	$55,990	34%
(a)
Primarily represents foreign exchange and TRA liability remeasurement gains and losses.
(b)
Equity-based compensation represents non-cash compensation expense recognized in association with equity awards made to employees and directors.
(c)
Transaction and integration expenses primarily represent legal, accounting, and consulting expenses and fair value adjustments for contingent consideration related to our acquisitions. Restructuring expenses relate to our restructuring plans committed to in the first and third quarters of 2023 and impairment and restructuring charges related to office closures and relocations.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Merger and acquisition due diligence and transaction costs	$5,419	$1,580	$2,496
Integration costs	934	3,765	27
Fair value adjustment for contingent consideration	302	1,250	3,764
Restructuring charges for severance and other separation costs	4,679	—	—
Office closure and relocation restructuring charges and impairments	155	1,295	—
Total transaction, integration and restructuring expense	$11,489	$7,890	$6,287

(d)
Goodwill impairment represents a non-cash, pretax, goodwill impairment charge of $287.4 million recorded during the quarter ended September 30, 2023. We experienced a sustained decline in our stock price and market capitalization, which represented a triggering event and required us to perform a goodwill impairment test as of September 30, 2023. As a result of our quantitative impairment test, we determined that the fair value of our single reporting unit was lower than its carrying value and, accordingly, recorded this impairment charge.
(e)
Other non-core items represent expenses driven by events that are typically by nature one-time, non-operational, and/or unrelated to our core operations. These expenses are comprised of non-core legal and regulatory costs isolated to unique and extraordinary litigation, legal and regulatory matters that are not considered normal and recurring business activity including sales tax accrual charges inclusive of penalties and interest for sales taxes that we may have been required to collect from customers in 2023 and certain previous years, professional fees related to the filing delay and restatement of our previously issued financial statements filed concurrently with our Quarterly Report on Form 10-Q for the second quarter of 2023, and other non-recurring legal and regulatory matters. Other non-core items also include non-recurring strategic consulting fees associated with a strategic initiative to restructure and transform the Company through commercial and operational reorganization that right sizes the organization as well as professional fees related to financing, capital structure changes, and other non-recurring set-up costs related to public company operations.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Non-core legal and regulatory	$2,370	$3,696	$2,770
Consulting fees for non-recurring strategic restructuring	1,977	-	-
Professional fees for set-up of Up-C, TRA, tax and public company infrastructure	—	2,467	4,075
Other non-core expenses	528	398	271
Total other non-core items	$4,875	$6,561	$7,116

Liquidity and Capital Resources

Overview

As of December 31, 2023, we had $131.0 million of cash and cash equivalents, $177.1 million of short-term investments and $74.4 million available under our revolving credit facility. Our principal sources of liquidity are cash and cash equivalents and short-term investments on hand, primarily from our IPO and follow-on offering, as well as the cash flows we generate from operations. Our principal uses of liquidity have been, and are expected to continue to be, primarily for investment in long-term growth of the business through capital expenditures and acquisitions, as well as debt services (see Note 10. Long-Term Debt in the accompanying consolidated financial statements for further details) and distributions to members of Definitive OpCo.

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

Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. See the “Risk Factors” section within this Annual Report and the factors described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Macroeconomic conditions, including inflation and a potential recession, could increase our anticipated funding requirements. In the event we need to seek additional funding, high interest rates, stock market volatility, or other unfavorable macroeconomic conditions may also prevent us from obtaining additional financing on favorable terms or at all. Additionally, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages that could impact us and our customers, and materially harm our business and financial condition. Our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds could be threatened and our ability to raise additional capital could be substantially impaired, any of which could materially and adversely affect our business and financial condition. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. In addition, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell or issue additional equity to finance such acquisitions, which could possibly result in additional expenses or dilution.

Impact of Inflation

While inflation and increases to the cost of and competition for labor have negatively impacted and continue to negatively impact our operating expenses, we do not believe inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset higher costs through price increases and our inability or failure to do so could potentially harm our business, financial condition, and results of operations.

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

Cash Flows

The discussion of our cash flows includes a year-over-year comparison of 2023 cash flows to those in 2022. For a discussion of our 2022 cash flows compared to 2021 cash flows, see the discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K/A, which is incorporated by reference herein.

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash provided by (used in):
Operating activities	$41,190	$35,579	$25,212
Investing activities	(31,782)	(248,903)	(46,731)
Financing activities	(25,584)	(26,696)	384,372
Change in cash and cash equivalents (excluding effect of exchange rate changes)	$(16,176)	$(240,020)	$362,853

Cash Flows provided by Operating Activities

Net cash provided by operating activities was $41.2 million during the year ended December 31, 2023, primarily as a result of a net loss of $289.6 million and a $30.4 million net decrease in our operating assets and liabilities, offset by non-cash charges of $361.2 million. The non-cash charges were primarily comprised of a $287.4 million goodwill impairment charge recorded during the third quarter of 2023, amortization of intangible assets of $49.8 million, equity compensation costs of $48.7 million, and a gain on remeasurement of the TRA of $23.5 million. The net decrease in operating assets and liabilities of $30.4 million for the year ended December 31, 2023 was primarily driven by an increase in deferred contract costs of $18.8 million, an increase in prepaid expenses and other assets of $7.2 million, and a decrease in deferred revenue of $6.6 million due to the timing of billings and cash received in advance of revenue recognition for subscription services. These factors were partially offset by cash inflows resulting from an increase in accounts payable, accrued expenses, and other liabilities, collectively, of $1.3 million and a decrease in accounts receivable of $0.8 million.

Cash Flows used in Investing Activities

Cash used in investing activities during the year ended December 31, 2023 was $31.8 million, driven primarily by $259.2 million in purchases of short-term investments and $45.0 million in cash paid for the acquisition of Populi, net of cash acquired, partially offset by $275.4 million in maturities of short-term investments.

Cash Flows used in Financing Activities

Cash used in financing activities during the year ended December 31, 2023 was $25.6 million, primarily driven by $12.3 million in tax distribution payments to noncontrolling interest members, repayments of the 2021 Term Loan (as defined below) of $8.6 million, and taxes paid related to the net share settlement of equity awards of $4.4 million.

Refer to Debt Obligations for additional information related to our debt obligations.

Debt Obligations

On September 17, 2021, DH Holdings entered into the 2021 Credit Agreement, providing for (i) a $275.0 million term loan A facility (the “2021 Term Loan”) and (ii) a $75.0 million revolving credit facility (the “2021 Revolving Line of Credit” and together with the 2021 Term Loan, collectively, the “2021 Credit Facilities”). The 2021 Credit Facilities thereunder are guaranteed by all of DH Holdings’ wholly owned domestic restricted subsidiaries and AIDH Buyer, the direct parent company of DH Holdings, in each case, subject to customary exceptions, and are secured by a lien on substantially all of the assets of DH Holdings and such guarantors, including a pledge of the equity of DH Holdings, in each case, subject to customary exceptions.

The 2021 Term Loan is for $275.0 million and has a maturity date of September 17, 2026. The 2021 Term Loan was recorded net of $3.5 million in issuance costs. The issuance costs are amortized to interest expense over the term of the 2021 Term Loan using the effective interest method.

The 2021 Term Loan is subject to annual amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on the Initial Amortization Date, equal to approximately 2.5% per annum of the principal amount of the term loans in the first year and second year after the Initial Amortization Date and approximately 5.0% per annum of the principal amount of the term loans in the third year, fourth year, and fifth year after the Initial Amortization Date. A balloon payment of approximately $220.0 million will be due at the maturity of the 2021 Term Loan. There was $257.8 million outstanding on the 2021 Term Loan at December 31, 2023.

The 2021 Revolving Line of Credit is committed for $75.0 million and has a maturity date of September 17, 2026. There was no outstanding balance on the 2021 Revolving Line of Credit as of December 31, 2023 and 2022. During the quarter ended December 31, 2023, the lessor of the Company’s corporate headquarters transitioned from one entity to another. As a result, in lieu of a security deposit, the Company provided a standby letter of credit of $0.6 million, which reduces the amount available under our revolving credit facility to $74.4 million.

On October 31, 2022, the Company amended the 2021 Credit Agreement to replace the LIBO rate with Term SOFR plus an applicable rate.

The 2021 Credit Agreement includes certain customary financial covenants, and the Company was compliant with its financial covenants under the 2021 Credit Agreement as of December 31, 2023.

Financing Obligations

Financing obligations generally include repayment of principal amounts of our term loan (as detailed above in “Debt Obligations”), lease payments and purchase obligations. The leases relate to office facilities and expire at various times through 2029. The lease obligations include $2.7 million to be paid in 2024 and $10.2 million thereafter. Refer to Note 5. Leases within the accompanying consolidated financial statements for further information. Estimated purchase commitments, which currently run through 2026, are $17.6 million in 2024 and $15.9 million thereafter. Refer to Note 14. Commitments and Contingencies within the accompanying consolidated financial statements for further information.

Tax Receivable Agreement (“TRA”)

In connection with the Reorganization Transactions and the IPO, the Company entered into the TRA with certain of our pre- IPO holders of LLC Units and the former shareholders of certain Blocker Companies. The TRA provides for the payment by Definitive Healthcare Corp. of 85.0% of the amount of any tax benefits that it actually realizes, or in some cases is deemed to realize, as a result of (i) certain tax attributes that it acquired from the Blocker Companies in the Reorganization Transactions (including net operating losses and the unamortized portion of the increase in tax basis in the tangible and intangible assets of Definitive OpCo and its subsidiaries resulting from the prior acquisitions of interests in Definitive OpCo by the Blocker Companies), (ii) certain tax basis adjustments resulting from the acquisition of LLC Units by Definitive Healthcare Corp and (iii) certain payments made under the TRA.

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

Capital Expenditures

Capital expenditures decreased by $5.3 million to $3.0 million for the year ended December 31, 2023 compared to $8.3 million for the same period in the prior year, primarily driven by lower spend on historical data purchases in the current year compared with the comparable prior year period.

Off-Balance Sheet Arrangements

As a requirement of our lease agreement for our corporate headquarters, in lieu of a security deposit, we provided a standby letter of credit of $0.6 million, which is effective through March 2038.

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

While our significant accounting policies are discussed more fully in Note 2. Summary of Significant Accounting Policies in the accompanying consolidated financial statements, the following topics pertain to accounting policies we believe are most critical to the preparation of our financial statements and that require our more significant, difficult, subjective or complex judgments or estimates. Other companies in similar businesses may use different estimation policies and methodologies, which may affect the comparability of our financial statements, financial condition, results of operations and cash flows to those of other companies.

Revenue Recognition

We derive our revenue primarily from subscription license fees charged for access to our database platform, and professional services. The customer arrangements include a promise to allow customers to access a subscription license to the database platform which is hosted by us over the contract period, without allowing the customer to take possession of the subscription license or transfer hosting to a third party.

We recognize revenue in accordance with ASC 606–Revenue from Contracts with Customers, which provides a five-step model for recognizing revenue from contracts with customers. Revenue is recognized upon transfer of control of promised services to customers in an amount that reflects the consideration we expect to receive in exchange for those services.

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

When a contract contains multiple performance obligations, the contract transaction price is allocated on a relative standalone selling price (“SSP”) basis to each performance obligation. We typically determine SSP based on observable selling prices of our products and services. In instances where SSP is not directly observable, SSP is determined using information that may include market conditions and other observable inputs, or by using the residual approach.

We account for an arrangement when it has approval and commitment from both parties, the rights are identified, the contract has commercial substance, and collectability of consideration is probable. We generally obtain written purchase contracts from our customers for a specified service at a specified price, with a specified term, which constitutes an arrangement. Revenue is recognized at the amount expected to be collected, net of any taxes collected from customers, which are subsequently remitted to governmental authorities. The timing of revenue recognition may not align with the right to invoice the customer, but we have determined that in such cases, a significant financing component generally does not exist. We have elected the practical expedient that permits an entity not to recognize a significant financing component if the time between the transfer of a good or service and payment is one year or less. Payment terms on invoiced amounts are typically 30 days. We do not offer rights of return for our products and services in the normal course of business, and contracts generally do not include customer acceptance clauses.

Our arrangements typically do not contain variable consideration. However, certain contracts with customers may include service level agreements that entitle the customer to receive service credits, and in certain cases, service refunds, when defined service levels are not met. These arrangements represent a form of variable consideration, which is considered in the calculation of the transaction price. We estimate the amount of variable consideration at the expected value based on our assessment of legal enforceability, anticipated performance, and a review of specific transactions, historical experience, and market and economic conditions. We historically have not experienced any significant incidents that affected the defined levels of reliability and performance as required by the contracts.

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

Derivative Instruments and Hedging Activities

We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or we elect not to apply hedge accounting. We measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

A reporting unit is an operating segment or a component of an operating segment. We first assess qualitative and quantitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, or we may elect to bypass such assessment. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value, or if we elect to bypass the qualitative assessment, our management will perform a quantitative test by determining the fair value of the reporting unit. The estimated fair value of the reporting unit is based on a combination of an income and market approach. The income approach utilizes a projected discounted cash flow model that includes significant assumptions and estimates, including the discount rate, growth rate, and future financial performance. The market approach utilizes our market capitalization plus an appropriate control premium. Market capitalization is determined by multiplying the number of shares of Class A Common Stock outstanding by the market price of our Class A Common Stock. The control premium is determined by utilizing data from publicly available premium studies for similarly situated public company transactions. If the carrying value of the reporting unit exceeds the fair value, then a goodwill impairment loss is recognized for the difference. We perform our annual impairment assessment in the first month of the fourth quarter of each calendar year.

Definite-lived intangible assets are amortized over their estimated useful lives, which represent the period over which we expect to realize economic value from the acquired asset(s), using the economic consumption method if anticipated future revenues can be reasonably estimated. The straight-line method is used when future revenues cannot be reasonably estimated. The following provides a summary of the estimated useful lives by category of asset.

Customer relationships	14 – 20 years
Technology	6 – 8 years
Tradenames / trademark	5 – 19 years
Data	3 years

During the quarter ended September 30, 2023, we experienced a sustained decline in our stock price and market capitalization, which represented a triggering event and required us to perform a goodwill impairment test as of September 30, 2023. As a result of our quantitative impairment test, we determined that the fair value of our single reporting unit was lower than its carrying value and, accordingly, recorded a non-cash, pretax, goodwill impairment charge of $287.4 million. The goodwill impairment charge did not affect our liquidity or the financial covenants in our outstanding debt agreement.

During the quarter ended December 31, 2023, we performed a quantitative assessment and concluded that the fair value of our single reporting unit exceeded its carrying value as of December 31, 2023. We will continue to monitor for potential impairment should impairment indicators arise. Refer to Note 9. Goodwill and Intangible Assets in the accompanying consolidated financial statements for further details.

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

Accounting for Income Taxes

Definitive OpCo is taxed as a partnership. For federal and state income tax purposes, income, losses, and other tax attributes not generated by AW and its wholly owned U.S. and foreign subsidiaries generally pass through to the Definitive OpCo members’ individual income tax returns. Additionally, Definitive OpCo may be subject to certain taxes on behalf of its members in certain states.

AW and its wholly-owned U.S. and foreign subsidiaries are taxed as corporations. Accordingly, AW accounts for income taxes by recognizing tax assets and liabilities for the cumulative effect of all the temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred taxes for AW are determined using enacted federal, state, or foreign income tax rates in effect in the year in which the differences are expected to reverse.

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

In assessing the realizability of deferred tax assets of the Company and its subsidiaries, management considers the weight of available evidence and whether it is more likely than not that some or all of the deferred tax assets will be realized; when necessary, a valuation allowance is established.

Under the provisions of ASC 740—Income Taxes, as it relates to accounting for uncertainties in tax positions, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the tax years ended December 31, 2023, 2022, and 2021, we did not have any uncertain tax positions.

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

Interest Rate Risk

Our cash, cash equivalents and short-term investments primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities and commercial paper. As of December 31, 2023 we had cash and cash equivalents of $131.0 million and short-term investments of $177.1 million.

Our operating results are subject to market risk from interest rate fluctuations on our 2021 Term Loan, which bears a variable interest rate based on the SOFR Rate or a Base Rate plus an applicable margin. In order to reduce the interest rate risk on our debt, we have entered into an interest rate swap agreement on a portion of our borrowings. As of December 31, 2023, the total principal balance outstanding was $257.8 million. Excluding the effect of the interest rate swap agreement, a hypothetical 1.0% increase or decrease in the interest rate associated with borrowings under the 2021 Credit Agreement would result in an approximately $2.6 million impact to interest expense on an annual basis.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, our management carried out an evaluation, under the supervision and participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on our management’s evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2023 as a result of the material weakness discussed below. Notwithstanding this material weakness, our management concluded that our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Management's Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financing reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Under the supervision and participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our management identified control deficiencies, as previously disclosed, that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting and has concluded that our internal control over financial reporting was not effective as of December 31, 2023.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in the design of our controls over the collection and remittance of sales taxes, as well as the accurate recording of our sales tax obligations in the financial statements. This material weakness remains unremediated as of December 31, 2023.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report and issued its report, which is included herein, stating that the Company's internal controls over financial reporting were not effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address Material Weakness

In response to the identified material weakness, management, with the oversight of the Audit Committee of the Board of Directors, has designed and implemented measures to improve our internal control over financial reporting and remediate the material weakness. Our efforts include a number of actions:

•
We immediately engaged additional third-party tax experts to assist in the review of the classification for sales tax purposes of our existing products and services;
•
We have designed and implemented additional sales tax nexus reviews, including controls over the monitoring of changes in our products and service offerings and identification of new and/or enhanced products and services, to put in place effective review controls over the classification of products and services for sales tax purposes; and
•
We have designed and implemented controls over the collection, control, and subsequent monitoring of applicable documentation of exempt status from customers in affected jurisdictions.

Our management believes that the measures described above will remediate the material weakness and strengthen our overall internal control over financial reporting. The material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Definitive Healthcare Corp. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: The Company did not have appropriately designed controls over the collection, remittance and accurate recording of sales tax obligations in the financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2023, of the Company, and this report does not affect our report on such financial statements.

/s/Deloitte & Touche LLP

Boston, Massachusetts
February 28, 2024

Item 9B. Other Information.

Trading Arrangements

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

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

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

10.8

Nominating Agreement, dated September 17, 2021, between the Company and Jason Krantz (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40815) filed with the SEC on November 8, 2021).

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

10.17†

Form of Executive Performance-Based Restricted Stock Unit Award Agreement under Definitive Healthcare Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-40815) filed with the SEC on February 27, 2023).

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
10.20

Form of Executive Officer and Director Indemnification Agreement for Definitive Healthcare Corp. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-258990) filed with the SEC on August 20, 2021).

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

10.23†

Separation Agreement, dated as of October 2, 2023, by and between Definitive Healthcare, LLC and Joseph Mirisola (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on October 5, 2023).

10.24†

Executive Chairman Agreement, dated as of May 4, 2022, by and among Definitive Healthcare, LLC, Definitive Healthcare Corp. and Jason Krantz (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on May 5, 2022).

10.25†

Amendment to Executive Chairman Agreement and Employment Agreement of Jason Krantz, dated as of February 16, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-40815) filed with the SEC on February 23, 2023).

10.26†

Offer Letter to Kate Shamsuddin Jensen, dated February 3, 2015 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 001-40815) filed with the SEC on February 27, 2023).

10.27†

Employment Agreement, dated as of September 22, 2022, by and between Definitive Healthcare, LLC and Jonathan Maack (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on November 3, 2022).

10.28†

Definitive Healthcare Corp. Severance Plan for Executives (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on November 21, 2023).

10.29†

Definitive Healthcare Corp. Change in Control Severance Plan for Executives (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K (File No. 001-40815) filed with the SEC on February 27, 2023).

10.30†	The Definitive Healthcare Corp. 2023 Inducement Plan (incorporated by reference to Exhibit 99.1 to the Company’s S-8 (File No. 333-274370) filed with the SEC on September 6, 2023).
10.31†	Form of RSU Award Agreement under 2023 Inducement Plan (incorporated by reference to Exhibit 99.2 to the Company’s S-8 (File No. 333-274370) filed with the SEC on September 6, 2023).

10.32†	Form of PSU Award Agreement under 2023 Inducement Plan (incorporated by reference to Exhibit 99.3 to the Company’s S-8 (File No. 333-274370) filed with the SEC on September 6, 2023).
10.33†

Employment Agreement, dated October 2, 2023, between Carrie Lazorchak and Definitive Healthcare Corp. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-40815) filed with the SEC on November 2, 2023).

10.34†

Separation Agreement and Release of Claims, dated as of January 12, 2024, by and between Definitive Healthcare Corp. and Robert Musslewhite (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on January 16, 2024).

10.35†

The Definitive Healthcare Corp. Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-40815) filed with the SEC on August 14, 2023).

21.1	List of subsidiaries.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
97.1	Definitive Healthcare Corp. Incentive Compensation Recoupment Policy.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

* The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Definitive Healthcare Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

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

Definitive Healthcare Corp.

Date: February 28, 2024	By:	/s/ Jason Krantz
Jason Krantz
Executive Chairman and Interim Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Jason Krantz and Richard Booth, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jason Krantz	Executive Chairman and Interim Chief Executive Officer (Principal Executive Officer)	February 28, 2024
Jason Krantz

/s/ Richard Booth	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	February 28, 2024
Richard Booth

/s/ Sastry Chilukuri	Director	February 28, 2024
Sastry Chilukuri

/s/ Chris Egan	Director	February 28, 2024
Chris Egan

/s/ Samuel A. Hamood	Director	February 28, 2024
Samuel A. Hamood

/s/ Jeff Haywood	Director	February 28, 2024
Jeff Haywood

/s/ Jill Larsen	Director	February 28, 2024
Jill Larsen

/s/ Scott Stephenson	Director	February 28, 2024
Scott Stephenson

/s/ Kathleen A. Winters	Director	February 28, 2024
Kathleen A. Winters

/s/ Lauren Young	Director	February 28, 2024
Lauren Young

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Definitive Healthcare Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Definitive Healthcare Corp. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in members’ equity and total equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

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

Goodwill Impairment — Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description

The Company's evaluation of goodwill for impairment involves the comparison of the fair value of its one reporting unit to its carrying value. The Company determines the fair value of its reporting unit using income and market approaches. The determination of the fair value using an income approach involved the use of a projected discounted cash flow model that requires management to make significant estimates and assumptions, including the discount rate and forecasts of future revenues and cash flows, among others. The determination of the fair value using the market approach required management to make a significant assumption to determine the estimated control premium. As of September 30, 2023, the Company recorded a goodwill impairment charge of $287.4 million as it was determined that the fair value of its one reporting unit was less than its carrying value. As of December 31, 2023, the goodwill balance was $1,075 million, and as the fair value of the Company’s one reporting unit exceeded its carrying value as of December 31, 2023, no additional impairment was recognized.

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

Income Tax Structure — Refer to Notes 2 and 19 to the financial statements

Critical Audit Matter Description

On September 17, 2021, the Company completed its initial public offering in a series of transaction steps, which resulted in Definitive Healthcare Corp owning a majority of AIDH TopCo, LLC. Definitive Healthcare Corp is a C-corporation holding company owning a partnership interest in AIDH TopCo, LLC, commonly referred to as an Up-C structure. In connection with the initial public offering, the Company entered into a Tax Receivable Agreement (“TRA”) and recorded a liability under the TRA. The balance of the TRA liability on December 31, 2023 was $147.1 million. Under the TRA, the Company generally will be required to pay certain pre-IPO owners 85% of the amount of cash savings, if any, related to any U.S. federal, state, or local taxes that the Company actually realizes. The payments related to the initial and subsequent exchanges are treated as additional consideration paid, which in turn increases the tax basis of the Company’s investment in the Partnership. Most of this additional tax basis is amortizable under requisite sections of the Internal Revenue Code and therefore subject to the TRA.

The amounts payable, as well as the timing of such payments, under the TRA are dependent upon significant future events and assumptions, including among others: (i) the amount and timing of exchanges, (ii) the characterization of the tax basis step-up, (iii) the depreciation and amortization periods that apply to the increase in tax basis, (iv) the amount and timing of taxable income the Company generates in the future, (v) the Company’s state tax footprint in the years in which any benefits are generated and/or realized, and (vi) the U.S. federal and state income tax rates then applicable.

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
February 28, 2024

We have served as the Company’s auditor since 2020.

DEFINITIVE HEALTHCARE CORP.

Consolidated Balance Sheets

(in thousands, except number of shares and par value)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	130,976	146,934
Short-term investments	177,092	184,939
Accounts receivable, net	59,249	58,799
Prepaid expenses and other assets	13,120	12,686
Deferred contract costs	13,490	10,387
Total current assets	393,927	413,745
Property and equipment, net	4,471	4,464
Operating lease right-of-use assets, net	9,594	9,681
Other assets	2,388	4,683
Deferred contract costs, net of current portion	17,320	14,596
Intangible assets, net	323,121	350,722
Goodwill	1,075,080	1,324,733
Total assets	$1,825,901	$2,122,624
Liabilities and Equity
Current liabilities:
Accounts payable	5,787	3,948
Accrued expenses and other liabilities	51,529	26,855
Deferred revenue	97,377	99,692
Term loan	13,750	8,594
Operating lease liabilities	2,239	1,521
Total current liabilities	170,682	140,610
Long-term liabilities:
Deferred revenue	9	236
Term loan	242,567	255,765
Operating lease liabilities	9,372	9,969
Tax receivable agreements liability	127,000	155,111
Deferred tax liabilities	67,163	75,737
Other liabilities	9,934	3,251
Total liabilities	626,727	640,679
Commitments and Contingencies (Note 14)
Equity:
Class A Common Stock, par value $0.001, 600,000,000 shares authorized, 116,562,252 and 105,138,273 shares issued and outstanding at December 31, 2023 and 2022, respectively	117	105
Class B Common Stock, par value $0.00001, 65,000,000 shares authorized, 39,762,700 and 39,168,047 shares issued and outstanding, respectively, at December 31, 2023, and 50,433,101 and 48,923,952 shares issued and outstanding, respectively, at December 31, 2022	—	—
Additional paid-in capital	1,086,581	970,207
Accumulated other comprehensive income	2,109	3,668
Accumulated deficit	(227,450)	(25,062)
Noncontrolling interests	337,817	533,027
Total equity	1,199,174	1,481,945
Total liabilities and equity	$1,825,901	$2,122,624

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share amounts and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$251,415	$222,653	$166,154
Cost of revenue:
Cost of revenue exclusive of amortization	34,740	25,866	19,421
Amortization	12,742	16,759	21,268
Gross profit	203,933	180,028	125,465
Operating expenses:
Sales and marketing	94,534	89,585	56,387
Product development	42,441	34,890	18,565
General and administrative	58,861	51,561	32,864
Depreciation and amortization	39,008	40,145	38,679
Transaction, integration, and restructuring expenses	11,489	7,890	6,287
Goodwill impairment	287,400	—	—
Total operating expenses	533,733	224,071	152,782
Loss from operations	(329,800)	(44,043)	(27,317)
Other income (expense), net:
Interest income	13,644	2,787	29
Interest expense	(15,203)	(11,200)	(25,900)
Other income, net	23,179	10,579	294
Loss on extinguishment of debt	—	—	(9,873)
Total other income (expense), net	21,620	2,166	(35,450)
Loss before income taxes	(308,180)	(41,877)	(62,767)
Benefit from income taxes	18,553	17,698	443
Net loss	(289,627)	(24,179)	(62,324)
Less: Net loss attributable to Definitive OpCo prior to the Reorganization Transactions	-	-	(34,068)
Less: Net loss attributable to noncontrolling interests	(87,239)	(16,957)	(10,416)
Net loss attributable to Definitive Healthcare Corp.	$(202,388)	$(7,222)	$(17,840)
Net loss per share of Class A Common Stock:
Basic and diluted	$(1.79)	$(0.07)	$(0.19)
Weighted average Common Stock outstanding:
Basic and diluted (1)	112,764,537	101,114,105	91,916,151

(1) Basic and diluted net loss per share of Class A Common Stock is applicable only for the years ended December 31, 2023 and 2022 and for the period from September 15, 2021 through December 31, 2021, which is the period following the IPO and related Reorganization Transactions. See Note 20 for the number of shares used in the computation of net loss per share of Class A Common Stock and the basis for the computation of net loss per share.

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(289,627)	$(24,179)	$(62,324)
Other comprehensive income (loss):
Foreign currency translation adjustments	171	(832)	193
Unrealized gain (loss) on available-for-sale securities	291	(224)	—
Unrealized (loss) gain on interest rate hedging instruments	(2,617)	6,550	—
Comprehensive loss	(291,782)	(18,685)	(62,131)
Less: Comprehensive loss attributable to Definitive OpCo prior to the Reorganization Transactions	—	—	(33,926)
Less: Comprehensive loss attributable to noncontrolling interests	(87,835)	(15,069)	(10,416)
Comprehensive loss attributable to Definitive Healthcare Corp.	$(203,947)	$(3,616)	$(17,789)

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND TOTAL EQUITY

(amounts in thousands, except share amounts)

							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Amount	Stock	Amount	Capital	Deficit	Income	Interests	Equity
Balance at December 31, 2021	97,030,095	$97	58,244,627	$—	$888,992	$(17,840)	$62	$628,525	$1,499,836
Net loss	—	—	—	—	—	(7,222)	—	(16,957)	(24,179)
Other comprehensive income	—	—	—	—	—	—	3,606	1,888	5,494
Vested incentive units	—	—	—	—	(7,955)	—	—	7,955	—
Issuance of Class A Common Stock upon vesting of RSUs	716,776	—	—	—	1,717	—	—	(1,717)	—
Shares withheld related to net share settlement	(233,252)	—	—	—	(4,116)	—	—	—	(4,116)
Effect of LLC unit exchanges	7,624,654	8	(7,624,654)	—	63,343	—	—	(82,004)	(18,653)
Forfeited unvested incentive units	—	—	(186,872)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	24,172	—	—	12,262	36,434
Distributions to noncontrolling interests	—	—	—	—	4,054	—	—	(16,925)	(12,871)
Balance at December 31, 2022	105,138,273	$105	50,433,101	$—	$970,207	$(25,062)	$3,668	$533,027	$1,481,945
Net loss	—	—	—	—	—	(202,388)	—	(87,239)	(289,627)
Other comprehensive loss	—	—	—	—	—	—	(1,559)	(596)	(2,155)
Vested incentive units	—	—	—	—	(6,327)	—	—	6,327	—
Issuance of Class A Common Stock upon vesting of RSUs	1,300,786	—	—	—	2,419	—	—	(2,419)	—
Shares withheld related to net share settlement	(438,840)	—	—	—	(4,432)	—	—	—	(4,432)
Effect of LLC unit exchanges	10,562,033	12	(10,562,033)	—	89,177	—	—	(112,203)	(23,014)
Forfeited unvested incentive units	—	—	(108,368)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	35,537	—	—	13,202	48,739
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(12,282)	(12,282)
Balance at December 31, 2023	116,562,252	$117	39,762,700	$—	$1,086,581	$(227,450)	$2,109	$337,817	$1,199,174

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND TOTAL EQUITY (CONTINUED)

(amounts in thousands, except unit amounts)

	AIDH TopCo, LLC (Prior to Reorganization Transactions)	Definitive Healthcare Corp.

								Accumulated
						Additional		Other
	Members'	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Equity	Stock	Amount	Stock	Amount	Capital	Deficit	(Loss) Income	Interests	Equity
Balance at December 31, 2020	$1,192,703	—	$—	—	$—	$—	$—	$(131)	$—	$1,192,572
Net loss prior to Reorganization Transactions	(34,068)	—	—	—	—	—	—	—	—	(34,068)
Other comprehensive income prior to Reorganization Transactions	—	—	—	—	—	—	—	142	—	142
Equity-based compensation prior to Reorganization Transactions	1,743	—	—	—	—	—	—	—	—	1,743
Members' contributions prior to Reorganization Transactions	5,500	—	—	—	—	—	—	—	—	5,500
Distributions to members prior to Reorganization Transactions	(7,139)	—	—	—	—	—	—	—	—	(7,139)
Impacts of Reorganization Transactions and Initial Public Offering IPO
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	(1,158,739)	72,871,733	73	61,262,052	—	349,342	—	—	592,509	(216,815)
Issuance of Class A Common Stock in IPO, net of costs of $11,394	—	17,888,888	18	—	—	441,400	—	—	—	441,418
Repurchase of Definitive Healthcare Corp. shares in connection with the IPO	—	(2,497,288)	(3)	—	—	(63,209)	—	—	—	(63,212)
Repurchase of Definitive OpCo units in connection with IPO	—	—	—	(1,169,378)	—	(29,600)	—	—	—	(29,600)
Post-IPO Activity
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	(17,840)	—	(10,416)	(28,256)
Other comprehensive income subsequent to Reorganization Transactions and IPO	—	—	—	—	—	—	—	51	—	51
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	—	—	5,063	—	—	3,151	8,214
Forfeited unvested incentive units	—	—	—	(81,285)	—	—	—	—	—	—
Allocation of vested incentive units to noncontrolling interests	—	—	—	—	—	(694)	—	—	694	—
Issuance of Class A Common Stock in follow-on offering, net of costs of $1,614	—	11,000,000	11	—	—	380,515	—	—	—	380,526
Repurchase of Definitive Healthcare Corp. shares in connection with the follow-on offering	—	(2,233,238)	(2)	—	—	(77,582)	—	—	—	(77,584)
Repurchase of Definitive OpCo units in connection with follow-on offering	—	—	—	(1,766,762)	—	(61,376)	—	—	—	(61,376)
Effect of follow-on offering on tax receivable agreements liability	—	—	—	—	—	(11,291)	—	—	—	(11,291)
Effect of follow-on offering and repurchase on noncontrolling interests	—	—	—	—	—	(43,576)	—	—	43,576	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(989)	(989)
Balance at December 31, 2021	$—	97,030,095	$97	58,244,627	$—	$888,992	$(17,840)	$62	$628,525	$1,499,836

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows provided by operating activities:
Net loss	$(289,627)	$(24,179)	$(62,324)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,953	2,193	1,751
Amortization of intangible assets	49,797	54,711	58,196
Amortization of deferred contract costs	12,963	8,816	4,793
Equity-based compensation	48,739	36,434	9,957
Amortization of debt issuance costs	702	702	1,698
Provision for doubtful accounts receivable	1,374	1,325	632
Loss on extinguishment of debt	—	—	9,843
Non-cash restructuring charges	155	1,023	—
Goodwill impairment charge	287,400	—	—
Tax receivable agreement remeasurement	(23,470)	(9,717)	(151)
Changes in fair value of contingent consideration	302	1,250	3,764
Deferred income taxes	(18,713)	(17,806)	(436)
Changes in operating assets and liabilities:
Accounts receivable	811	(13,222)	(10,726)
Prepaid expenses and other assets	(7,156)	(127)	(3,729)
Deferred contract costs	(18,790)	(15,252)	(14,441)
Contingent consideration	—	(6,400)	—
Accounts payable, accrued expenses and other liabilities	1,330	3,138	3,424
Deferred revenue	(6,580)	12,690	22,961
Net cash provided by operating activities	41,190	35,579	25,212
Cash flows (used in) provided by investing activities:
Purchases of property, equipment, and other assets	(2,977)	(8,326)	(6,731)
Purchases of short-term investments	(259,208)	(337,961)	—
Maturities of short-term investments	275,426	153,680	—
Cash paid for acquisitions and investments, net of cash acquired	(45,023)	(56,296)	(40,000)
Net cash used in investing activities	(31,782)	(248,903)	(46,731)
Cash flows (used in) provided by financing activities:
Proceeds from term loan	—	—	275,000
Repayments of term loans and delayed draw term loan	(8,594)	(6,875)	(474,460)
Taxes paid related to net share settlement of equity awards	(4,432)	(4,116)	—
Payment of contingent consideration	—	(1,100)	(1,500)
Payment of debt issuance costs	—	—	(3,511)
Proceeds from equity offering, net of underwriting discounts	—	—	834,952
Repurchase of outstanding equity / Definitive OpCo units	—	—	(231,772)
Payments under tax receivable agreement	(246)	—	—
Payments of equity offering issuance costs	(30)	(1,734)	(11,709)
Member contributions	—	—	5,500
Member distributions	(12,282)	(12,871)	(8,128)
Net cash (used in) provided by financing activities	(25,584)	(26,696)	384,372
Net (decrease) increase in cash and cash equivalents	(16,176)	(240,020)	362,853
Effect of exchange rate changes on cash and cash equivalents	218	(544)	(129)
Cash and cash equivalents, beginning of year	146,934	387,498	24,774
Cash and cash equivalents, end of year	$130,976	$146,934	$387,498

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$14,456	$10,443	$29,569
Income taxes	136	—	13
Acquisitions:
Net assets acquired, net of cash acquired	$52,678	$97,296	$—
Working capital adjustment receivable	145	—	—
Initial cash investment in prior year	—	(40,000)	—
Contingent consideration	(7,800)	(1,000)	—
Net cash paid for acquisitions	$45,023	$56,296	$—

Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses and other current liabilities	$47	$1,166	$654
Supplemental disclosure of non-cash financing activities:
Unpaid equity offering costs included in accrued expenses	$—	$—	$1,299

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

Restatement of Previously Issued Financial Statements

In the first quarter of 2023, the Company began a review of its sales tax positions, and related accounting matters, with the assistance of outside consultants. As a result of the review, the Company determined during the second quarter of 2023 that sales in certain states were subject to sales tax and that the Company had not assessed such sales tax on sales of its services to customers. The Company determined that it did not accrue sales taxes and corrected these Misstatements by recording sales tax accruals through general and administrative expense as of the end of each affected period. The original accrual amounts assumed that (i) customers who have not provided certificates or other documentation of exemption from sales tax are taxable, (ii) maximum interest and penalty assessments may be imposed, and (iii) the Company will not receive waivers of interest and penalties or other benefits under agreements it may obtain with jurisdictions from outreach with voluntarily disclosures. These accrual amounts have been, and will continue to be, adjusted as the Company enters into voluntary disclosure agreements with the applicable jurisdictions. The Company will continue to accrue interest on any outstanding liabilities until the voluntary disclosure agreements are settled. The misstatements that appeared in the previously issued financial statements were material, and the Company also corrected other immaterial errors.

As described in additional detail in the Explanatory Note in the Company's Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on August 14, 2023, the Company restated its audited consolidated financial statements as of and for the years ended December 31, 2022, 2021 and 2020, as well as the unaudited condensed consolidated quarterly financial information for the quarterly periods in the fiscal years ended December 31, 2022, 2021, and 2020, to reflect the correction of the misstatements and other immaterial adjustments, and to make corresponding disclosures. The Company also filed an Amendment No. 1 on Form 10-Q/A to amend the Quarterly Report on Form 10-Q for the three months ended March 31, 2023 with the SEC on August 14, 2023, to restate its unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022.

The restated prior-year results are reflected in the consolidated financial results disclosed within this Annual Report on Form 10-K.

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

The Company's arrangements typically do not contain variable consideration. However, certain contracts with customers may include service level agreements that entitle the customer to receive service credits, and in certain cases, service refunds, when defined service levels are not met. These arrangements represent a form of variable consideration, which is considered in the calculation of the transaction price. The Company estimates the amount of variable considerations at the expected value based on its assessment of legal enforceability, anticipated performance and a review of specific transactions, historical experience and market and economic conditions. The Company historically has not experienced any significant incidents that affected the defined levels of reliability and performance as required by the contracts.

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

Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising the Company’s customer base. No single customer accounted for more than 10% of total net sales or receivables in 2023, 2022 or 2021.

Accounts Receivable, Net and Contract Assets

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Allowances for doubtful accounts are provided for those outstanding balances considered to be uncollectible based upon historical collection experience, changes in customer payment profiles, the aging of receivable balances, and management’s overall evaluation of the outstanding balances at year end. Balances that are still outstanding after management has made reasonable collection efforts are written off through a charge to the allowance for doubtful accounts. At December 31, 2023 and 2022, the allowance for doubtful accounts was $2.3 million and $1.9 million, respectively.

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

The capitalized amounts are recoverable through future revenue streams under all non-cancellable customer contracts. Amortization of capitalized costs to obtain revenue contracts is included in sales and marketing expense in the accompanying consolidated statements of operations. There were no impairments of these costs in the years ended December 31, 2023, 2022 or 2021.

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

Advertising and Promotional Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720—Other Expenses – Advertising Cost. Advertising expenses of $1.6 million, $1.6 million and $0.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, are included in sales and marketing expenses on the consolidated statements of operations.

Software Development Costs

The Company accounts for its software development costs in accordance with the guidance set forth in ASC 350-40—Intangibles – Goodwill and Other – Internal Use Software. The Company capitalizes costs to develop software for internal use incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized costs of $1.6 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively, are included in property and equipment, net.

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

A reporting unit is an operating segment or a component of an operating segment. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, or it may elect to bypass such assessment. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value, or if the Company elects to bypass the qualitative assessment, management will perform a quantitative test by determining the fair value of the reporting unit. The estimated fair value of the reporting unit is based on a combination of an income and market approach. The income approach utilizes a projected discounted cash flow model that includes significant assumptions and estimates, including the discount rate, growth rate, and future financial performance. The market approach utilizes the Company's market capitalization plus an appropriate control premium. Market capitalization is determined by multiplying the number of shares of Class A Common Stock outstanding by the market price of the Company's Class A Common Stock. The control premium is determined by utilizing data from publicly available premium studies for similarly situated public company transactions. If the carrying value of the reporting unit exceeds the fair value, then a goodwill impairment loss is recognized for the difference. The Company performs its annual impairment assessment in the first month of the fourth quarter of each calendar year.

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

During the quarter ended September 30, 2023, the Company experienced a sustained decline in its stock price and market capitalization, which represented a triggering event requiring management to perform a goodwill impairment test as of September 30, 2023. As a result of the Company’s impairment test, the Company determined that the fair value of its single reporting unit was lower than its carrying value and, accordingly, recorded a non-cash, pretax, goodwill impairment charge of $287.4 million. The goodwill impairment charge did not affect the Company’s liquidity or the financial covenants in its outstanding debt agreement.

During the quarter ended December 31, 2023, the Company performed a quantitative assessment and concluded that the fair value of its single reporting unit exceeded its carrying value as of December 31, 2023. The Company will continue to monitor for potential impairment should impairment indicators arise. Refer to Note 9. Goodwill and Intangible Assets for further details.

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

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are deferred and amortized as interest expense over the terms of the related debt using the effective interest method for term debt and on a straight-line basis for revolving debt. To the extent that the debt is outstanding, these amounts are reflected in the consolidated balance sheets as direct deductions from the long-term portions of debt, except for the costs related to the Company’s revolving credit facilities, which are presented as a non-current asset on the consolidated balance sheets within other assets. Upon a refinancing or amendment, previously capitalized debt issuance costs are expensed and included in loss on extinguishment of debt, if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument. As of December 31, 2023 and 2022, the Company had $1.5 million and $2.0 million, respectively, of unamortized deferred financing costs related to its non-revolving credit facilities, and $0.4 million and $0.6 million, respectively, of unamortized deferred financing costs related to its revolving credit facility.

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

Income Taxes

Definitive OpCo is taxed as a partnership. For federal and state income tax purposes, income, losses, and other tax attributes not generated by AW and its wholly owned U.S. and foreign subsidiaries generally pass through to the Definitive OpCo members’ individual income tax returns. Additionally, Definitive OpCo may be subject to certain taxes on behalf of its members in certain states.

AW and its wholly owned U.S. and foreign subsidiaries are taxed as corporations. Accordingly, AW accounts for income taxes by recognizing tax assets and liabilities for the cumulative effect of all the temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred taxes for AW are determined using enacted federal, state, or foreign income tax rates in effect in the year in which the differences are expected to reverse.

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

In assessing the realizability of deferred tax assets of the Company and its subsidiaries, management considers the weight of available evidence and whether it is more likely than not that some or all of the deferred tax assets will be realized; when necessary, a valuation allowance is established.

Under the provisions of ASC 740—Income Taxes, as it relates to accounting for uncertainties in tax positions, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the tax years ended December 31, 2023, 2022 and 2021, the Company did not have any uncertain tax positions.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures,” (“ASU 2023-09”), which is effective for annual periods beginning after December 15, 2024. ASU 2023-09 intends to enhance the transparency as well as usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

3.
Acquisitions

Populi, Inc.

On July 21, 2023, the Company completed the acquisition of Populi, Inc. (“Populi”), a provider-focused data and analytics company that works with healthcare organizations to optimize physician relationships, reduce network leakage, and expand market share, for total consideration of $54.1 million, consisting of approximately $46.4 million of cash paid at closing, a $0.1 million reimbursement from sellers for working capital adjustments, and up to $28.0 million of contingent consideration, with an initial estimated fair value of $7.8 million. The contingent consideration relates to earn-out payments that may be paid subject to meeting certain revenue metrics during calendar years 2024 and 2025. In addition to the purchase consideration and pursuant to holdback agreements with certain key Populi employees, the Company agreed to pay $4.8 million to certain key Populi employees in quarterly installments beginning on December 31, 2023, and continuing through September 30, 2025. The payout of the holdback is subject to continued employment, and therefore recognized as compensation expense over the requisite service period as a component of transaction, integration and restructuring expenses in the accompanying consolidated statements of operations. The assets acquired and liabilities assumed were recorded at their estimated fair values and the results of operations were included in the Company’s consolidated results as of the acquisition date.

The consideration transferred for the transaction is summarized as follows:

(in thousands)
Cash consideration paid at closing	$46,446
Working capital adjustment	(145)
Contingent consideration	7,800
Purchase price	$54,101

The contingent consideration is based on the achievement of certain revenue metrics during the two-year period following the acquisition date, with potential earn-out payouts ranging from $0 to $28.0 million. The Company estimated the fair value of the contingent consideration to be $7.8 million as of July 21, 2023, based on the estimated achievement of the revenue metrics and time to payment. The contingent consideration was recorded in Other liabilities in the accompanying consolidated balance sheets as of December 31, 2023. Refer to Note 12. Fair Value Measurements for updates to the fair value of this contingent consideration subsequent to the acquisition date.

The purchase price allocations for the Populi acquisition are provisional and are based on the information that was available as of the acquisition date to estimate the fair values of assets acquired and liabilities assumed. The Company is gathering and reviewing additional information necessary to finalize the values assigned to the acquired assets and liabilities assumed, as well as acquired identified intangible assets and goodwill. Therefore, the provisional measurements of fair values reported as of December 31, 2023 are subject to change. The Company is expected to finalize the purchase price allocations as soon as practicable, but no later than one year from the acquisition date. Acquisition-date fair values of assets and liabilities pertaining to this business combination have been allocated as follows:

(in thousands)
Purchase price allocation:	Preliminary, as originally reported	Measurement period adjustments	As adjusted
Cash	$1,423	$—	$1,423
Accounts receivable	2,662	—	2,662
Prepaid expenses and other current assets	153	—	153
Property and equipment	42	—	42
Intangible assets	22,830	(500)	22,330
Accounts payable and accrued expenses	(3,316)	—	(3,316)
Deferred revenue	(4,010)	—	(4,010)
Deferred tax liabilities	(2,354)	(576)	(2,930)
Total assets acquired and liabilities assumed	17,430	(1,076)	16,354
Goodwill	36,652	1,095	37,747
Purchase price	$54,082	$19	$54,101

As a result of the Populi acquisition, the Company recorded goodwill, developed software, customer relationships, and tradename of $37.7 million, $21.4 million, $0.8 million, and $0.1 million, respectively, as of the acquisition date. The goodwill recognized includes the fair value of the assembled workforce, which is not recognized as an intangible asset separable from goodwill, and any expected synergies gained through the acquisition. The Company determined that the goodwill resulting from the acquisition is not deductible for tax purposes. All goodwill has been allocated to the Company’s one reportable segment.

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

Customer relationships represent the estimated fair value of the underlying relationships with the acquired entity’s business customers. The Company valued customer relationships using the income approach, specifically the multi-period excess earnings method. Significant assumptions include estimated attrition rates, discount rates, and tax rates reflecting the different risk profiles of the asset depending upon the acquisition. The value assigned to customer relationships is $0.8 million and is amortized using the straight-line method over the estimated remaining useful life of 15 years.

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

In total, intangible assets acquired in the Populi acquisition are estimated to be amortized over a weighted average period of 7.2 years. See Note 9. Goodwill and Intangible Assets for the estimated total intangible amortization expense during the next five years.

In connection with the acquisition, the Company recognized acquisition related costs of $5.1 million which were recorded within transaction, integration, and restructuring expenses in the accompanying consolidated statements of operations for the year ended December 31, 2023.

Unaudited Pro Forma Supplementary Data as if the transaction had occurred on January 1, 2022:

	Year Ended December 31,
	2023	2022
(in thousands)
Revenue	$255,629	$228,085
Net loss	(294,232)	(33,015)

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

In February 2022, the Company completed the purchase of the remaining 65% of AW’s equity for $65.0 million, net of cash acquired and an estimated working capital adjustment and other customary purchase price adjustments (the “AW acquisition”). The Company’s previously held investment and Purchase Option were remeasured at fair value as of the date the Purchase Option was exercised. The remeasurement had an immaterial impact on the consolidated statements of operations for the three months ended March 31, 2022. The Company has included the financial results of Analytical Wizards in the consolidated financial statements from February 18, 2022, the date of acquisition.

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

The contingent consideration was based on the achievement of certain expense control metrics during the two-year period following the acquisition date, with potential earn-out payouts ranging from $0 to $5.0 million. The Company estimated the fair value of the contingent consideration to be $1.0 million as of February 18, 2022, based on the estimated achievement of the expense control metrics and time to payment. The contingent consideration was recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2023. Refer to Note 12. Fair Value Measurements for updates to the fair value of this contingent consideration subsequent to the acquisition date.

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

In total, intangible assets acquired in the AW acquisition are estimated to be amortized over a weighted-average period of 18.0 years. See Note 9. Goodwill and Intangible Assets for the estimated total intangible amortization expense during the next five years.

In connection with the acquisition, the Company recognized acquisition related costs of $1.3 million which were recorded within transaction expenses in the accompanying consolidated statements of operations for the year ended December 31, 2022.

Unaudited Pro Forma Supplementary Data as if the transaction had occurred on January 1, 2022:

(in thousands)	Year Ended December 31, 2022
Revenue	$224,130
Net loss	(26,443)

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

The following table represents a disaggregation of revenue from arrangements with customers for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Subscription services	$243,052	$217,024	$164,564
Professional services	8,363	5,629	1,590
Total revenue	$251,415	$222,653	$166,154

The opening and closing balances of the Company’s receivables, deferred contract costs, and contract liabilities from contracts with customers were as follows as of:

(in thousands)	December 31, 2023	December 31, 2022
Accounts receivable, net	$59,249	$58,799
Deferred contract costs, current portion	13,490	10,387
Deferred contract costs, noncurrent portion	17,320	14,596
Deferred revenues	97,386	99,928

Deferred Contract Costs

A summary of the activity impacting the deferred contract costs during the years ended December 31, 2023 and 2022 is presented below:

(in thousands)	December 31, 2023	December 31, 2022
Balance at beginning of year	$24,983	$18,547
Costs amortized	(12,963)	(8,816)
Additional amounts deferred	18,790	15,252
Balance at end of year	30,810	24,983
Classified as:
Current	13,490	10,387
Non-current	17,320	14,596
Total deferred contract costs (deferred commissions)	$30,810	$24,983

Contract Liabilities

A summary of the activity impacting deferred revenue balances during the years ended December 31, 2023 and 2022 is presented below as of:

(in thousands)	December 31, 2023	December 31, 2022
Balance at beginning of year	$99,928	$84,023
Revenue recognized	(251,415)	(222,653)
Additional amounts deferred	248,873	238,558
Balance at end of year	$97,386	$99,928

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

The remaining performance obligations consisted of the following as of:

(in thousands)	December 31, 2023	December 31, 2022
Current	$187,331	$183,527
Non-current	89,636	93,464
Total	$276,967	$276,991

5.
Leases

The Company leases real estate in the form of office space facilities. Generally, the term for real estate leases ranges from 1 to 9 years at inception of the contract. Some real estate leases include options to renew that can extend the original term by 5 to 10 years.

Operating lease costs are allocated according to headcount to cost of revenue, sales and marketing, product development and general and administrative expenses in the consolidated statements of operations. As of December 31, 2023, the Company does not have any finance leases.

During the first quarter of 2023, the Company executed a plan to exit one of its office facilities by exercising an early termination clause, which was accounted for as a lease modification under ASC 842. The Company ceased use of the office facility during the first quarter and accordingly recorded a $0.2 million impairment charge, which represented the remaining carrying value of the right-of-use asset as of March 31, 2023.

During the third quarter of 2023, the Company executed a new four-year lease agreement for its office in Sweden, which was accounted for under ASC 842. Accordingly, the Company recorded an initial right-of-use asset and corresponding operating lease liability of $1.6 million, which represented the present value of the expected future minimum lease payments.

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

The Company recorded the following lease costs for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Lease Cost
Capitalized operating lease cost	$2,202	$2,676
Variable lease cost	—	1
Total lease cost	$2,202	$2,677

(in thousands)
Supplemental Cash Flow and Other Information
Cash paid for amounts included in measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$2,052	$3,145

Right-of-use assets obtained in exchange for lease liabilities:
Capitalized operating leases	$1,563	$982

Lease term and discount rate consisted of the following as of:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years):
Capitalized operating leases	4.80	5.78

Weighted-average discount rate:
Capitalized operating leases	4.6%	4.2%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of December 31, 2023.

(in thousands)	Capitalized Operating Lease
2024	$2,699
2025	2,681
2026	2,684
2027	2,456
2028	2,177
Thereafter	181
$12,878

Imputed interest	1,267
Operating lease liability balance at December 31, 2023	$11,611

Total rent expense, which was allocated according to headcount to cost of revenue, sales and marketing, product development and general and administrative expenses in the consolidated statements of operations, was $2.0 million, $2.4 million, and $2.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.

6.
Short-term Investments

Short-term investments classified as available-for-sale consisted of the following as of:

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
US Treasuries	$62,486	$20	$(45)	$62,461
Corporate Bonds	2,314	10	—	2,324
Commercial Paper	94,269	85	(18)	94,336
Certificates of Deposit	17,954	19	(2)	17,971
Total short-term investments	$177,023	$134	$(65)	$177,092

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
US treasuries	$59,849	$3	$(129)	$59,723
Agency bonds	6,450	4	(2)	6,452
Commercial paper	95,831	29	(123)	95,737
Certificates of deposit	23,034	17	(24)	23,027
Total short-term investments	$185,164	$53	$(278)	$184,939

All short-term investments had stated maturity dates of less than one year. Included in the amortized cost as of December 31, 2023 and 2022 is accretion of $2.8 million and $1.2 million, respectively. Interest accretion on short-term investments was $8.2 million and $1.1 million during the years ended December 31, 2023 and 2022, respectively.

7.
Accounts Receivable

Accounts receivable consisted of the following as of:

(in thousands)	December 31, 2023	December 31, 2022
Accounts receivable	$60,206	$59,780
Unbilled receivable	1,346	881
	61,552	60,661
Less: allowance for doubtful accounts	(2,303)	(1,862)
Accounts receivable, net	$59,249	$58,799

8.
Property and Equipment

Property and equipment consisted of the following as of:

(in thousands)	December 31, 2023	December 31, 2022
Computers and software	$6,921	$5,924
Furniture and equipment	1,172	1,204
Leasehold improvements	2,338	2,134
	10,431	9,262
Less: accumulated depreciation and amortization	(5,960)	(4,798)
Property and equipment, net	$4,471	$4,464

Depreciation and amortization expense was $2.0 million, $2.2 million and $1.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Impairment charges for operating lease right-of-use assets and leasehold improvements due to office closures and relocations were $0.2 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively. These charges were recognized within transaction, integration and restructuring expenses in the Company’s consolidated statements of operations.

The Company also disposed of fully-depreciated property and equipment of $0.8 million and $2.1 million in the years ended December 31, 2023 and 2022, respectively.

9.
Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets consisted of the following as of:

	December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$410,210	$(163,586)	$246,624
Developed technologies	78,434	(33,769)	44,665
Tradenames	36,062	(9,379)	26,683
Database	50,221	(45,072)	5,149
Total finite-lived intangible assets	574,927	(251,806)	323,121
Goodwill	1,075,080	—	1,075,080
Total goodwill and intangible assets	$1,650,007	$(251,806)	$1,398,201

	December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$409,430	$(128,745)	$280,685
Developed technologies	56,965	(25,514)	31,451
Tradenames	35,914	(7,150)	28,764
Database	50,215	(40,393)	9,822
Total finite-lived intangible assets	552,524	(201,802)	350,722
Goodwill	1,324,733	—	1,324,733
Total goodwill and Intangible assets	$1,877,257	$(201,802)	$1,675,455

Amortization expense associated with finite-lived intangible assets was $49.8 million, $54.7 million, and $58.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, of which $12.7 million, $16.8 million and $21.3 million was included in cost of revenue for each respective period.

Estimated total intangible amortization expense during the next five years and thereafter is as follows:

(in thousands)
2024	$48,420
2025	45,911
2026	39,271
2027	33,323
2028	29,555
Thereafter	126,641
Total	$323,121

The Company determined it had one reporting unit.

Goodwill Impairment

Goodwill and acquired intangible assets are initially recorded at fair value and tested periodically for impairment. The Company performs an impairment test of goodwill during the fourth quarter of each fiscal year and more frequently if indicators of potential impairment arise.

Though the Company traditionally performs its annual impairment assessment in the first month of the fourth quarter of each calendar year, during the quarter ended September 30, 2023, the Company experienced a sustained decline in its stock price and market capitalization, which represented a triggering event requiring management to perform a goodwill impairment test as of September 30, 2023. As a result of the Company’s quantitative impairment test, the Company determined that the fair value of its single reporting unit was lower than its carrying value and, accordingly, recorded a non-cash, pretax, goodwill impairment charge of $287.4 million. The goodwill impairment charge did not affect the Company’s liquidity or the financial covenants in its outstanding debt agreement.

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

During the quarter ended December 31, 2023, the Company performed a quantitative assessment and concluded that the fair value of its single reporting unit exceeded its carrying value as of December 31, 2023. The Company will continue to monitor for potential impairment should impairment indicators arise.

As of December 31, 2023 and 2022, goodwill consisted of the following:

	Year Ended December 31,
(in thousands)	2023	2022
Goodwill - beginning of year	$1,324,733	$1,263,075
Goodwill acquired during year	37,747	61,658
Goodwill impairment loss	(287,400)	—
Goodwill - end of year	$1,075,080	$1,324,733

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

10.
Long-Term Debt

Long-term debt consisted of the following as of:

	December 31, 2023
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$257,813	$(1,496)	$256,317
Less: current portion of long-term debt			13,750
Long-term debt			$242,567

	December 31, 2022
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$266,406	$(2,047)	$264,359
Less: current portion of long-term debt			8,594
Long-term debt			$255,765

During the years ended December 31, 2023 and 2022, the Company repaid $8.6 million and $6.9 million, respectively, in outstanding principal of the 2021 Term Loan (as defined below).

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

The 2021 Term Loan is subject to annual amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on December 31, 2021 (the “Initial Amortization Date”), equal to approximately 2.5% per annum of the principal amount of the term loans in the first year and second year after the Initial Amortization Date and approximately 5.0% per annum of the principal amount of the term loans in the third year, fourth year and fifth year after the Initial Amortization Date. A balloon payment of approximately $220.0 million will be due at the maturity of the 2021 Term Loan. There was $257.8 million and $266.4 million outstanding on the 2021 Term Loan at December 31, 2023 and 2022. respectively.

DH Holdings is required to pay the lenders under the 2021 Credit Agreement an unused commitment fee of between 0.25% and 0.30% per annum on the undrawn commitments under the 2021 Revolving Line of Credit, depending on the total net leverage ratio, quarterly in arrears. The expense is included in interest expense in the statements of operations. There was no outstanding balance on the 2021 Revolving Line of Credit at December 31, 2023 and 2022. During the quarter ended December 31, 2023, the lessor of the Company’s corporate headquarters transitioned from one entity to another. As a result, in lieu of a security deposit, the Company provided a standby letter of credit of $0.6 million, which reduced the amount available under our revolving credit facility to $74.4 million as of December 31, 2023.

On October 31, 2022, the Company amended the 2021 Credit Agreement to replace the LIBO rate with Term SOFR plus an applicable rate.

For both the 2021 Term Loan and 2021 Revolving Line of Credit, DH Holdings may elect from several interest rate options based on the Term SOFR Rate or the Base Rate plus an applicable margin. The applicable margin is based on the total leverage ratio. As of December 31, 2023, the effective interest rate was 7.21%.

In connection with the 2021 Credit Agreement, the Company capitalized financing costs totaling $3.5 million, of which $2.8 million related to the 2021 Term Loan facility and $0.8 million related to the 2021 Revolving Line of Credit. The financing costs associated with the 2021 Term Loan facility are recorded as a contra-debt balance in Term loan, net of current portion in the consolidated balance sheets and are amortized over the remaining life of the loan using the effective interest method. The financing costs associated with the 2021 Revolving Line of Credit are recorded in other assets in the consolidated balance sheets and are amortized over the life of the arrangement. The Company amortized capitalized financing costs for the 2021 Credit Agreement through interest expense of $0.7 million for each of the years ended December 31, 2023 and 2022. At December 31, 2023 and 2022, the unamortized financing costs for the 2021 Revolving Line of Credit were $0.4 million and $0.6 million, respectively.

The expected future principal payments as of December 31, 2023 are as follows:

(in thousands)
2024	$13,750
2025	13,750
2026	230,313
$257,813

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

As of December 31, 2023, the two outstanding interest rate swap agreements each had a notional value of $64.5 million with fixed interest rates of 1.90650% and 1.90900%. Interest payments under the swaps are made monthly on a net settlement basis. The Company has not recorded any amounts due to ineffectiveness for the year ended December 31, 2023. The notional value of each interest rate swap agreement is expected to match the corresponding principal amount of a portion of our borrowings under the 2021 Term Loan. The swap agreements mature on March 31, 2025.

The derivative interest rate swaps are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in accumulated other comprehensive income (“AOCI”) on our consolidated balance sheets and reclassified to interest expense, net, when the underlying transaction has an impact on earnings. The Company expects to recognize approximately $3.4 million of net pre-tax gains from accumulated other comprehensive income as a reduction of interest expense in the next twelve months associated with its interest rate swaps. The Company recognizes derivative instruments and hedging activities on a gross basis as either assets or liabilities on the Company’s consolidated balance sheets and measures them at fair value. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions.

The fair values of the interest rate swaps and their respective locations in our consolidated balance sheets at December 31, 2023 and 2022 were as follows:

(in thousands)
Description	Balance Sheet Location	December 31, 2023	December 31, 2022
Short-term derivative asset	Prepaid expenses and other current assets	$3,426	$3,716
Long-term derivative asset	Other assets	509	2,834

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

The Company’s financial assets and liabilities subject to the three-level fair value hierarchy consist principally of cash and equivalents, short-term investments, accounts receivable, derivative financial instruments, accounts payable, long-term and short-term debt and contingent consideration payable. The estimated fair value of cash included in cash and cash equivalents, accounts receivable, and accounts payable approximates their carrying value due to their short maturities (less than 12 months).

Debt

The Company’s short- and long-term debt are recorded at their carrying values in the consolidated balance sheets, which may differ from their respective fair values. The carrying values and estimated fair values of the Company’s short- and long-term debt approximate their carrying values as of December 31, 2023 and 2022, based on interest rates currently available to the Company for similar borrowings.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of its derivatives held as of December 31, 2023 and 2022 were classified as Level 2 in the fair value hierarchy.

Contingent consideration

The deferred consideration resulting from the acquisition of Populi in the third quarter of 2023, which is subject to meeting certain revenue metrics during calendar years 2024 and 2025, is measured at fair value on a recurring basis. The fair value was estimated based on the present value of the amount expected to be paid at the end of the measurement period. At December 31, 2023, the fair value of the contingent consideration was estimated to be $8.8 million and was included in other long-term liabilities on the consolidated balance sheets. The change in estimate of contingent consideration subsequent to initial measurement as of the acquisition date was recorded in transaction, integration, and restructuring expense in the accompanying consolidated statements of operations.

The deferred consideration that resulted from the acquisition of Analytical Wizards in the first quarter of 2022, which is subject to the meeting of certain expense control metrics during the two-year period following the acquisition, is also measured at fair value on a recurring basis. The fair value was estimated based on the present value of the amount expected to be paid at the end of the measurement period. At December 31, 2023, the fair value of the contingent consideration was estimated to be $1.6 million and was included in accrued expenses and other current liabilities on the consolidated balance sheets. The change in estimate of contingent consideration subsequent to initial measurement as of the acquisition date was recorded in transaction, integration, and restructuring expense in the accompanying consolidated statements of operations.

Earnout liabilities are classified within Level 3 in the fair value hierarchy because the methodology used to develop the estimated fair value includes significant unobservable inputs reflecting management’s own assumptions. The table below presents a reconciliation of earnout liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	December 31, 2023	December 31, 2022
Balance at beginning of year	$2,250	$7,500
Additions	7,800	1,000
Net change in fair value and other adjustments	302	1,250
Payments	—	(7,500)
Balance at end of year	$10,352	$2,250

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

The Company performed an interim goodwill impairment test during the third quarter of 2023 and concluded that the carrying value of its single reporting unit exceeded its fair value and recorded a $287.4 million non-cash goodwill impairment charge for the year ended December 31, 2023. For further discussion about the impairment testing of assets not measured at fair value on a recurring basis, see Note 9. Goodwill and Intangible Assets.

At December 31, 2023 and 2022, assets and liabilities measured at fair value on a recurring basis were as follows:

	As of December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$87,869	$87,869	$—	$—
Commercial paper (maturities less than 90 days)	4,227	—	4,227	—
Certificates of deposit (maturities less than 90 days)	1,000	—	1,000	—
Short-term investments:
U.S. treasuries	62,461	—	62,461	—
Corporate bonds	2,324	—	2,324	—
Commercial paper	94,336	—	94,336	—
Certificates of deposit	17,971	—	17,971	—
Prepaid expenses and other current assets:
Interest rate swap contracts	3,426	—	3,426	—
Other assets:
Interest rate swap contracts	509	—	509	—
Liabilities:
Contingent consideration	10,352	—	—	10,352

	As of December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$39,523	$39,523	$—	$—
Commercial paper (maturities less than 90 days)	2,276	—	2,276	—
Certificates of deposit (maturities less than 90 days)	1,549	—	1,549	—
Agency bonds (maturities less than 90 days)	768	—	768	—
Short-term investments:
U.S. treasuries	59,723	—	59,723	—
Agency bonds	6,452	—	6,452	—
Commercial paper	95,737	—	95,737	—
Certificates of deposit	23,027	—	23,027	—
Prepaid expenses and other current assets:
Interest rate swap contracts	3,716	—	3,716	—
Other assets:
Interest rate swap contracts	2,834	—	2,834	—
Liabilities:
Other long-term liabilities:
Contingent consideration	2,250	—	—	2,250

At December 31, 2023 and 2022, except for the contingent consideration noted above, the estimated fair values of all of the Company’s financial assets and liabilities subject to the three-level fair value hierarchy approximated their carrying values due to their short-term maturities (less than 12 months).

13.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Payroll and payroll-related	$12,805	$11,961
Tax receivable agreement, current portion	20,095	—
Contingent consideration, current	1,602	—
Sales, franchise and other taxes	9,526	11,738
Other	7,501	3,156
Accrued expenses and other current liabilities	$51,529	$26,855

During the first and third quarters of 2023, the Company announced restructuring plans intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. During the year ended December 31, 2023, the Company incurred restructuring and related charges of $4.7 million, consisting primarily of severance payments, employee benefits, and related cash expenses. These charges were recognized within transaction, integration, and restructuring expenses in the Company’s consolidated statements of operations. As of December 31, 2023, $0.1 million is included in accrued expenses and other liabilities in the consolidated balance sheets. The Company expects these payments will be made over the next three months.

Furthermore, on January 3, 2024, the Company committed to an additional restructuring plan with similar objectives. The Company estimates that in the first half of 2024, it will incur pre-tax cash restructuring and related charges of approximately $6.5 million to $7.2 million, consisting primarily of severance payments, employee benefits, and related cash expenses, as well as an approximate $1.5 million non-cash stock-based compensation charge related to the vesting of share-based awards for employees who are terminated. The Company expects these actions will be substantially complete by the end of the second quarter of 2024.

In the first quarter of 2023, the Company began a review of its sales tax positions, and related accounting matters, with the assistance of outside consultants. As a result of the review, the Company determined during the second quarter of 2023 that sales in certain states were subject to sales tax and that the Company had not assessed such sales tax on sales of its services to customers. As of December 31, 2023 and 2022, the Company has recorded a sales tax accrual, which includes assumed maximum penalties and interest, of $6.7 million and $8.1 million, respectively.

14.
Commitments and Contingencies

The Company enters into purchase obligations in the normal course of doing business. The estimated annual minimum purchase commitments under those agreements were as follows for each of the years ending December 31:

(in thousands)
2024	$17,620
2025	11,520
2026	4,394
$33,534

From time to time, the Company is subject to various legal proceedings and claims, which arise during the ordinary course of business. The outcomes of such matters are not expected to have a material, adverse effect on the Company’s financial position, results of operations, and/or cash flows.

15.
Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income (“AOCI”) for the years ended December 31, 2023, 2022 and 2021, respectively.

(in thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Total
Balances as of December 31, 2020	$—	$—	$(131)	$(131)
Other comprehensive income before reclassifications	—	—	193	193
Balances as of December 31, 2021	$—	$—	$62	$62
Other comprehensive income (loss) before reclassifications	4,480	(135)	(566)	3,779
Amounts reclassified from AOCI	(173)	—	—	(173)
Balances as of December 31, 2022	$4,307	$(135)	$(504)	$3,668
Other comprehensive income before reclassifications	1,119	231	130	1,480
Amounts reclassified from AOCI	(3,039)	—	—	(3,039)
Balances as of December 31, 2023	$2,387	$96	$(374)	$2,109

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

Shares of Preferred Stock have not been issued at December 31, 2023. The board of directors may authorize one or more series of Preferred Stock (including convertible Preferred Stock) and will determine, with respect to any series of Preferred Stock, the voting rights, preferences, participation, or other special right and limitations.

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

Refer to Note 17. Equity-Based Compensation for further information on Class B Units.

Noncontrolling Interest

Definitive Healthcare Corp. operates and controls all of the business and affairs of Definitive OpCo, and through Definitive OpCo and its subsidiaries, conducts its business. Accordingly, Definitive Healthcare Corp. consolidates the financial results of Definitive OpCo, and reports the noncontrolling interests of its consolidated subsidiaries on its consolidated financial statements based on the LLC Units held by Continuing Pre-IPO LLC Members other than Definitive Healthcare Corp. Changes in Definitive Healthcare Corp.'s ownership interest in its consolidated subsidiaries are accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Units by such Continuing Pre-IPO LLC Members will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interests and increase or decrease additional paid-in capital in the Company’s consolidated balance sheets.

During the year ended December 31, 2023, 10,562,033 Definitive OpCo Units held by Continuing Pre-IPO LLC Members were exchanged for shares of Class A Common Stock of Definitive Healthcare Corp. pursuant to the terms of the Amended LLC Agreement. In addition, 1,300,786 restricted stock units vested and 438,840 shares were withheld to cover withholding tax obligations, resulting in the net issuance of 861,946 shares of Class A Common Stock of Definitive Healthcare Corp., for which LLC Units were issued on a one-for-one basis pursuant to the Definitive OpCo second amended and restated limited liability company agreement entered into in connection with the IPO.

As of December 31, 2023 and 2022, Definitive Healthcare Corp. held ownership interests in Definitive OpCo of 74.9% and 68.2%, respectively, and noncontrolling interests of 25.1% and 31.8%, respectively.

17.
Equity-Based Compensation

2021 Incentive Equity Plan

The Definitive Healthcare Corp. 2021 Equity Incentive Plan (the “2021 Plan”) was adopted in September 2021. The types of grants available under the 2021 Plan include stock options (both incentive and non-qualified), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and stock-based awards.

The aggregate number of shares of Class A Common Stock available for grant under the 2021 Plan was 7,284,174 shares at December 31, 2023. The outstanding RSUs granted under this plan have time-based and/or performance-based vesting criteria.

Time-Based RSUs

Outstanding time-based RSUs granted under the 2021 Plan generally vest partially on the one-year anniversary of each grant and quarterly over the subsequent two- or three-year period.

In connection with the restructuring plans announced in the first and third quarters of 2023, along with the departure of two management-level employees during the year, the Company accelerated the vesting of 99,662 previously unvested time-based RSUs. The incremental stock-based compensation expense resulting from the modifications was not material and any unvested time-based RSUs and PSUs held by the individuals were forfeited upon separation. None of the previously unvested PSUs were accelerated.

Similarly, during the fourth quarter of 2022, in connection with the departure of two management-level employees, the Company accelerated the vesting of 6,772 previously unvested time-based RSUs. The incremental stock-based compensation expense resulting from the modifications was not material and any unvested time-based RSUs and PSUs held by the individuals were forfeited upon separation. None of the previously unvested PSUs were accelerated.

The following table summarizes the Company's unvested time-based activity for the years ended December 31, 2023 and 2022:

	2023		2022
		Weighted		Weighted
	Restricted	Average Grant	Restricted	Average Grant
	Stock Units	Date Fair Value	Stock Units	Date Fair Value
Unvested at beginning of year	3,438,387	$24.82	1,935,899	$32.59
Granted	3,318,889	$12.55	2,457,991	$20.27
Vested	(1,300,786)	$23.91	(716,776)	$29.86
Forfeited	(535,023)	$18.48	(238,727)	$25.51
Unvested at end of year	4,921,467	$17.32	3,438,387	$24.82

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

In May 2022, the Company granted PSUs to a former member of the executive leadership team with performance criteria related to the relative ranking of the total stockholder return (“TSR”) of the Company’s common stock for the cumulative three-year performance period return relative to the TSR of certain peer companies within the Nasdaq Software & Services Index. TSR will be measured based on the 20-trading-day average closing stock price on the first day of the performance period compared to the 20-trading-day average closing stock price on the last day of such period, inclusive of applicable cash dividend payments. These PSUs subject to the performance criteria will cliff vest after three years, subject to the satisfaction of the performance criteria and the executive’s continued employment through the performance period. PSUs may vest in a range between 0% and 300%, based on the satisfaction of performance, and no shares will be issued if the minimum applicable performance metric is not achieved. As these PSUs vest based on the achievement of market conditions, the grant date fair values were determined using a Monte-Carlo valuation model. The Monte-Carlo valuation model considered a variety of potential future share prices for the Company as well as its peer companies in the selected market index. Expense for these awards is recognized ratably over the requisite service period based on the fair value of the award.

The following table summarizes the Company's unvested PSU activity for the years ended December 31, 2023 and 2022:

	2023		2022
		Weighted		Weighted
	Restricted	Average Grant	Restricted	Average Grant
	Stock Units	Date Fair Value	Stock Units	Date Fair Value
Unvested at beginning of year	125,000	$54.25	164,351	$27.00
Granted	635,632	$13.62	125,000	$54.25
Forfeited	(65,790)	$13.62	(164,351)	$27.00
Unvested at end of year	694,842	$20.93	125,000	$54.25

The number of PSUs awarded represents the target number of shares of common stock that may be earned; however, the actual number of shares may vary based on the satisfaction of performance criteria.

2023 Inducement Plan

The Definitive Healthcare Corp. 2023 Inducement Plan (the “Inducement Plan”) was adopted in September 2023 for the purpose of granting equity-based awards to individuals who were not previously employees or directors of the Company. The Inducement Plan provides for the grant of equity-based awards in the form of nonstatutory stock options, SARs, RSAs, RSUs, and dividend equivalent rights.

The aggregate number of shares of Class A Common Stock available for grant under the Inducement Plan was 887,819 shares at December 31, 2023. The outstanding RSUs granted under this plan have time-based and/or performance-based vesting criteria.

Time-Based RSUs

Outstanding time-based RSUs granted under the Inducement Plan generally vest partially in annual and quarterly increments over the subsequent two-, three-, or four-year period.

The following table summarizes the Company's unvested time-based activity for the year ended December 31, 2023:

	2023
		Weighted
	Restricted	Average Grant
	Stock Units	Date Fair Value
Unvested at beginning of year	—	$—
Granted	660,423	$7.11
Unvested at end of year	660,423	$7.11

Performance-Based RSUs

Outstanding PSUs granted under the Inducement Plan generally vest annually over three years subject to the achievement of certain performance targets and continued service. Expense for these awards is recognized when it becomes probable that performance measures triggering vesting will be achieved.

The following table summarizes the Company's unvested PSU activity for the years ended December 31, 2023:

	2023
		Weighted
	Restricted	Average Grant
	Stock Units	Date Fair Value
Unvested at beginning of year	—	$—
Granted	551,758	$9.10
Unvested at end of year	551,758	$9.10

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

In connection with the departure of three management-level employees during the year, the Company accelerated the vesting of 50,772 previously unvested Definitive OpCo units (held indirectly through AIDH Management Holdings, LLC). The incremental stock-based compensation expense was not material and any unvested Definitive OpCo units (held indirectly through AIDH Management Holdings, LLC) were forfeited upon separation.

Similarly, in connection with the departure of two management-level employees in 2022, the Company accelerated the vesting of 126,350 previously unvested Definitive OpCo units (held indirectly through AIDH Management Holdings, LLC), resulting in incremental stock-based compensation expense of approximately $1.8 million during the fourth quarter of 2022. Any unvested Definitive OpCo units (held indirectly through AIDH Management Holdings, LLC) were forfeited upon separation.

The following table summarizes the Company’s unvested unit activity.

	2023		2022
		Weighted		Weighted
	Non-Vested	Average Grant	Non-Vested	Average Grant
	Units	Date Fair Value	Units	Date Fair Value
Unvested at beginning of year	1,509,149	$2.03	2,756,406	$2.02
Vested	(806,128)	2.30	(1,060,385)	2.03
Forfeited	(108,368)	2.12	(186,872)	2.03
Unvested at end of year	594,653	$1.65	1,509,149	$2.03

Equity-Based Compensation Expense

Equity-based compensation expense is allocated to all departments in the accompanying consolidated statements of operations based on the recipients of the compensation. A summary of the expense by line item in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, is provided in the following table.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cost of revenue	$1,097	$942	$277
Sales and marketing	11,407	13,508	1,930
Product development	13,138	7,805	1,070
General and administrative	23,097	14,179	6,680
Total compensation expense	$48,739	$36,434	$9,957

The Company recognized $39.4 million in stock-based compensation expense associated with time-based RSUs in the year ended December 31, 2023, $27.0 million in the year ended December 31, 2022, and $4.4 million in the year ended December 31, 2021. Total unrecognized expense for these awards was estimated to be $71.6 million at December 31, 2023 and is expected to be recognized over a weighted-average period of approximately 2.4 years.

The Company recognized $4.6 million and $1.7 million in stock-based compensation expense associated with PSUs in the years ended December 31, 2023 and 2022, respectively. The Company did not recognize any expense associated with PSUs in the year ended December 31, 2021. Total unrecognized expense for these awards was estimated to be $8.6 million at December 31, 2023 and is expected to be recognized over a weighted-average period of approximately 1.7 years.

The Company recorded $4.7 million in stock-based compensation expense associated with Definitive OpCo units in the year ended December 31, 2023, $7.7 million during the year ended December 31, 2022, and $3.4 million during the year ended December 31, 2021. Total unrecognized expense for these units was estimated to be $2.6 million at December 31, 2023 and is expected to be recognized over a weighted-average period of approximately 0.8 years.

18.
Retirement Plan

The Company has a 401(k) plan covering all employees who have met certain eligibility requirements. The Company made matching contributions in accordance with the plan documents. The Company incurred $3.8 million, $3.4 million and $2.3 million in employer matching contributions during the years ended December 31, 2023, 2022 and 2021, respectively.

19.
Income Taxes

Income Tax Expense

U.S. and foreign components of income before income taxes were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Domestic	$(308,232)	$(37,054)	$(58,782)
Foreign	52	(4,823)	(3,985)
Loss before income taxes	$(308,180)	$(41,877)	$(62,767)

The components of the provision for income taxes are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current income taxes:
U.S. federal	$(63)	$82	$(7)
U.S. state and local	(28)	26	—
Foreign	251	—	—
Total current income taxes	$160	$108	$(7)
Deferred income taxes:
U.S. federal	$(11,225)	$(1,160)	$497
U.S. state and local	(7,208)	(15,904)	185
Foreign	(280)	(742)	(1,118)
Total deferred income taxes	$(18,713)	$(17,806)	$(436)
Income tax benefit	$(18,553)	$(17,698)	$(443)

Effective Income Tax Rate

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Expected U.S. federal income taxes at statutory rate	21.00%	21.00%	21.00%
Change in valuation allowance	(13.78)	(35.31)	(13.32)
State and local income taxes, net of federal benefit	2.35	37.87	(0.29)
Outside basis adjustment	0.26	17.82	9.23
Partnership income, not subject to taxation	(5.57)	(8.50)	(19.55)
Return to provision	0.18	3.73	3.54
TRA remeasurement	1.60	4.87	0.05
Research and development credits	0.15	1.34	0.16
Foreign rate differential	(0.03)	1.27	(0.02)
Stock compensation	—	(1.16)	—
Other	(0.14)	(0.67)	(0.09)
Effective income tax rate	6.02%	42.26%	0.71%

Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities were as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Deferred income tax assets:
Net operating loss carry forwards	$58,015	$52,534
Outside partnership basis difference	114,815	61,895
Tax receivable agreement	11,801	11,271
Stock compensation	7,892	—
Other	6,553	1,131
Deferred income tax assets	199,076	126,831
Less valuation allowance	(244,082)	(188,237)
Deferred income tax assets, net of valuation allowance	$(45,006)	$(61,406)
Deferred income tax liabilities:
Goodwill and intangibles	$(21,616)	$(14,126)
Deferred revenue and advances	(541)	(107)
Deferred income tax liabilities	(22,157)	(14,233)
Net deferred tax liabilities	$(67,163)	$(75,639)

	Year Ended December 31,
(in thousands)	2023	2022
Reported as:
Non-current deferred tax assets (included within Other assets)	$—	$98
Non-current deferred tax liabilities	(67,163)	(75,737)
Net deferred tax liabilities	$(67,163)	$(75,639)

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are paid or recovered.

The federal tax loss carryforward of $212.9 million has an unlimited carryforward period. The federal research and development tax credit carryforwards of $1.2 million expires in the years 2040 through 2043. The state tax loss carryforwards of $164.1 million expires at various times in years 2023 through indefinite. The state tax credit carryforwards of $0.3 million expires in the years 2037 through indefinite. The foreign tax loss carryforward of $14.2 million expires in the years 2030 through indefinite.

Management has assessed the realizability of deferred tax assets. Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has recorded a valuation allowance for all years on its net operating loss carryforwards, R&D credit carryforwards and other net deferred tax assets that remain after all sources of taxable income are exhausted, not supportable by the “naked credit” deferred tax liability sourced income as of December 31, 2023.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company remains subject to U.S. federal income tax examination for 2020 and subsequent years. For the majority of U.S. states, with few exceptions and generally for the foreign tax jurisdictions, the Company remains subject to examination for 2019 and subsequent years.

Uncertain Tax Positions

The Company recognizes the financial statement effects of tax positions when it is more-likely-than-not the position will be sustained upon examination. As of December 31, 2023 and 2022, the Company has not identified any uncertain tax positions and has not recognized any related reserves. Accordingly, the Company has not recorded any interest or penalties associated with uncertain tax positions.

Tax Receivable Agreement (“TRA”)

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

Under the TRA, the Company generally will be required to pay to the TRA Parties 85% of the amount of cash savings, if any, in U.S. federal, state, or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes acquired by Definitive Healthcare Corp. from the Blocker Companies in the Reorganization Transactions, (ii) certain tax basis adjustments resulting from (a) acquisitions by Definitive Healthcare Corp. of LLC Units from pre-IPO holders in connection with the IPO and (b) subsequent redemptions or exchanges of LLC Units by holders for Class A Common Stock or other consideration, and (iii) certain payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then the Company would not be required to make the related TRA Payments. Therefore, the Company only recognizes a liability for TRA Payments if it determines that it is probable that the Company will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. The realizability of the deferred tax assets is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. Based on current projections, the Company anticipates having sufficient taxable income to partially realize some of these benefits and has recorded a TRA liability of $147.1 million as of December 31, 2023. The TRA liability decreased by $8.0 million during the year ended December 31 2023, increasing $15.7 million with an offsetting adjustment to accumulated paid-in capital for current year LLC unit exchanges while concurrently decreasing by $23.5 million for remeasurement of the liability based on future realizability of tax attributes with an offsetting adjustment to statement of operations and $0.2 million of payments to TRA Parties. To the extent that the Company determines that it is able to realize the tax benefits associated with the basis adjustments and net operating losses, the Company would record an additional liability of $148.6 million, for a total liability of $295.7 million. Should the Company anticipate a reduction in future taxable income, it would record a reduction in the TRA liability that would result in a benefit recorded within the consolidated statements of operations.

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

The following table sets forth reconciliation of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock for the years ended December 31, 2023, 2022, and 2021. The reconciliation for 2021 reflects only the period from September 15, 2021 to December 31, 2021, which represents the period wherein the Company had outstanding Class A Common Stock.

	Year Ended
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Numerator:
Net loss	$(289,627)	$(24,179)	$(62,324)
Less: Net loss attributable to Definitive OpCo before Reorganization Transactions	—	—	(34,068)
Less: Net loss attributable to noncontrolling interests	(87,239)	(16,957)	(10,416)
Net loss attributable to Definitive Healthcare Corp.	$(202,388)	$(7,222)	$(17,840)

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock:

	Year Ended
(in thousands, except number of shares and per share amounts)	December 31, 2023	December 31, 2022	December 31, 2021
Basic net loss per share attributable to common stockholders
Numerator:
Allocation of net loss attributable to Definitive Healthcare Corp.	$(202,388)	$(7,222)	$(17,840)
Weighted average number of shares of Class A outstanding	112,764,537	101,114,105	91,916,151
Net loss per share, basic and diluted	$(1.79)	$(0.07)	$(0.19)

Shares of the Company's Class B Common Stock do not participate in the earnings or losses of Definitive Healthcare Corp. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented.

The following table presents potentially dilutive securities which were excluded from the computation of diluted net loss per share for the periods presented because their effects on net loss per share would have been anti-dilutive:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Definitive OpCo units (vested and unvested)	39,762,700	50,433,101	58,244,627
Restricted stock units	6,828,490	3,563,387	2,100,250

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

Revenues by geographic area presented based upon the location of the customer are as follows:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
United States	$239,457	$211,727	$158,727
Rest of world	11,958	10,926	7,427
Total revenues	$251,415	$222,653	$166,154

For a summary of our revenue disaggregated by service, refer to Note 4. Revenue.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. Long-lived assets by geographic area presented based upon the location of the assets are as follows:

(in thousands)	December 31, 2023	December 31, 2022
United States	$3,685	$3,911
Rest of world	786	553
Total long-lived assets	$4,471	$4,464

22.
Related Parties

The Company has engaged in revenue transactions within the ordinary course of business with entities affiliated with its Sponsors and with members of the Company’s board of directors. During each of the years ended December 31, 2023, 2022, and 2021, the Company recorded revenue from related parties of $1.4 million, $1.5 million and $1.0 million, respectively. The associated receivables for the revenue transactions amounted to $0.9 million, $0.8 million, and $0.6 million at December 31, 2023, 2022, and 2021, respectively.

23.
Subsequent Events

On January 3, 2024, the Company committed to a restructuring plan (the “2024 Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. The 2024 Plan provided for a reduction of the Company’s current workforce by 154 people.

The Company estimates that in the first half of 2024 it will incur pre-tax cash restructuring and related charges to its GAAP financial results of approximately $6.5 million to $7.2 million, consisting primarily of severance payments, employee benefits, and related cash expenses, as well as an approximate $1.5 million non-cash charge related to the vesting of share-based awards for employees who are terminated. The Company expects the 2024 Plan will be substantially complete by the end of the second quarter of 2024.

The estimates of the charges and expenditures that the Company expects to incur in connection with the 2024 Plan, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the 2024 Plan.

On January 16, 2024, the Company completed the purchase of assets comprising the Carevoyance business line of H1 Insights, Inc., a product that helps MedTech customers to improve segmentation, targeting, and prospect engagement for $14.0 million, subject to closing adjustments. The initial accounting for the business combination is incomplete as a result of the timing of the acquisition.