Form 10-Q
period 2024-03-31
Definitive Healthcare Corp.
filed 2024-05-07
CIK 1861795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 2, 2024, the number of outstanding shares of the registrant’s Class A Common Stock was 117,934,713 shares.

Definitive Healthcare Corp.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2024

GLOSSARY

As used in this Quarterly Report on Form 10-Q, the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise. References in this Form 10-Q to “Definitive Healthcare Corp.” refer to Definitive Healthcare Corp. and not to any of its subsidiaries unless the context indicates otherwise. References in this Form 10-Q to “Definitive Healthcare”, “Definitive”, the “Company”, “we”, “us”, and “our” refer to Definitive Healthcare Corp. and its consolidated subsidiaries unless the context indicates otherwise.

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
•
“ARR” refers to annual recurring revenue as of period end, which is calculated by aggregating annual subscription revenue from committed contractual amounts for all existing customers during that period. ARR may also include, in rare circumstances, existing customers with expired contracts who have provided oral or written commitments to renew.
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
•
“NDR” or “Net Dollar Retention Rate” refers to net dollar retention rate, which we calculate as the percentage of ARR retained from existing customers across a defined period, after accounting for upsell, down-sell, pricing changes, and churn. We calculate net dollar retention as beginning ARR for a period, plus (i) expansion ARR (including, but not limited to, upsell and pricing increases), less (ii) churn (including, but not limited to, non-renewals and contractions), divided by (iii) beginning ARR for the same period.
•
“Populi” refers to Populi, Inc., a Delaware corporation.
•
“Pre-IPO LLC Members” refers to certain affiliates of Spectrum Equity, Jason Krantz, DH Holdings, AIDH Management Holdings, LLC, certain affiliates of Advent, and certain other minority equity holders of Definitive OpCo prior to the Reorganization Transactions.
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
•
“Sponsors” refers collectively to Advent, and Spectrum Equity.
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

For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 28, 2024, and Part II, Item 1A in this Quarterly Report and the other cautionary statements that are included elsewhere in this Quarterly Report and in our public filings, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any forward-looking statement made by us speaks only as of the date on which we make it. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$105,994	$130,976
Short-term investments	189,174	177,092
Accounts receivable, net	56,655	59,249
Prepaid expenses and other assets	13,296	13,120
Deferred contract costs	13,598	13,490
Total current assets	378,717	393,927
Property and equipment, net	4,100	4,471
Operating lease right-of-use assets, net	9,022	9,594
Other assets	1,978	2,388
Deferred contract costs	16,219	17,320
Intangible assets, net	317,972	323,121
Goodwill	1,082,137	1,075,080
Total assets	$1,810,145	$1,825,901
Liabilities and Equity
Current liabilities:
Accounts payable	4,895	5,787
Accrued expenses and other liabilities	35,950	51,529
Deferred revenue	108,078	97,377
Term loan	13,750	13,750
Operating lease liabilities	2,307	2,239
Total current liabilities	164,980	170,682
Long term liabilities:
Deferred revenue	9	9
Term loan	239,267	242,567
Operating lease liabilities	8,690	9,372
Tax receivable agreements liability	125,150	127,000
Deferred tax liabilities	66,615	67,163
Other liabilities	10,403	9,934
Total liabilities	615,114	626,727

Equity:
Class A Common Stock, par value $0.001, 600,000,000 shares authorized, 117,790,025 and 116,562,252 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	118	117
Class B Common Stock, par value $0.00001, 65,000,000 shares authorized, 39,664,004 and 39,238,832 shares issued and outstanding, respectively, at March 31, 2024, and 39,762,700 and 39,168,047 shares issued and outstanding, respectively, at December 31, 2023	—	—
Additional paid-in capital	1,095,482	1,086,581
Accumulated other comprehensive income	1,658	2,109
Accumulated deficit	(236,968)	(227,450)
Noncontrolling interests	334,741	337,817
Total equity	1,195,031	1,199,174
Total liabilities and equity	$1,810,145	$1,825,901

See notes to condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$63,480	$59,201
Cost of revenue:
Cost of revenue exclusive of amortization	9,736	8,552
Amortization	3,362	3,354
Gross profit	50,382	47,295
Operating expenses:
Sales and marketing	21,760	23,423
Product development	10,132	9,884
General and administrative	16,883	14,079
Depreciation and amortization	9,322	9,590
Transaction, integration, and restructuring expenses	8,534	2,590
Total operating expenses	66,631	59,566
Loss from operations	(16,249)	(12,271)
Other income (expense), net:
Interest income	3,927	2,834
Interest expense	(3,816)	(3,614)
Gain (loss) on remeasurement of tax receivable agreement liability	2,267	(3,552)
Other income (expense), net	373	(79)
Total other income (expense), net	2,751	(4,411)
Net loss before income taxes	(13,498)	(16,682)
Benefit from income taxes	780	710
Net loss	(12,718)	(15,972)
Less: Net loss attributable to noncontrolling interests	(3,200)	(3,909)
Net loss attributable to Definitive Healthcare Corp.	$(9,518)	$(12,063)
Net loss per share of Class A Common Stock:
Basic and diluted	$(0.08)	$(0.11)
Weighted average Class A Common Stock outstanding:
Basic and diluted	117,433,520	108,234,043

See notes to condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(12,718)	$(15,972)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(181)	19
Unrealized (loss) gain on available-for-sale securities	(164)	89
Unrealized loss on interest rate hedging instruments	(240)	(1,355)
Comprehensive loss	(13,303)	(17,219)
Less: Comprehensive loss attributable to noncontrolling interests	(3,334)	(4,281)
Comprehensive loss attributable to Definitive Healthcare Corp.	$(9,969)	$(12,938)

See notes to condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

(in thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Amount	Stock	Amount	Capital	Deficit	Income	Interests	Equity
Balance at January 1, 2024	116,562,252	$117	39,762,700	$—	$1,086,581	$(227,450)	$2,109	$337,817	$1,199,174
Net loss	—	—	—	—	—	(9,518)	—	(3,200)	(12,718)
Other comprehensive loss	—	—	—	—	—	—	(451)	(134)	(585)
Vested incentive units	—	—	—	—	(784)	—	—	784	—
Issuance of Class A Common Stock upon vesting of RSUs	1,822,506	2	—	—	2,532	—	—	(2,534)	—
Shares withheld related to net share settlement	(646,041)	(1)	—	—	(5,805)	—	—	—	(5,806)
Effect of LLC unit exchanges	51,308	—	(51,308)	—	1,276	—	—	(1,892)	(616)
Forfeited unvested incentive units	—	—	(47,388)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	11,682	—	—	3,900	15,582
Balance at March 31, 2024	117,790,025	$118	39,664,004	$—	$1,095,482	$(236,968)	$1,658	$334,741	$1,195,031

							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Stock	Amount	Stock	Amount	Capital	Deficit	Income	Interests	Equity
Balance at January 1, 2023	105,138,273	105	50,433,101	—	970,207	(25,062)	3,668	533,027	1,481,945
Net loss	—	—	—	—	—	(12,063)	—	(3,909)	(15,972)
Other comprehensive loss	—	—	—	—	—	—	(875)	(372)	(1,247)
Vested incentive units	—	—	—	—	(505)	—	—	505	—
Issuance of Class A Common Stock upon vesting of RSUs	380,676	—	—	—	828	—	—	(828)	—
Shares withheld related to net share settlement	(127,829)	—	—	—	(1,530)	—	—	—	(1,530)
Effect of LLC unit exchanges	4,771,545	5	(4,771,545)	—	41,881	—	—	(52,352)	(10,466)
Forfeited unvested incentive units	—	—	(34,623)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	7,811	—	—	3,317	11,128
Balance at March 31, 2023	110,162,665	$110	45,626,933	$—	$1,018,692	$(37,125)	$2,793	$479,388	$1,463,858

See notes to condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows provided by (used in) operating activities:
Net loss	$(12,718)	$(15,972)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	554	513
Amortization of intangible assets	12,130	12,431
Amortization of deferred contract costs	3,692	2,860
Equity-based compensation	15,582	11,128
Amortization of debt issuance costs	176	176
Provision for doubtful accounts receivable	211	22
Non-cash impairment charges related to office leases	—	157
Tax receivable agreement remeasurement	(2,267)	3,552
Changes in fair value of contingent consideration	270	—
Deferred income taxes	(847)	(773)
Changes in operating assets and liabilities:
Accounts receivable	2,999	6,966
Prepaid expenses and other assets	(1,399)	(3,796)
Deferred contract costs	(2,699)	(4,021)
Contingent consideration	(602)	—
Accounts payable, accrued expenses, and other liabilities	(8,231)	(3,855)
Deferred revenue	9,738	5,569
Net cash provided by operating activities	16,589	14,957
Cash flows (used in) provided by investing activities:
Purchases of property, equipment, and other assets	(266)	(1,338)
Purchases of short-term investments	(83,826)	(90,252)
Maturities of short-term investments	73,588	58,120
Cash paid for acquisitions, net of cash acquired	(13,530)	—
Net cash used in investing activities	(24,034)	(33,470)
Cash flows used in financing activities:
Repayments of term loans	(3,438)	(1,719)
Taxes paid related to net share settlement of equity awards	(5,806)	(1,530)
Payment of contingent consideration	(1,000)	—
Payments under tax receivable agreement	(6,950)	(246)
Payments of equity offering issuance costs	—	(30)
Net cash used in financing activities	(17,194)	(3,525)
Net decrease in cash and cash equivalents	(24,639)	(22,038)
Effect of exchange rate changes on cash and cash equivalents	(343)	65
Cash and cash equivalents, beginning of period	130,976	146,934
Cash and cash equivalents, end of period	$105,994	$124,961
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$3,642	$3,475
Income taxes	$—	$79
Acquisitions:
Net assets acquired, net of cash acquired	$13,675	$—
Working capital adjustment receivable	(145)	—
Net cash paid for acquisitions	$13,530	$—
Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accrued expenses and other liabilities	$—	$333

See notes to condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Description of Business and Organization

Definitive Healthcare Corp. (the “Company”) was formed on May 5, 2021 as a Delaware corporation to facilitate an initial public offering (“IPO”) and other related transactions to carry on the business of AIDH TopCo, LLC (“Definitive OpCo”). Following consummation of the Reorganization Transactions as described below, Definitive OpCo became a subsidiary of Definitive Healthcare Corp. The Company, through its operating subsidiaries, provides comprehensive and up-to-date hospital and healthcare-related information and insight across the entire healthcare continuum via a multi-tenant software-as-a-service (“SaaS”) platform which combines proprietary and public sources to deliver insights. The Company is headquartered in Framingham, Massachusetts.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with rules applicable to quarterly financial information. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative nongovernmental GAAP as found in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered, in the opinion of management, necessary for a fair presentation of the unaudited interim condensed consolidated financial statements for these interim periods have been included.

Refer to Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements in the 2023 Form 10-K for the Company’s significant accounting policies and estimates.

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

Restatement of Previously Issued Financial Statements

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024, the Company filed an Amendment No. 1 on Form 10-Q/A to amend the Quarterly Report on Form 10-Q for the three months ended March 31, 2023 with the SEC on August 14, 2023 to restate the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022.

The restated prior-year results are reflected in the condensed consolidated financial results disclosed within this Quarterly Report on Form 10-Q.

2. Acquisitions

Carevoyance

On January 16, 2024, the Company completed the purchase of assets comprising the Carevoyance business line of H1 Insights, Inc. (“Carevoyance”), a product that helps medical technology (“MedTech”) customers to improve segmentation, targeting, and prospect engagement, for $13.7 million in cash consideration. The Carevoyance assets meet the definition of a business and accordingly, the Company has accounted for the Carevoyance transaction under the acquisition method. The assets acquired and liabilities assumed were recorded at their estimated fair values and the results of operations were included in the Company’s consolidated results prospectively from the acquisition date.

The purchase price allocations for the Carevoyance acquisition are provisional and are based on the information that was available as of the acquisition date to estimate the fair values of assets acquired and liabilities assumed. The Company is gathering and reviewing additional information necessary to finalize the values assigned to the acquired assets and liabilities assumed, as well as acquired identified intangible assets and goodwill. Therefore, the provisional measurements of fair values reported as of March 31, 2024 are subject to change. The Company is expected to finalize the purchase price allocations as soon as practicable, but no later than one year from the acquisition date. Acquisition-date fair values of assets and liabilities pertaining to this business combination have been allocated as follows:

(in thousands)
Purchase price allocation:	Preliminary
Accounts receivable	$605
Intangible assets	7,000
Deferred revenue	(987)
Total assets acquired and liabilities assumed	6,618
Goodwill	7,057
Purchase price	$13,675

As a result of the Carevoyance acquisition, the Company recorded goodwill, developed technology, customer relationships, and tradename of $7.1 million, $6.8 million, $0.2 million, and $0.1 million, respectively, as of the acquisition date. The goodwill recognized includes the fair value of the assembled workforce, which is not recognized as an intangible asset separable from goodwill, and any expected synergies gained through the acquisition. The Company determined that the goodwill resulting from the acquisition is deductible for tax purposes. All goodwill has been allocated to the Company’s one reportable segment.

The developed technology represents Carevoyance’s proprietary solutions that are designed to assist MedTech customers with improving segmentation, targeting, and prospect engagement. The Company used the income approach, specifically the multi-period excess earnings method, to determine the value of developed technology. Significant assumptions include an obsolescence factor, tax rate, and discount rate. The developed technology was valued at $6.8 million and is amortized using the economic value method, which represents the pattern of cash flows over the estimated 7-year life of this asset.

Customer relationships represent the estimated fair value of the underlying relationships with the acquired entity’s business customers. The Company valued customer relationships using the income approach, specifically the multi-period excess earnings method. Significant assumptions include estimated attrition rates, discount rates, and tax rates reflecting the different risk profiles of the asset depending upon the acquisition. The value assigned to customer relationships is $0.2 million and is amortized using the straight-line method over the estimated remaining useful life of 5 years.

The tradename represents the estimated fair value of the registered trade name associated with the Carevoyance corporate brand. The Company estimated the fair value of the trademark using a relief from royalty method of the income approach. Significant assumptions include forecast of royalty rate, tax rate, and discount rate. The trademark was valued at $0.1 million and is amortized using the straight-line method over the estimated remaining useful life of 2 years.

In total, intangible assets acquired in the Carevoyance acquisition are estimated to be amortized over a weighted average of 6.9 years. See Note 7. Goodwill and Intangible Assets for the estimated total intangible amortization expense during the next five years.

In connection with the acquisition, the Company recognized acquisition related costs of $0.1 million which were recorded within transaction, integration, and restructuring expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2024.

During the three months ended March 31, 2024, Carevoyance’s post-acquisition revenue and net loss on a standalone basis were not material.

Populi, Inc.

On July 21, 2023, the Company completed the acquisition of Populi, Inc. (“Populi”), a provider-focused data and analytics company that works with healthcare organizations to optimize physician relationships, reduce network leakage, and expand market share, for total estimated consideration of $54.1 million, consisting of approximately $46.4 million of cash paid at closing, $0.1 reimbursement from sellers for working capital adjustments, and up to $28.0 million of contingent consideration, with an initial estimated fair value of $7.8 million. The contingent consideration relates to earn-out payments that may be paid subject to meeting certain revenue metrics during calendar years 2024 and 2025. In addition to the purchase consideration and pursuant to holdback agreements with certain key Populi employees, the Company agreed to pay $4.8 million to certain key Populi employees in quarterly installments beginning on December 31, 2023, and continuing through September 30, 2025. The payout of the holdback is subject to continued employment, and therefore recognized as compensation expense over the requisite service period as a component of transaction, integration and restructuring expenses in the accompanying condensed consolidated statements of operations. The assets acquired and liabilities assumed were recorded at their estimated fair values and the results of operations were included in the Company’s consolidated results as of the acquisition date.

The consideration transferred for the transaction is summarized as follows:

(in thousands)
Cash consideration paid at closing	$46,446
Working capital adjustment	(145)
Contingent consideration	7,800
Purchase price	$54,101

The contingent consideration is based on the achievement of certain revenue metrics during the two-year period following the acquisition date, with potential earn-out payouts ranging from $0 to $28.0 million. The Company estimated the fair value of the contingent consideration to be $7.8 million as of July 21, 2023, based on the estimated achievement of the revenue metrics and time to payment. The contingent consideration was recorded in Other liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2024. Refer to Note 11. Fair Value Measurements.

The Company finalized the purchase price allocations of the Populi acquisition during the three months ended March 31, 2024. Acquisition-date fair values of assets and liabilities pertaining to this business combination have been allocated as follows:

(in thousands)
Purchase price allocation:	Preliminary, as originally reported	Measurement period adjustments	As adjusted
Cash	$1,423	$—	$1,423
Accounts receivable	2,662	—	2,662
Prepaid expenses and other assets	153	—	153
Property and equipment	42	—	42
Intangible assets	22,830	(500)	22,330
Accounts payable and accrued expenses	(3,316)	—	(3,316)
Deferred revenue	(4,010)	—	(4,010)
Other liabilities	(2,354)	(576)	(2,930)
Total assets acquired and liabilities assumed	17,430	(1,076)	16,354
Goodwill	36,652	1,095	37,747
Purchase price	$54,082	$19	$54,101

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

In total, intangible assets acquired in the Populi acquisition are estimated to be amortized over a weighted average of 7.2 years. See Note 7. Goodwill and Intangible Assets for the estimated total intangible amortization expense during the next five years.

In connection with the acquisition, the Company recognized acquisition related costs of $0.7 million which were recorded within transaction, integration, and restructuring expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2024.

Unaudited Pro Forma Supplementary Data as if the Populi acquisition had occurred on January 1, 2023:

Three Months Ended March 31, 2023
(in thousands)
Revenue	$60,675
Net loss	(18,451)

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the acquisition actually taken place on January 1, 2023. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the acquisition.

3. Revenue

The Company disaggregates revenue from its arrangements with customers by type of service as it believes these categories best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following table represents a disaggregation of revenue from arrangements with customers for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
(in thousands)	2024	2023
Subscription services	$61,752	$58,517
Professional services	1,728	684
Total revenue	$63,480	$59,201

The opening and closing balances of the Company’s receivables, deferred contract costs and contract liabilities from contracts with customers are as follows:

(in thousands)	March 31, 2024	December 31, 2023
Accounts receivable, net	$56,655	$59,249
Deferred contract costs, current portion	13,598	13,490
Deferred contract costs, long-term	16,219	17,320
Deferred revenues	108,087	97,386

Deferred Contract Costs

A summary of the activity impacting the deferred contract costs for the three months ended March 31, 2024 and the year ended December 31, 2023 is presented below:

(in thousands)	Three Months Ended March 31, 2024	Twelve Months Ended December 31, 2023
Balance at beginning of period	$30,810	$24,983
Costs amortized	(3,692)	(12,963)
Additional amounts deferred	2,699	18,790
Balance at end of period	29,817	30,810
Classified as:
Current	13,598	13,490
Non-current	16,219	17,320
Total deferred contract costs (deferred commissions)	$29,817	$30,810

Contract Liabilities

A summary of the activity impacting deferred revenue balances during the three months ended March 31, 2024 and for the year ended December 31, 2023 is presented below:

(in thousands)	Three Months Ended March 31, 2024	Twelve Months Ended December 31, 2023
Balance at beginning of period	$97,386	$99,928
Revenue recognized	(63,480)	(251,415)
Additional amounts deferred	74,181	248,873
Balance at end of period	$108,087	$97,386

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

The remaining performance obligations consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Current	$182,066	$187,331
Non-current	88,282	89,636
Total	$270,348	$276,967

4. Short-term Investments

Short-term investments classified as available-for-sale consisted of the following:

	March 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
US Treasuries	$54,542	$2	$(59)	$54,485
Commercial paper	105,519	18	(65)	105,472
Certificates of deposit	29,210	14	(7)	29,217
Total short-term investments	$189,271	$34	$(131)	$189,174

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
US Treasuries	$62,486	$20	$(45)	$62,461
Corporate Bonds	2,314	10	—	2,324
Commercial Paper	94,269	85	(18)	94,336
Certificates of Deposit	17,954	19	(2)	17,971
Total short-term investments	$177,023	$134	$(65)	$177,092

All short-term investments had stated maturity dates of less than one year. Included in the amortized cost as of March 31, 2024 and December 31, 2023 is net accumulated accretion of $2.2 million and $2.8 million, respectively. Interest accretion on short-term investments was $2.0 million and $1.8 million during the three months ended March 31, 2024 and 2023, respectively.

5. Accounts Receivable

Accounts receivable consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Accounts receivable	$58,193	$60,206
Unbilled receivable	602	1,346
	58,795	61,552
Less: allowance for credit losses	(2,140)	(2,303)
Accounts receivable, net	$56,655	$59,249

6. Property and Equipment

Property and equipment consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Computers and software	$7,106	$6,921
Furniture and equipment	1,152	1,172
Leasehold improvements	2,330	2,338
	10,588	10,431
Less: accumulated depreciation and amortization	(6,488)	(5,960)
Property and equipment, net	$4,100	$4,471

Depreciation and amortization expense associated with property and equipment was $0.6 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

7. Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets, as of March 31, 2024 and December 31, 2023, consisted of the following:

	March 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$410,390	$(171,776)	$238,614
Developed technologies	85,116	(36,146)	48,970
Tradenames	36,093	(9,935)	26,158
Database	50,209	(45,979)	4,230
Total finite-lived intangible assets	581,808	(263,836)	317,972
Goodwill	1,082,137	—	1,082,137
Total goodwill and intangible assets	$1,663,945	$(263,836)	$1,400,109

	December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$410,210	$(163,586)	$246,624
Developed technologies	78,434	(33,769)	44,665
Tradenames	36,062	(9,379)	26,683
Database	50,221	(45,072)	5,149
Total finite-lived intangible assets	574,927	(251,806)	323,121
Goodwill	1,075,080	—	1,075,080
Total goodwill and intangible assets	$1,650,007	$(251,806)	$1,398,201

Amortization expense associated with finite-lived intangible assets was $12.1 million and $12.4 million for the three months ended March 31, 2024 and 2023, respectively, of which $3.3 million and $3.4 million was included in cost of revenue for each respective period.

Estimated total intangible amortization expense during the next five years and thereafter is as follows:

(in thousands)
2024, excluding the three months ended March 31, 2024	$36,661
2025	47,013
2026	40,838
2027	34,942
2028	30,778
Thereafter	127,740
Total	$317,972

The Company determined it had one reporting unit.

Goodwill consisted of the following:

(in thousands)	Three Months Ended March 31, 2024	Twelve Months Ended December 31, 2023
Goodwill - beginning of period	$1,075,080	$1,324,733
Goodwill acquired during period	7,057	37,747
Goodwill impairment loss	—	(287,400)
Goodwill - end of period	$1,082,137	$1,075,080

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Payroll and payroll-related	$8,023	$12,805
Tax receivable agreement, current portion	13,145	20,095
Contingent consideration, current	—	1,602
Sales, franchise, and other taxes	7,028	9,526
Other	7,754	7,501
Accrued expenses and other liabilities	$35,950	$51,529

On January 3, 2024, the Company committed to a restructuring plan (the “2024 Restructuring Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. The 2024 Restructuring Plan provided for a reduction of the Company’s current workforce by approximately 150 people. During the three months ended March 31, 2024, the Company incurred restructuring and related charges of $7.2 million, consisting of severance payments, employee benefits and related cash expenses. As of March 31, 2024, $2.0 million of severance and separation benefits is included in accrued expenses and other liabilities in the condensed consolidated balance sheets and the Company expects these payments will be made over the next nine months. The Company expects to incur additional restructuring and related charges associated with the 2024 Restructuring Plan of $0.5 million during the second quarter of 2024.

9. Long-Term Debt

Long-term debt consisted of the following as of March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$254,375	$(1,358)	$253,017
Less: current portion of long-term debt			13,750
Long-term debt			$239,267

	December 31, 2023
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$257,813	$(1,496)	$256,317
Less: current portion of long-term debt			13,750
Long-term debt			$242,567

During the three months ended March 31, 2024, the Company repaid $3.4 million in outstanding principal of the 2021 Term Loan (as defined below).

2021 Credit Agreement

In September 2021, DH Holdings entered into a credit agreement (the “2021 Credit Agreement”) with Bank of America, N.A., as administrative agent, the other lenders party thereto and the other parties specified therein. The 2021 Credit Agreement provides for (i) a $275.0 million term loan A facility (the “2021 Term Loan”) and (ii) a $75.0 million revolving credit facility (the “2021 Revolving Line of Credit” and, together with the 2021 Term Loan, collectively, the “2021 Credit Facilities”), the proceeds of which were used to repay a portion of the indebtedness outstanding under a previous credit agreement. Both the 2021 Term Loan and the 2021 Revolving Line of Credit mature on September 17, 2026. The 2021 Credit Facilities include customary affirmative, negative, and financial covenants. The 2021 Credit Facilities are guaranteed by all of DH Holdings’ wholly owned domestic restricted subsidiaries and AIDH Buyer, LLC, a Delaware limited liability company and the direct parent company of DH Holdings, in each case, subject to customary exceptions, and are secured by a lien on substantially all of the assets of DH Holdings and the guarantors, including a pledge of the equity of DH Holdings, in each case, subject to customary exceptions.

The 2021 Term Loan is subject to annual amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on December 31, 2021 (the “Initial Amortization Date”), equal to approximately 2.5% per annum of the principal amount of the term loans in the first year and second year after the Initial Amortization Date and approximately 5.0% per annum of the principal amount of the term loans in the third year, fourth year, and fifth year after the Initial Amortization Date. A balloon payment of approximately $220.0 million will be due at the maturity of the 2021 Term Loan. There was $254.4 million outstanding on the 2021 Term Loan at March 31, 2024.

DH Holdings is required to pay the lenders under the 2021 Credit Agreement an unused commitment fee of between 0.25% and 0.30% per annum on the undrawn commitments under the 2021 Revolving Line of Credit, depending on the total net leverage ratio, quarterly in arrears. The expense is included in interest expense in the statements of operations. There was no outstanding balance on the 2021 Revolving Line of Credit at March 31, 2024. In September 2023, the lessor of the Company’s corporate headquarters transitioned from one entity to another. As a result, in December 2023, in lieu of a security deposit, the Company provided a standby letter of credit of $0.6 million, which reduced the amount available under our revolving credit facility to $74.4 million as of March 31, 2024.

For both the 2021 Term Loan and 2021 Revolving Line of Credit, DH Holdings may elect from several interest rate options based on the LIBO Rate or the Base Rate plus an applicable margin. The applicable margin is based on the total leverage ratio beginning in the fiscal year ended December 31, 2022. As of March 31, 2024, the effective interest rate was 7.18%.

On October 31, 2022, the Company amended the 2021 Credit Agreement to replace the LIBO rate with Term Secured Overnight Financing Rate (“SOFR”) plus an applicable rate.

In connection with the 2021 Credit Agreement, the Company capitalized financing costs totaling $3.5 million, $2.8 million for the 2021 Term Loan facility and $0.8 million for the 2021 Revolving Line of Credit. The financing costs associated with the 2021 Term Loan facility are recorded as a contra-debt balance in Term loan, net of current portion in the condensed consolidated balance sheets and are amortized over the remaining life of the loan using the effective interest method. The financing costs associated with the 2021 Revolving Line of Credit are recorded in Other assets in the condensed consolidated balance sheet are amortized over the life of the arrangement. At March 31, 2024 and December 31, 2023, the unamortized financing costs were $0.4 million.

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

Cash Flow Hedges of Interest Rate Risk

The Company entered into two interest rate swap agreements, effective on March 31, 2022. Until October 31, 2022, the counterparties to each of the agreements paid the Company interest at a floating rate on the notional amounts based on the one-month USD-LIBO swap rate. On October 31, 2022, in conjunction with the amendment to the 2021 Credit Agreement (See Note 9. Long-Term Debt), the Company amended the two interest rate swap agreements to replace the LIBO rate with Term SOFR. As a result, subsequent to October 31, 2022, the counterparties paid and will continue to pay interest at a floating rate based on Term SOFR.

As of March 31, 2024, the two outstanding interest rate swap agreements each had a notional value of $63.6 million with fixed interest rates of 1.90650% and 1.90900%. Interest payments under the swaps are made monthly on a net settlement basis. The Company has not recorded any amounts due to ineffectiveness for the period ended March 31, 2024. The notional value of each interest rate swap agreement is expected to match the corresponding principal amount of a portion of our borrowings under the 2021 Term Loan. The swap agreements mature on March 31, 2025.

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

The fair values of the interest rate swaps and their respective locations in our condensed consolidated balance sheets at March 31, 2024 and December 31, 2023 were as follows:

(in thousands)
Description	Balance Sheet Location	March 31, 2024	December 31, 2023
Short-term derivative asset	Prepaid expenses and other assets	$3,694	$3,426
Long-term derivative asset	Other assets	—	509

11. Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants on the measurement date, and establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value as follows:

Level 1 – Observable inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Other inputs that are directly or indirectly observable in the marketplace.

Level 3 – Unobservable inputs that are supported by little or no market activity, including the Company’s own assumptions in determining fair value.

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

Debt

The Company’s short- and long-term debt are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The carrying values and estimated fair values of the Company’s short- and long-term debt approximate their carrying values as of March 31, 2024 and December 31, 2023, based on interest rates currently available to the Company for similar borrowings.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of its derivatives held as of March 31, 2024 and December 31, 2023 were classified as Level 2 in the fair value hierarchy.

Contingent consideration

The deferred consideration resulting from the acquisition of Populi in the third quarter of 2023, which is subject to meeting certain revenue metrics during calendar years 2024 and 2025, is measured at fair value on a recurring basis. The fair value was estimated based on the present value of the amount expected to be paid at the end of the measurement period. At March 31, 2024, the fair value of the contingent consideration associated with this acquisition was estimated to be $9.0 million and was included in other long-term liabilities on the condensed consolidated balance sheets.

The contingent consideration that resulted from the earnout associated with the acquisition of Analytical Wizards Inc. in February 2022, which was included in accrued expenses and other liabilities in the condensed consolidated balance sheets as of December 31, 2023, was paid during the three months ended March 31, 2024.

Earnout liabilities are classified within Level 3 in the fair value hierarchy because the methodology used to develop the estimated fair value includes significant unobservable inputs reflecting management’s own assumptions. The table below presents a reconciliation of earnout liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	March 31, 2024	December 31, 2023
Balance at beginning of period	$10,352	$2,250
Additions	—	7,800
Net change in fair value and other adjustments	270	302
Payments	(1,602)	—
Balance at end of period	$9,020	$10,352

Non-recurring fair value measurements

Certain assets and liabilities, including property, plant, and equipment, lease right-of-use assets, goodwill, and other intangible assets, are measured at fair value on a non-recurring basis. These assets are remeasured when the derived fair value is below the carrying value on the Company’s condensed consolidated balance sheet. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. When impairment has occurred, the Company measures the required charges and adjusts the carrying value as discussed in Note 2. Summary of Significant Accounting Policies of the notes to the consolidated financial statements in the Company’s 2023 Form 10-K.

At March 31, 2024 and December 31, 2023, assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$24,044	$24,044	$—	$—
Short-term investments:
U.S. Treasuries	54,485	—	54,485	—
Commercial paper	105,473	—	105,473	—
Certificates of deposit	29,216	—	29,216	—
Prepaid expenses and other assets:
Interest rate swap contracts	3,694	—	3,694	—
Liabilities:
Contingent consideration	9,020	—	—	9,020

	December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$87,869	$87,869	$—	$—
Commercial paper (maturities less than 90 days)	4,227	—	4,227	—
Certificates of deposit (maturities less than 90 days)	1,000	—	1,000	—
Short-term investments:
U.S. treasuries	62,461	—	62,461	—
Corporate bonds	2,324	—	2,324	—
Commercial paper	94,336	—	94,336	—
Certificates of deposit	17,971	—	17,971	—
Prepaid expenses and other assets:
Interest rate swap contracts	3,426	—	3,426	—
Other assets:
Interest rate swap contracts	509	—	509	—
Liabilities:
Contingent consideration	10,352	—	—	10,352

At March 31, 2024 and December 31, 2023, except for the contingent consideration noted above, the estimated fair values of all of the Company’s financial assets and liabilities subject to the three-level fair value hierarchy approximated their carrying values due to their short-term maturities (less than 12 months).

12. Noncontrolling Interest

Definitive Healthcare Corp. operates and controls all of the business and affairs of Definitive OpCo, and through Definitive OpCo and its subsidiaries, conducts its business. Accordingly, Definitive Healthcare Corp. consolidates the financial results of Definitive OpCo, and reports the noncontrolling interests of its consolidated subsidiaries on its condensed consolidated financial statements based on the LLC Units held by Continuing Pre-IPO LLC Members other than Definitive Healthcare Corp. Changes in Definitive Healthcare Corp.’s ownership interest in its consolidated subsidiaries are accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Units by such Continuing Pre-IPO LLC Members will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interests and increase or decrease additional paid-in capital in the Company’s Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2024, 51,308 LLC Units held by Continuing Pre-IPO LLC Members were exchanged for shares of Class A Common Stock of Definitive Healthcare Corp. pursuant to the terms of the Amended LLC Agreement. In addition, 1,822,506 restricted stock units vested and 646,041 shares were withheld to cover withholding tax obligations, resulting in the net issuance of 1,176,465 shares of Class A Common Stock of Definitive Healthcare Corp., for which LLC Units were issued on a one-for-one basis pursuant to the Definitive OpCo second amended and restated limited liability company agreement entered into in connection with the IPO.

As of March 31, 2024 and December 31, 2023, Definitive Healthcare Corp. held ownership interests in Definitive OpCo of 75.0% and 74.9%, respectively, and noncontrolling interests of 25.0% and 25.1%, respectively.

13. Accumulated Other Comprehensive Income

The following tables summarize the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31, 2024
(in thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$2,387	$96	$(374)	$2,109
Other comprehensive income (loss) before reclassifications	658	(136)	(136)	386
Amounts reclassified from AOCI	(837)	—	—	(837)
Ending balance	$2,208	$(40)	$(510)	$1,658

	Three months ended March 31, 2023
(in thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$4,307	$(135)	$(504)	$3,668
Other comprehensive (loss) income before reclassifications	(344)	62	14	(268)
Amounts reclassified from AOCI	(607)	—	—	(607)
Ending balance	$3,356	$(73)	$(490)	$2,793

14. Equity-Based Compensation

The Company recognizes equity-based compensation expense associated with awards granted under equity incentive plans. Equity-based compensation expense is allocated to all departments based on the recipients of the compensation. A summary of the expense by line item in the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively, is provided in the following table.

	Three Months Ended March 31,
(in thousands)	2024	2023
Cost of revenue	$271	$258
Sales and marketing	2,271	2,649
Product development	2,761	3,011
General and administrative	10,279	5,210
Total compensation expense	$15,582	$11,128

In connection with the 2024 Restructuring Plan announced in the three months ended March 31, 2024, along with the departure of an executive-level employee, the Company accelerated the vesting of 596,476 previously unvested time-based RSUs (“RSUs”), 49,265 previously unvested performance-based RSUs (“PSUs”), and 61,240 LLC Units, which resulted in an incremental stock-based compensation charge resulting from the modifications of approximately $6.9 million. Remaining unvested shares held by the award holders were forfeited upon separation.

15. Income Taxes

During the three months ended March 31, 2024, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s scheduled reversal of deferred tax liabilities and cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized.

As of March 31, 2024 and December 31, 2023, the Company has recorded net deferred tax liabilities of $66.5 million and $67.2 million, respectively.

The Company's effective tax rate was 5.8% and 4.3% for the three months ended March 31, 2024 and 2023, respectively. The Company’s effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance recorded, foreign tax rates that differ from the U.S. statutory tax rate, and partnership income that is not taxed.

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

In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) among Definitive Healthcare Corp., Definitive OpCo, and the TRA Parties and has recorded a liability under the TRA of $138.3 million and $147.1 million as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized a TRA remeasurement gain of $2.3 million and a loss of $3.6 million, respectively, within other income (expense), net in the Company’s condensed consolidated statements of operations. Under the TRA, the Company generally will be required to pay to the TRA Parties 85% of the amount of cash savings, if any, in U.S. federal, state, or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax basis adjustments resulting from (a) acquisitions by the Company of LLC Units from pre-IPO holders in connection with the IPO, and (b) subsequent redemptions or exchanges of LLC Units by holders for Class A Common Stock or other consideration, (ii) certain tax attributes acquired by the Company from the Blocker Companies in the Reorganization Transactions, and (iii) certain payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(in thousands)	2024	2023
Numerator:
Net loss	$(12,718)	$(15,972)
Less: Net loss attributable to noncontrolling interests	(3,200)	(3,909)
Net loss attributable to Definitive Healthcare Corp.	$(9,518)	$(12,063)

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock for the three months ended March 31, 2024 and 2023 (per share amounts unaudited).

	Three Months Ended March 31,
(in thousands, except number of shares and per share amounts)	2024	2023
Basic net loss per share attributable to common stockholders
Numerator:
Allocation of net loss attributable to Definitive Healthcare Corp.	$(9,518)	$(12,063)
Denominator:
Weighted average number of shares of Class A Common Stock outstanding	117,433,520	108,234,043
Net loss per share, basic and diluted	$(0.08)	$(0.11)

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

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the period presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Definitive OpCo LLC Units (vested and unvested)	39,664,004	45,626,933
Restricted Stock Units	7,523,924	6,211,625

17. Related Parties

The Company has engaged in revenue transactions within the ordinary course of business with entities affiliated with its Sponsors and with members of the Company’s board of directors. During each of the three months ended March 31, 2024 and 2023 the Company recorded revenue from related parties of $0.4 million. Receivables for related party revenue transactions amounted to $0.1 million and $0.9 million at March 31, 2024 and December 31, 2023, respectively.

18. Subsequent Events

In May 2024, the Company’s Board of Directors authorized a stock repurchase program of up to $20.0 million of its Class A Common Stock, which expires on December 31, 2024. Repurchases may be effected, from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws.

The timing and the amount of any repurchased Class A Common Stock will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program will be funded using the Company’s working capital. Any repurchased shares of Class A Common Stock will be retired. The repurchase program does not obligate the Company to acquire any particular amount of Class A Common Stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of May 7, 2024, no repurchases have been made pursuant to the repurchase program.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report and with our audited Consolidated Financial Statements, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Form 10-K.

As discussed in “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part II, Item 1A in this Quarterly Report and in Part I, Item 1A of our 2023 Form 10-K.

Overview

Definitive Healthcare is a leading provider of healthcare commercial intelligence. Our solutions are designed to provide accurate and comprehensive information on healthcare providers and their activities to help our customers optimize everything from product development to go-to-market planning and sales and marketing execution. Delivered through our software as a service (“SaaS”) platform, our intelligence has become important to the commercial success of our approximately 2,800 customers as of March 31, 2024. We generally define a customer as a company that maintains one or more active paid subscriptions to our platform.

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

Restatement of Previously Issued Financial Statements

As described in Note 1 of “Notes to the Unaudited Condensed Consolidated Financial Statements,” we previously filed an Amendment No. 1 on Form 10-Q/A with the SEC on August 14, 2023 to amend our Quarterly Report on Form 10-Q for the three months ended March 31, 2023 and to restate our unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022.

The restated prior-year results are reflected in the unaudited condensed consolidated financial results and in Item 2. Management’s Discussion of Financial Condition and Results of Operations disclosed within this Quarterly Report on Form 10-Q.

Recent Developments

Acquisitions

On January 16, 2024, the Company completed the purchase of assets comprising the Carevoyance business line of H1 Insights, Inc., a product that helps medical technology (“MedTech”) customers to improve segmentation, targeting, and prospect engagement for $13.7 million, subject to closing adjustments. The initial accounting for the business combination is incomplete as a result of the timing of the acquisition. Refer to Note 2. Acquisitions for further information.

Restructuring Charges

During the first quarter of 2024, we committed to a restructuring plan intended to reduce operating costs, improve operating margins, and continue advancing our ongoing commitment to profitable growth (the “2024 Restructuring Plan”). The 2024 Restructuring Plan provided for a reduction of the Company’s current workforce by approximately 150 people. During the three months ended March 31, 2024, we incurred restructuring and related charges of $7.2 million, consisting primarily of severance payments, employee benefits, and related cash expenses. These charges were recognized within Transaction, integration, and restructuring expenses in our unaudited condensed consolidated statements of operations. We expect to incur additional restructuring and related charges associated with the 2024 Restructuring Plan of $0.5 million during the second quarter of 2024, consisting of severance payments, employee benefits, and related cash expenses. We expect the 2024 Restructuring Plan will be substantially complete by the end of the second quarter of 2024.

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

Our current and prospective customers and their business spendings are impacted by difficult macroeconomic conditions to varying degrees and as a result, in some cases we are observing deal cycles lengthen for new and existing customers, in part as a result of more stringent approval processes, as well as a significant number of deferred purchasing decisions. We are also experiencing heightened customer churn. These trends have been particularly pronounced for smaller customers and in the life science and provider markets. This churn impacted our revenue growth in 2023 and in the first quarter of 2024, and we expect this will continue to impact our growth in 2024. Additionally, we are monitoring the impacts of data source disruption currently impacting the industry. We are continuing to evaluate these and other past and potential future direct and indirect impacts on our business and results of operations.

As part of the 2024 Restructuring Plan, we made significant changes to our go-to-market team that reduced overlay expenses, created a separate group and sales motion for our small and medium sized customers, and allocated more resources to our Enterprise Customers. These changes created disruptions to our sales efforts in the first quarter of 2024, impacting both new customer acquisition and, to a lesser extent, upsell to existing customers, which we expect will continue to impact our results in the second quarter of 2024.

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depend on many factors, including the following:

Acquiring New Customers

We plan to organically grow the number of customers that use our platform by increasing demand for our platform and penetrating our addressable market. Our results of operations and growth prospects will depend, in part, on our ability to attract new customers. We intend to drive new customer acquisition with our efficient go-to-market engine by continuing to invest in our sales and marketing efforts and developing new use cases for our platform. Customers generating more than $100,000 in Annual Recurring Revenue (“ARR”), which we refer to as “Enterprise Customers”, represent the majority of our ARR and are a key focus of our go-to-market programs. Our total customer count, which includes smaller customers, was approximately 2,800 as of March 31, 2024 compared with approximately 3,000 customers as of March 31, 2023. Though our total customer count has decreased as smaller customers have churned at disproportionately higher rates due to current macroeconomic conditions, our Enterprise Customer accounts have increased by 30 to 559 customers as of March 31, 2024 compared with 529 customers as of March 31, 2023. We have identified more than 100,000 potential customers across the healthcare ecosystem that we believe could benefit from our platform. Our ability to attract and acquire new customers is dependent on the strength of our platform and effectiveness of our go-to-market strategy, as well as macroeconomic factors and their impact on our potential customers’ business spending.

Expanding Relationships with Existing Customers

We believe there is a significant opportunity to generate additional revenue from our existing customer base of approximately 2,800 customers as of March 31, 2024.

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

Net Dollar Retention Rate (“NDR”)

We believe the growth in use of our platform by our existing customers is an important measure of the health of our business and our future growth prospects. We evaluate and report on our NDR on an annual basis to measure this growth. We define NDR as the percentage of ARR retained from existing customers across a defined period, after accounting for upsell, down-sell, pricing changes and churn. We calculate NDR as beginning ARR for a period, plus (i) expansion ARR (including, but not limited to, upsell and pricing increases), less (ii) churn (including, but not limited to, non-renewals and contractions), divided by (iii) beginning ARR for the same period.

Current Remaining Performance Obligations (“cRPO”)

We monitor current remaining performance obligations as a metric to help us evaluate the health of our business and identify trends affecting our growth. cRPO represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue within the next twelve months. cRPO is not necessarily indicative of future revenue growth. In addition to total contract volume, cRPO is influenced by several factors, including seasonality, disparate contract terms, and the timing of renewals, because renewals tend to be most frequent in the fourth quarter. The value of contracts that included cancellation terms began to increase significantly during the third quarter of 2023 compared with prior periods as most of these contracts were inherited from the Populi acquisition. This precludes several millions of dollars of business from being included in the cRPO metric and puts further downward pressure on the cRPO growth rate. Due to these factors, it is important to review cRPO in conjunction with revenue and other financial metrics.

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

The following table presents cRPO as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Current	$182,066	$187,331
Non-current	88,282	89,636
Total	$270,348	$276,967

Impact of Acquisitions

We seek to enhance our platform, data and business through internal development and through acquisitions of and investments in businesses that broaden and strengthen our platform. On January 16, 2024, we completed the purchase of assets comprising the Carevoyance business line of H1 Insights, Inc., a product that helps MedTech customers to improve segmentation, targeting, and prospect engagement. Acquisitions can result in transaction costs, amortization expenses and other adjustments as purchase accounting requires that all assets acquired and liabilities assumed be recorded at fair value on the acquisition date. Refer to Note 2. Acquisitions in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

Components of our Results of Operations

Revenue

For the three months ended March 31, 2024, we derived approximately 97% of our revenue from subscription services and the remainder from professional services. Our subscription services consist primarily of subscription fees for access to our platform. Our subscription contracts typically have a term ranging from 1 to 3 years and are non-cancellable. We typically bill for services in advance annually, and we typically require payment at the beginning of each annual period. Our subscription revenue is recognized ratably over the contract term. Our professional services revenue typically is derived from non-recurring consulting services which are generally capable of being distinct and can be accounted for as separate performance obligations. Revenue related to these professional services is recognized at the time the services are performed.

As part of the 2024 Restructuring Plan, we made significant changes to our go-to-market team that reduced overlay expenses, created a separate group and sales motion for our small and medium sized customers, and allocated more resources to our Enterprise Customers. These changes disrupted our sales efforts in the first quarter of 2024. Although subscription renewals were in line with expectations, upsells, new business, and professional services, inclusive of transactional services and one-time consulting arrangements, were more heavily impacted than anticipated. Based on these impacts, we expect our revenue growth in the second quarter and full year 2024 to be slower than in the same periods in the prior year.

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

At the beginning of 2023, additional third-party data sources were rolled out to our customers, which resulted in, and is expected to continue to result in, an increase in cost of revenue, including amortization.

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

While we expect our overall gross profit to increase for 2024 due to anticipated revenue growth, our gross margin is expected to modestly decrease due to the expansion of data sources, as described above, and costs associated with the acquisitions of Populi and Carevoyance.

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

Sales and marketing. Sales and marketing expenses primarily consist of personnel costs such as salaries, bonuses, sales commissions, stock-based compensation, and other employee-related benefits for our sales and marketing teams, as well as non-personnel costs, including overhead costs, technology, and advertising costs. During the first quarter of 2024, as part of the 2024 Restructuring Plan, we made significant changes to our go-to-market team, which reduced overlay expenses, created a separate group and sales motion for small and medium sized customers, and allocated more resources to our Enterprise Customers.

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

Transaction, integration, and restructuring expenses. Transaction, integration, and restructuring expenses are costs directly associated with various acquisition and integration activities we have undertaken, primarily accounting and legal due diligence, and consulting and advisory fees, as well as expenses related to our restructuring plans.

Other Income (Expense), Net

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

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue	$63,480	$59,201
Cost of revenue:
Cost of revenue exclusive of amortization	9,736	8,552
Amortization	3,362	3,354
Total cost of revenue	13,098	11,906
Gross profit	50,382	47,295
Operating expenses:
Sales and marketing	21,760	23,423
Product development	10,132	9,884
General and administrative	16,883	14,079
Depreciation and amortization	9,322	9,590
Transaction, integration, and restructuring expenses	8,534	2,590
Total operating expenses	66,631	59,566
Loss from operations	(16,249)	(12,271)
Total other income (expense), net	2,751	(4,411)
Net loss before income taxes	(13,498)	(16,682)
Benefit from income taxes	780	710
Net loss	(12,718)	(15,972)
Less: Net loss attributable to noncontrolling interests	(3,200)	(3,909)
Net loss attributable to Definitive Healthcare Corp.	$(9,518)	$(12,063)

Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023

Revenue

Revenue increased $4.3 million, or 7%, in the three months ended March 31, 2024 compared with the same period in the prior year, due to higher subscription revenue of $3.3 million and higher professional services revenue of $1.0 million. Approximately $1.8 million of the overall increase in revenue was driven primarily by the addition of new customers during the first quarter of 2024, while $2.5 million of the increase was the result of net growth from customers that existed prior to the start of the first quarter of 2024.

Cost of Revenue

Cost of revenue increased $1.2 million, or 10%, in the three months ended March 31, 2024 compared with the same period in the prior year. This increase was driven primarily by a $1.6 million increase in hosting fees and data subscription costs as a result of expanded customer usage of our platform and the Populi acquisition, partially offset by a decrease of $0.4 million in employee and other costs driven primarily by the restructuring plan we committed to during the third quarter of 2023.

Operating Expenses

Operating expenses increased $7.1 million, or 12%, during the three months ended March 31, 2024 compared with the same period in the prior year. The increase to operating expense as compared to the prior-year period was primarily due to:

•
A decrease in sales and marketing expense of $1.7 million for the three months ended March 31, 2024, primarily due to lower personnel costs, including stock-based compensation expense, resulting from the 2024 Restructuring Plan;
•
An increase in product development expense of $0.2 million for the three months ended March 31, 2024. There were no individually significant drivers that contributed to the change from the comparable period in the prior year;
•
An increase in general and administrative expense of $2.8 million for the three months ended March 31, 2024, primarily due to increased stock-based compensation expense resulting from new equity grants in the current year and the acceleration of certain shares in connection with the departure of an executive-level employee, partially offset by savings resulting from lower franchise taxes and relief from sales tax exposure, including penalties and interest, resulting from voluntary disclosure agreements, and lower professional service fees;

•
A decrease in depreciation and amortization expense of $0.3 million for the three months ended March 31, 2024, primarily due to the full amortization of a database intangible asset during the third quarter of 2023; and
•
An increase in transaction, integration and restructuring expenses of $5.9 million for the three months ended March 31, 2024, due primarily to costs associated with the restructuring plan we committed to in the first quarter of 2024.

Total Other Income (Expense), Net

Total other income, net was $2.8 million for the three months ended March 31, 2024 compared to total other expense, net of $4.4 million in the same period in the prior year. The overall change was primarily attributable to a $2.3 million TRA liability remeasurement gain in the first quarter of 2024, driven by future realizability of tax attributes payable under the TRA, compared with a $3.6 million TRA liability remeasurement loss in the comparable prior year period. Interest income earned from our short-term investments also increased by $1.1 million to $3.9 million in the first quarter of 2024 compared with $2.8 million in the comparable prior year period.

Benefit from Income Taxes

Benefit from income taxes was $0.8 million for the three months ended March 31, 2024 compared to $0.7 million in the comparable prior year period. There were no individually significant drivers that contributed to the change.

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

Adjusted Gross Profit and Adjusted Gross Margin

We define Adjusted Gross Profit as Gross Profit, excluding acquisition-related depreciation and amortization, and equity-based compensation costs. We exclude acquisition-related depreciation and amortization expenses as they have no direct correlation to the cost of operating our business on an ongoing basis. A small portion of equity-based compensation is included in cost of revenue in accordance with GAAP, but is excluded from our Adjusted Gross Profit calculations due to its non-cash nature. Gross Margin is defined as Gross Profit as a percentage of revenue and Adjusted Gross Margin is defined as Adjusted Gross Profit as a percentage of revenue. These are key metrics used by management and our board of directors to assess our operations.

The following table presents a reconciliation of gross profit and gross margin to adjusted gross profit and adjusted gross margin for the periods presented:

	Three Months Ended March 31,
	2024		2023
(in thousands)	Amount	% of Revenue	Amount	% of Revenue
Reported gross profit and margin	$50,382	79%	$47,295	80%
Amortization of intangible assets resulting from acquisition-related purchase accounting adjustments	2,443	4%	2,290	4%
Equity-based compensation costs	271	0%	258	0%
Adjusted gross profit and margin	$53,096	84%	$49,843	84%

Adjusted EBITDA and Adjusted EBITDA Margin

We present “Adjusted EBITDA” as a measure of our operating performance. EBITDA is defined as earnings before (i) debt-related costs, including interest expense, (ii) interest income, (iii) income taxes, and (iv) depreciation and amortization. Management further adjusts EBITDA in its presentation of Adjusted EBITDA to exclude (i) other (income) expense, (ii) equity-based compensation, (iii) transaction, integration, and restructuring expenses, and (iv) other non-core items. We exclude these items because they are by nature non-cash, non-recurring, and/or unrelated to our core operations, and therefore we do not believe them to be representative of ongoing operational performance. Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of revenue. Adjusted EBITDA and Adjusted EBITDA Margin are key metrics used by management and our board of directors to assess the profitability of our operations. We believe these metrics provide useful measures to investors to assess our operating performance and in measuring the profitability of our operations on a consolidated level.

The following table presents a reconciliation of net loss and margin to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods presented:

	Three Months Ended March 31,
	2024		2023
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue
Net loss and margin	$(12,718)	(20)%	$(15,972)	(27)%
Interest (income) expense, net	(111)	(0)%	780	1%
Benefit from income taxes	(780)	(1)%	(710)	(1)%
Depreciation & amortization	12,684	20%	12,944	22%
EBITDA and margin	(925)	(1)%	(2,958)	(5)%
Other (income) expense, net (a)	(2,640)	(4)%	3,631	6%
Equity-based compensation (b)	15,582	25%	11,128	19%
Transaction, integration, and restructuring expenses (c)	8,534	13%	2,590	4%
Other non-core items (d)	(528)	(1)%	1,276	2%
Adjusted EBITDA and margin	$20,023	32%	$15,667	26%

(a)
Primarily represents foreign exchange and TRA liability remeasurement gains and losses.
(b)
Equity-based compensation represents non-cash compensation expense recognized in association with equity awards made to employees and directors.
(c)
Transaction and integration expenses primarily represent legal, accounting, and consulting expenses and fair value adjustments for contingent consideration related to our acquisitions. Restructuring expenses relate to the 2024 Restructuring Plan and those we committed to during the first and third quarters of 2023.

	Three Months Ended March 31,
(in thousands)	2024	2023
Merger and acquisition due diligence and transaction costs	$609	$292
Integration costs	434	19
Fair value adjustment for contingent consideration	270	—
Restructuring charges for severance and other separation costs	7,221	2,122
Office closure and relocation restructuring charges and impairments	—	157
Total transaction, integration and restructuring expenses	$8,534	$2,590

(d)
Other non-core items represent expenses driven by events that are typically by nature one-time, non-operational, and/or unrelated to our core operations. These expenses are comprised of non-core legal and regulatory costs isolated to unique and extraordinary litigation, legal and regulatory matters that are not considered normal and recurring business activity, including sales tax accrual charges inclusive of penalties and interest for sales taxes that we may have been required to collect from customers in 2024 and in certain previous years, and other non-recurring legal and regulatory matters. Other non-core items also include non-recurring consulting fees associated with our 2024 Restructuring Plan, as well as professional fees related to financing, capital structure changes, and other non-recurring costs.

	Three Months Ended March 31,
(in thousands)	2024	2023
Non-core legal and regulatory	$(865)	$1,049
Consulting fees for non-recurring strategic restructuring	330	—
Other non-core expenses	7	227
Total other non-core items	$(528)	$1,276

Liquidity and Capital Resources

Overview

As of March 31, 2024, we had $106.0 million of cash and cash equivalents, $189.2 million of short-term investments, and $74.4 million available under our revolving credit facility. Our principal sources of liquidity are cash and cash equivalents and short-term investments on hand, primarily from our IPO and follow-on offering, as well as the cash flows we generate from operations. Our principal uses of liquidity have been and are expected to continue to be primarily for investment in long-term growth of the business through capital expenditures and acquisitions, including the acquisition of Carevoyance in January 2024, as well as debt services (see Note 9. Long-Term Debt for further details) and distributions to members of Definitive OpCo.

All of our business is conducted through Definitive OpCo and its consolidated subsidiaries and affiliates, and the financial results are included in the unaudited condensed consolidated financial statements of Definitive Healthcare Corp. Definitive Healthcare Corp. has no independent means of generating revenue. The Amended LLC Agreement provides that certain distributions will be made to cover Definitive Healthcare Corp.’s taxes and such tax distributions are also expected to be used by Definitive Healthcare Corp. to satisfy its obligations under the TRA. We have broad discretion to make distributions out of Definitive OpCo. In the event Definitive Healthcare Corp. declares any cash dividend, we expect to cause Definitive OpCo to make distributions to us, in an amount sufficient to cover such cash dividends declared by us. Deterioration in the financial condition, earnings, or cash flow of Definitive OpCo and its subsidiaries for any reason could limit or impair their ability to pay such distributions. In addition, the terms of our 2021 Credit Agreement contain covenants that may restrict DH Holdings and its subsidiaries from paying such distributions, subject to certain exceptions. Further, Definitive OpCo and Definitive Healthcare Corp. are generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Definitive OpCo and DH Holdings (with certain exceptions), as applicable, exceed the fair value of its assets. Subsidiaries of DH Holdings are generally subject to similar legal limitations on their ability to make distributions to DH Holdings.

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

Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. See “Risk Factors” in our 2023 Form 10-K and the factors described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Macroeconomic conditions, including inflation and a potential recession, could increase our anticipated funding requirements. In the event we need to seek additional funding, high interest rates, stock market volatility, or other unfavorable macroeconomic conditions may also prevent us from obtaining additional financing on favorable terms or at all. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages that could impact us and our customers, and materially harm our business and financial condition. Our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds could be threatened and our ability to raise additional capital could be substantially impaired, any of which could materially and adversely affect our business and financial condition. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. In addition, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell or issue additional equity to finance such acquisitions, which could possibly result in additional expenses or dilution.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash provided by (used in):
Operating activities	$16,589	$14,957
Investing activities	(24,034)	(33,470)
Financing activities	(17,194)	(3,525)
Change in cash and cash equivalents (excluding effect of exchange rate changes)	$(24,639)	$(22,038)

Cash Provided by Operating Activities

Net cash provided by operating activities was $16.6 million during the three months ended March 31, 2024, primarily as a result of a net loss of $12.7 million, offset by non-cash charges of $29.5 million. The non-cash charges were primarily comprised of equity compensation costs of $15.6 million, amortization of intangible assets of $12.1 million, amortization of deferred contract costs of $3.7 million, and a gain on remeasurement of the TRA of $2.3 million. The net decrease in operating assets and liabilities of $0.2 million for the three months ended March 31, 2024 was primarily driven by cash outflows resulting from lower accounts payable, accrued expenses, and other liabilities, collectively, of $8.2 million, an increase in deferred contract costs of $2.7 million, an increase in prepaid expenses and other assets of $1.4 million, and a $0.6 million payment of contingent consideration. These factors were almost entirely offset by an increase in deferred revenue of $9.7 million due to the timing of billings and cash received in advance of revenue recognition for subscription services, and a decrease in accounts receivable of $3.0 million.

Cash Used in Investing Activities

Cash used in investing activities during the three months ended March 31, 2024 was $24.0 million, driven primarily by $83.8 million in purchases of short-term investments and $13.7 million in cash paid for the acquisition of Carevoyance, net of cash acquired, partially offset by $73.6 million in maturities of short-term investments.

Cash Used in Financing Activities

Cash used in financing activities during the three months ended March 31, 2024 was $17.2 million, driven by payments of $7.0 million under the TRA, taxes paid related to the net share settlement of equity awards of $5.8 million, repayments of the 2021 Term Loan (as defined below) of $3.4 million, and payments of contingent consideration of $1.0 million.

Refer to Debt Obligations for additional information related to our debt obligations.

Debt Obligations

On September 17, 2021, DH Holdings entered into the 2021 Credit Agreement, providing for (i) a $275.0 million term loan A facility (the “2021 Term Loan”) and (ii) a $75.0 million revolving credit facility (the “2021 Revolving Line of Credit” and, together with the 2021 Term Loan, collectively, the “2021 Credit Facilities”). The 2021 Credit Facilities are guaranteed by all of DH Holdings'’ wholly owned domestic restricted subsidiaries and AIDH Buyer, LLC, a Delaware limited liability company and the direct parent company of DH Holdings, in each case, subject to customary exceptions, and are secured by a lien on substantially all of the assets of DH Holdings and the guarantors, including a pledge of the equity of DH Holdings, in each case, subject to customary exceptions. The 2021 Term Loan of $275.0 million has a maturity date of September 17, 2026. The 2021 Term Loan was recorded net of $3.5 million in issuance costs, which are amortized to interest expense over the term of the loan using the effective interest method.

The 2021 Term Loan is subject to annual amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on the Initial Amortization Date, equal to approximately 2.5% per annum of the principal amount of the term loans in the first year and second year after the Initial Amortization Date and approximately 5.0% per annum of the principal amount of the term loans in the third year, fourth year, and fifth year after the Initial Amortization Date. A balloon payment of approximately $220.0 million will be due at maturity. There was $254.4 million outstanding on the 2021 Term Loan at March 31, 2024.

The 2021 Revolving Line of Credit is committed for $75.0 million and has a maturity date of September 17, 2026. There was no outstanding balance as of March 31, 2024. In September 2023, the lessor of the Company’s corporate headquarters transitioned from one entity to another. As a result, in December 2023, in lieu of a security deposit, the Company provided a standby letter of credit of $0.6 million, which reduces the amount available under our revolving credit facility to $74.4 million.

On October 31, 2022, the Company amended the 2021 Credit Agreement to replace the LIBO rate with Term Secured Overnight Financing Rate (“SOFR”) plus an applicable rate.

The 2021 Credit Agreement includes certain financial covenants, and the Company was compliant with its financial covenants under the 2021 Credit Agreement as of March 31, 2024 and December 31, 2023.

Financing Obligations

Financing obligations generally include repayment of principal amounts of the 2021 Term Loan, lease payments, and purchase obligations. There have been no material changes to our financing obligations during the three months ended March 31, 2024. Refer to Note 5. Leases and Note 14. Commitments and Contingencies in our Annual Report on Form 10-K filed with the SEC on February 28, 2024 for further information.

Stock Repurchase Program

In May 2024, our Board of Directors authorized a stock repurchase program of up to $20.0 million of our Class A Common Stock, which expires on December 31, 2024. Repurchases may be effected, from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws.

The timing and the amount of any repurchased Class A Common Stock will be determined by our management based on its evaluation of market conditions and other factors. The repurchase program will be funded using our working capital. Any repurchased shares of Class A Common Stock will be retired. The repurchase program does not obligate us to acquire any particular amount of Class A Common Stock, and the repurchase program may be suspended or discontinued at any time at our discretion. As of May 7, 2024, no repurchases have been made pursuant to the repurchase program.

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

Capital Expenditures

Capital expenditures decreased by $1.1 million to $0.3 million for the three months ended March 31, 2024 compared to $1.3 million for the same period in the prior year, primarily driven by lower spend on historical data purchases in the current year compared with the comparable prior year period.

Critical Accounting Policies and Estimates

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates including business combinations, goodwill and indefinite-lived intangible assets, and income taxes, see our discussion for the year ended December 31, 2023 included in our 2023 Form 10-K. There have been no material changes to these policies or estimates as of March 31, 2024.

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

Interest Rate Risk

Our cash, cash equivalents, and short-term investments primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities, and commercial paper. As of March 31, 2024, we had cash and cash equivalents of $106.0 million and short-term investments of $189.2 million.

Our operating results are subject to market risk from interest rate fluctuations on our 2021 Term Loan, which bears a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) or a Base Rate plus an applicable margin. In order to reduce the interest rate risk on our debt, we have entered into an interest rate swap agreement on a portion of our borrowings. As of March 31, 2024, the total principal balance outstanding was $254.4 million. Excluding the effect of the interest rate swap agreement, a hypothetical 1.0% increase or decrease in the interest rate associated with borrowings under the 2021 Credit Agreement would have resulted in an impact to interest expense of approximately $0.6 million for the three months ended March 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on our management’s evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2024 as a result of the material weakness discussed below. Notwithstanding this material weakness, our management concluded that our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in the design of our controls over the collection and remittance of sales taxes, as well as the accurate recording of our sales tax obligations in the financial statements. This material weakness remains unremediated as of March 31, 2024. Management is taking steps to remediate this material weakness (see “Remediation Efforts to Address Material Weakness” below for details).

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

Inherent Limitations on Effectiveness of Controls and Procedures

Our management, including our Interim Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 1A. RISK FACTORS

For a more detailed discussion of our risks and uncertainties, see also Item 1A – Risk Factors in our 2023 Form 10-K. There have been no material changes in our risk factors since the filing of our 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the terms of the Amended LLC Agreement, holders of LLC Units have the right to exchange all or a portion of their LLC Units for newly issued shares of Class A Common Stock on a one-for-one basis, which issuances are made in reliance on Section 4(a)(2) of the Securities Act. Upon any such exchange, a corresponding number of shares of Class B Common Stock held by such LLC Unit holders are cancelled. Such exchanges executed in the three months ended March 31, 2024 are as follows:

Date of Exchange	Number of Shares Exchanged
February 5, 2024	25,000
February 12, 2024	3,331
February 26, 2024	11,387
March 4, 2024	11,590
Total	51,308

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

None.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On May 1, 2024, as part of its planning and organizational design with respect to its executive leadership team, the Company agreed with Jonathan Maack that the President position that he held would be eliminated. Accordingly, Mr. Maack will remain employed with the Company through May 31, 2024. Mr. Maack’s departure constitutes a termination of employment without “cause” for purposes of any employment, equity compensation, or benefit agreement, plan, or arrangement of the Company and its subsidiaries to which Mr. Maack is a party or otherwise participates. In addition, effective May 1, 2024, Kate Shamsuddin Jensen was appointed as the Company’s Chief Strategy Officer, transitioning from her prior role of Chief Product Officer.

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

* Filed herewith

+ The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Definitive Healthcare Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEFINITIVE HEALTHCARE CORP.

May 7, 2024	By:	/s/ Jason Krantz
Date		Name:	Jason Krantz
		Title:	Interim Chief Executive Officer and Executive
Chairman (Principal Executive Officer)

May 7, 2024	By:	/s/ Richard Booth
Date		Name:	Richard Booth
		Title:	Chief Financial Officer (Principal Financial Officer)