Form 10-Q
period 2024-09-30
Definitive Healthcare Corp.
filed 2024-11-07
CIK 1861795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 4, 2024, the number of outstanding shares of the registrant’s Class A Common Stock was 115,522,829 shares.

Definitive Healthcare Corp.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2024

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
•
“Sponsors” refers collectively to Advent and Spectrum Equity.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$137,609	$130,976
Short-term investments	167,779	177,092
Accounts receivable, net	35,754	59,249
Prepaid expenses and other assets	14,049	13,120
Deferred contract costs	13,486	13,490
Total current assets	368,677	393,927
Property and equipment, net	3,704	4,471
Operating lease right-of-use assets, net	8,274	9,594
Other assets	1,989	2,388
Deferred contract costs	14,136	17,320
Intangible assets, net	294,530	323,121
Goodwill	490,343	1,075,080
Total assets	$1,181,653	$1,825,901
Liabilities and Equity
Current liabilities:
Accounts payable	$9,961	$5,787
Accrued expenses and other liabilities	35,751	51,529
Deferred revenue	86,219	97,377
Term loan	13,750	13,750
Operating lease liabilities	2,495	2,239
Total current liabilities	148,176	170,682
Long term liabilities:
Deferred revenue	21	9
Term loan	232,668	242,567
Operating lease liabilities	8,277	9,372
Tax receivable agreements liability	59,013	127,000
Deferred tax liabilities	30,767	67,163
Other liabilities	7,171	9,934
Total liabilities	486,093	626,727

Equity:
Class A Common Stock, par value $0.001, 600,000,000 shares authorized, 115,443,795 and 116,562,252 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	115	117
Class B Common Stock, par value $0.00001, 65,000,000 shares authorized, 39,460,224 and 39,393,407 shares issued and outstanding, respectively, at September 30, 2024, and 39,762,700 and 39,168,047 shares issued and outstanding, respectively, at December 31, 2023	—	—
Additional paid-in capital	1,087,555	1,086,581
Accumulated other comprehensive income	344	2,109
Accumulated deficit	(581,499)	(227,450)
Noncontrolling interests	189,045	337,817
Total equity	695,560	1,199,174
Total liabilities and equity	$1,181,653	$1,825,901

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$62,697	$65,325	$189,914	$185,483
Cost of revenue:
Cost of revenue exclusive of amortization	10,077	8,663	29,717	25,293
Amortization	3,589	3,232	10,330	9,676
Gross profit	49,031	53,430	149,867	150,514
Operating expenses:
Sales and marketing	20,130	22,804	63,435	70,929
Product development	7,282	10,759	27,536	30,872
General and administrative	11,354	14,545	40,764	42,294
Depreciation and amortization	9,474	9,795	28,205	29,073
Transaction, integration, and restructuring expenses	(1,995)	3,505	9,390	9,666
Goodwill impairment	228,153	287,400	591,794	287,400
Total operating expenses	274,398	348,808	761,124	470,234
Loss from operations	(225,367)	(295,378)	(611,257)	(319,720)
Other income (expense), net:
Interest income	3,742	3,464	11,386	9,870
Interest expense	(3,749)	(3,897)	(11,328)	(11,304)
Gain on remeasurement of tax receivable agreement liability	24,183	29,675	68,151	24,977
Other (expense) income, net	(357)	(86)	(85)	184
Total other income, net	23,819	29,156	68,124	23,727
Net loss before income taxes	(201,548)	(266,222)	(543,133)	(295,993)
Benefit from income taxes	13,724	17,534	36,404	19,728
Net loss	(187,824)	(248,688)	(506,729)	(276,265)
Less: Net loss attributable to noncontrolling interests	(56,928)	(77,162)	(152,680)	(84,110)
Net loss attributable to Definitive Healthcare Corp.	$(130,896)	$(171,526)	$(354,049)	$(192,155)
Net loss per share of Class A Common Stock:
Basic and diluted	$(1.12)	$(1.50)	$(3.02)	$(1.72)
Weighted average Class A Common Stock outstanding:
Basic and diluted	116,382,021	114,527,514	117,185,701	111,533,166

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(187,824)	$(248,688)	$(506,729)	$(276,265)
Other comprehensive income (loss):
Foreign currency translation adjustments	212	(30)	52	(134)
Unrealized gain (loss) on available-for-sale securities	286	205	111	(59)
Unrealized loss on interest rate hedging instruments	(1,459)	(442)	(2,508)	(686)
Comprehensive loss	(188,785)	(248,955)	(509,074)	(277,144)
Less: Comprehensive loss attributable to noncontrolling interests	(57,176)	(77,228)	(153,260)	(84,372)
Comprehensive loss attributable to Definitive Healthcare Corp.	$(131,609)	$(171,727)	$(355,814)	$(192,772)

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

(in thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	Equity
Balance at January 1, 2024	116,562,252	$117	39,762,700	$—	$1,086,581	$(227,450)	$2,109	$337,817	$1,199,174
Net loss	—	—	—	—	—	(9,518)	—	(3,200)	(12,718)
Other comprehensive loss	—	—	—	—	—	—	(451)	(134)	(585)
Vested incentive units	—	—	—	—	(784)	—	—	784	—
Issuance of Class A Common Stock upon vesting of RSUs	1,822,506	2	—	—	2,532	—	—	(2,534)	—
Shares withheld related to net share settlement	(646,041)	(1)	—	—	(5,805)	—	—	—	(5,806)
Effect of changes in LLC ownership, including LLC unit exchanges	51,308	—	(51,308)	—	1,276	—	—	(1,892)	(616)
Forfeited unvested incentive units	—	—	(47,388)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	11,682	—	—	3,900	15,582
Balance at March 31, 2024	117,790,025	$118	39,664,004	$—	$1,095,482	$(236,968)	$1,658	$334,741	$1,195,031
Net loss	—	—	—	—	—	(213,635)	—	(92,552)	(306,187)
Other comprehensive loss	—	—	—	—	—	—	(601)	(198)	(799)
Vested incentive units	—	—	—	—	(91)	—	—	91	—
Issuance of Class A Common Stock upon vesting of RSUs	513,252	—	—	—	742	—	—	(742)	—
Shares withheld related to net share settlement	(161,854)	—	—	—	(969)	—	—	—	(969)
Repurchases of Class A Common Stock	(1,258,565)	(1)	—	—	(9,667)	—	—	2,665	(7,003)
Effect of changes in LLC ownership, including LLC unit exchanges	170,481	—	(170,481)	—	2,083	—	—	(1,997)	86
Forfeited unvested incentive units	—	—	(4,277)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	6,637	—	—	2,205	8,842
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,713)	(2,713)
Balance at June 30, 2024	117,053,339	$117	39,489,246	$—	$1,094,217	$(450,603)	$1,057	$241,500	$886,288
Net loss	—	—	—	—	—	(130,896)	—	(56,928)	(187,824)
Other comprehensive loss	—	—	—	—	—	—	(713)	(248)	(961)
Vested incentive units	—	—	—	—	(1,581)	—	—	1,581	—
Issuance of Class A Common Stock upon vesting of RSUs	359,130	—	—	—	390	—	—	(390)	—
Shares withheld related to net share settlement	(110,159)	—	—	—	(495)	—	—	—	(495)
Repurchases of Class A Common Stock	(1,885,951)	(2)	—	—	(10,985)	—	—	2,953	(8,034)
Effect of changes in LLC ownership, including LLC unit exchanges	27,436	—	(27,436)	—	1,297	—	—	(909)	388
Forfeited unvested incentive units	—	—	(1,586)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	4,712	—	—	1,584	6,296
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(98)	(98)
Balance at September 30, 2024	115,443,795	$115	39,460,224	$—	$1,087,555	$(581,499)	$344	$189,045	$695,560

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY (CONTINUED)

(in thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	Equity
Balance at January 1, 2023	105,138,273	$105	50,433,101	$—	$970,207	$(25,062)	$3,668	$533,027	$1,481,945
Net loss	—	—	—	—	—	(12,063)	—	(3,909)	(15,972)
Other comprehensive loss	—	—	—	—	—	—	(875)	(372)	(1,247)
Vested incentive units	—	—	—	—	(505)	—	—	505	—
Issuance of Class A Common Stock upon vesting of RSUs	380,676	—	—	—	828	—	—	(828)	—
Shares withheld related to net share settlement	(127,829)	—	—	—	(1,530)	—	—	—	(1,530)
Effect of LLC unit exchanges	4,771,545	5	(4,771,545)	—	41,881	—	—	(52,352)	(10,466)
Forfeited unvested incentive units	—	—	(34,623)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	7,811	—	—	3,317	11,128
Balance at March 31, 2023	110,162,665	$110	45,626,933	$—	$1,018,692	$(37,125)	$2,793	$479,388	$1,463,858
Net loss	—	—	—	—	—	(8,566)	—	(3,039)	(11,605)
Other comprehensive income	—	—	—	—	—	—	459	176	635
Vested incentive units	—	—	—	—	(390)	—	—	390	—
Issuance of Class A Common Stock upon vesting of RSUs	309,694	—	—	—	620	—	—	(620)	—
Shares withheld related to net share settlement	(105,249)	—	—	—	(1,085)	—	—	—	(1,085)
Effect of LLC unit exchanges, as restated	2,718,054	3	(2,718,054)	—	23,934	—	—	(29,817)	(5,880)
Forfeited unvested incentive units	—	—	(47,267)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	8,943	—	—	3,420	12,363
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,827)	(2,827)
Balance at June 30, 2023	113,085,164	$113	42,861,612	$—	$1,050,714	$(45,691)	$3,252	$447,071	$1,455,459
Net loss	—	—	—	—	—	(171,526)	—	(77,162)	(248,688)
Other comprehensive income	—	—	—	—	—	—	(201)	(66)	(267)
Vested incentive units	—	—	—	—	(5,086)	—	—	5,086	—
Issuance of Class A Common Stock upon vesting of RSUs	214,549	—	—	—	391	—	—	(391)	—
Shares withheld related to net share settlement	(75,217)	—	—	—	(782)	—	—	—	(782)
Effect of LLC unit exchanges	3,057,466	3	(3,057,466)	—	23,231	—	—	(29,634)	(6,400)
Forfeited unvested incentive units	—	—	(22,200)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	8,864	—	—	3,130	11,994
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(7,866)	(7,866)
Balance at September 30, 2023	116,281,962	116	39,781,946	—	1,077,332	(217,217)	3,051	340,168	1,203,450

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows provided by (used in) operating activities:
Net loss	$(506,729)	$(276,265)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,719	1,391
Amortization of intangible assets	36,816	37,358
Amortization of deferred contract costs	11,463	9,475
Equity-based compensation	30,720	35,485
Amortization of debt issuance costs	527	527
Provision for doubtful accounts receivable	947	820
Non-cash impairment charges related to office leases	1,047	155
Goodwill impairment charges	591,794	287,400
Tax receivable agreement remeasurement	(68,151)	(24,977)
Changes in fair value of contingent consideration	(3,240)	—
Deferred income taxes	(36,609)	(19,728)
Changes in operating assets and liabilities:
Accounts receivable	23,148	19,370
Prepaid expenses and other assets	(7,205)	(5,808)
Deferred contract costs	(8,275)	(13,020)
Contingent consideration	(602)	—
Accounts payable, accrued expenses, and other liabilities	(5,173)	(1,589)
Deferred revenue	(12,136)	(14,113)
Net cash provided by operating activities	50,061	36,481
Cash flows (used in) provided by investing activities:
Purchases of property, equipment, and other assets	(1,443)	(2,383)
Purchases of short-term investments	(192,670)	(213,613)
Maturities of short-term investments	207,504	174,830
Cash paid for acquisitions, net of cash acquired	(13,530)	(45,023)
Net cash used in investing activities	(139)	(86,189)
Cash flows used in financing activities:
Repayments of term loans	(10,313)	(5,156)
Taxes paid related to net share settlement of equity awards	(7,270)	(3,397)
Repurchases of Class A Common Stock	(15,037)	—
Payments of contingent consideration	(1,000)	—
Payments under tax receivable agreement	(6,950)	(246)
Payments of equity offering issuance costs	—	(30)
Member distributions	(2,811)	(10,693)
Net cash used in financing activities	(43,381)	(19,522)
Net decrease in cash and cash equivalents	6,541	(69,230)
Effect of exchange rate changes on cash and cash equivalents	92	(244)
Cash and cash equivalents, beginning of period	130,976	146,934
Cash and cash equivalents, end of period	$137,609	$77,460
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$10,886	$10,772
Income taxes	$—	$136
Acquisitions:
Net assets acquired, net of cash acquired	$13,675	$52,659
Working capital adjustment receivable	(145)	164
Contingent consideration	—	(7,800)
Net cash paid for acquisitions	$13,530	$45,023
Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses and other liabilities	$1,085	$283

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with rules applicable to quarterly financial information. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative nongovernmental GAAP as found in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The unaudited condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered, in the opinion of management, necessary for a fair presentation of the unaudited condensed consolidated financial statements for these interim periods have been included.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. These disclosures are required for entities with a single reportable segment. ASU 2023-07 is effective for annual filings for the Company’s fiscal year beginning January 1, 2024, and interim filings for the fiscal year beginning January 1, 2025, and should be applied on a retrospective basis to all periods presented. The Company is currently evaluating the effect of adopting ASU 2023-07 on its unaudited condensed consolidated financial statement disclosures.

No other new accounting pronouncements issued or effective during the first nine months of the current year have had, or are expected to have, a material impact on the Company’s unaudited condensed consolidated financial statements.

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

The purchase price allocations for the Carevoyance acquisition are provisional and are based on the information that was available as of the acquisition date to estimate the fair values of assets acquired and liabilities assumed. The Company is gathering and reviewing additional information necessary to finalize the values assigned to the acquired assets and liabilities assumed, as well as acquired identified intangible assets and goodwill. Therefore, the provisional measurements of fair values reported as of September 30, 2024 are subject to change. The Company is expected to finalize the purchase price allocations as soon as practicable, but no later than one year from the acquisition date. Acquisition-date fair values of assets and liabilities pertaining to this business combination have been allocated as follows:

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

Pro forma results of operation for this acquisition have not been presented because the effects were not material to the Company’s unaudited condensed consolidated financial results.

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

The contingent consideration is based on the achievement of certain revenue metrics during the two-year period following the acquisition date, with potential earn-out payouts ranging from $0 to $28.0 million. The Company estimated the fair value of the contingent consideration to be $7.8 million as of July 21, 2023, based on the estimated achievement of the revenue metrics and time to payment. The contingent consideration was recorded in Other liabilities in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2024. Refer to Note 11. Fair Value Measurements.

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

In connection with the acquisition, the Company recognized acquisition related costs of $0.6 million and $1.7 million for the three and nine months ended September 30, 2024, respectively, which were recorded within transaction, integration, and restructuring expenses in the accompanying unaudited condensed consolidated statements of operations.

Unaudited Pro Forma Supplementary Data as if the Populi acquisition had occurred on January 1, 2023:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
(in thousands)
Revenue	$66,225	$189,697
Net loss	$(248,940)	$(280,870)

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

The following table represents a disaggregation of revenue from arrangements with customers for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Subscription services	$60,897	$62,568	$184,645	$180,358
Professional services	1,800	2,757	5,269	5,125
Total revenue	$62,697	$65,325	$189,914	$185,483

Deferred Contract Costs

A summary of the activity impacting the deferred contract costs for the nine months ended September 30, 2024 and the year ended December 31, 2023 is presented below:

(in thousands)	Nine Months Ended September 30, 2024	Twelve Months Ended December 31, 2023
Balance at beginning of period	$30,810	$24,983
Costs amortized	(11,463)	(12,963)
Additional amounts deferred	8,275	18,790
Balance at end of period	27,622	30,810
Classified as:
Current	13,486	13,490
Non-current	14,136	17,320
Total deferred contract costs (deferred commissions)	$27,622	$30,810

Contract Liabilities

A summary of the activity impacting deferred revenue balances during the nine months ended September 30, 2024 and for the year ended December 31, 2023 is presented below:

(in thousands)	Nine Months Ended September 30, 2024	Twelve Months Ended December 31, 2023
Balance at beginning of period	$97,386	$99,928
Revenue recognized	(189,914)	(251,415)
Additional amounts deferred	178,768	248,873
Balance at end of period	$86,240	$97,386

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

The remaining performance obligations consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Current	$163,692	$187,331
Non-current	81,181	89,636
Total	$244,873	$276,967

4. Short-Term Investments

Short-term investments classified as available-for-sale consisted of the following:

	September 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
US Treasuries	$25,402	$9	$—	$25,411
Commercial paper	109,143	137	(3)	109,277
Certificates of deposit	33,055	36	—	33,091
Total short-term investments	$167,600	$182	$(3)	$167,779

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
US Treasuries	$62,486	$20	$(45)	$62,461
Corporate Bonds	2,314	10	—	2,324
Commercial Paper	94,269	85	(18)	94,336
Certificates of Deposit	17,954	19	(2)	17,971
Total short-term investments	$177,023	$134	$(65)	$177,092

All short-term investments had stated maturity dates of less than one year. Included in the amortized cost as of September 30, 2024 and December 31, 2023 is net accumulated accretion of $1.8 million and $2.8 million, respectively. Interest accretion on short-term investments was $1.6 million and $2.1 million during the three months ended September 30, 2024 and 2023, respectively, and $5.4 million and $5.8 million during the nine months ended September 30, 2024 and 2023, respectively.

5. Accounts Receivable, Net

Accounts receivable, net consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Accounts receivable	$37,640	$60,206
Unbilled receivable	499	1,346
	38,139	61,552
Less: allowance for credit losses	(2,385)	(2,303)
Accounts receivable, net	$35,754	$59,249

6. Property and Equipment, Net

Property and equipment, net consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Computers and software	$7,813	$6,921
Furniture and equipment	907	1,172
Leasehold improvements	1,832	2,338
Construction and software development in process	142	—
	10,694	10,431
Less: accumulated depreciation and amortization	(6,990)	(5,960)
Property and equipment, net	$3,704	$4,471

Depreciation and amortization expense associated with property and equipment was $0.5 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and $1.7 million and $1.3 million for the nine months ended September 30, 2024 and 2023, respectively.

During the second quarter of 2024, the Company consolidated certain leased office space at its corporate headquarters and, as a result, recorded an impairment charge of $1.0 million, comprised of $0.7 million related to the operating lease right-of-use asset, and $0.3 million related to leasehold improvements. These non-cash charges were recognized within transaction, integration, and restructuring expenses in the Company’s unaudited condensed consolidated statements of operations. The Company also recorded accelerated depreciation of furniture and fixtures of $0.1 million and disposed of $1.0 million of fully depreciated property and equipment in connection with the office consolidation during the second quarter of 2024.

7. Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets, as of September 30, 2024 and December 31, 2023, consisted of the following:

	September 30, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$410,390	$(188,358)	$222,032
Developed technologies	85,191	(41,157)	44,034
Tradenames	36,121	(11,095)	25,026
Database	51,457	(48,019)	3,438
Total finite-lived intangible assets	583,159	(288,629)	294,530
Goodwill	490,343	—	490,343
Total goodwill and intangible assets	$1,073,502	$(288,629)	$784,873

	December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$410,210	$(163,586)	$246,624
Developed technologies	78,434	(33,769)	44,665
Tradenames	36,062	(9,379)	26,683
Database	50,221	(45,072)	5,149
Total finite-lived intangible assets	574,927	(251,806)	323,121
Goodwill	1,075,080	—	1,075,080
Total goodwill and intangible assets	$1,650,007	$(251,806)	$1,398,201

Amortization expense associated with finite-lived intangible assets was $12.5 million and $12.6 million for the three months ended September 30, 2024 and 2023, respectively, of which $3.6 million and $3.2 million was included in cost of revenue for each respective period. Amortization expense associated with finite-lived intangible assets was $36.8 million and $37.4 million for the nine months ended September 30, 2024 and 2023, respectively, of which $10.3 million and $9.7 million was included in cost of revenue for each respective period.

Estimated total intangible amortization expense during the next five years and thereafter is as follows:

(in thousands)
2024, excluding the nine months ended September 30, 2024	$12,213
2025	47,425
2026	41,250
2027	35,045
2028	30,778
Thereafter	127,819
Total	$294,530

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

Though the Company traditionally performs its annual impairment assessment in the first month of the fourth quarter of each calendar year, during the second and third quarters of 2024, the Company experienced declines in its market capitalization as a result of sustained decreases in the Company’s stock price, which represented triggering events in both periods, requiring management to perform a quantitative goodwill impairment test as of the end of each respective reporting period. As a result of the impairment tests, the Company determined that the fair value of its single reporting unit was lower than its carrying value and, accordingly, recorded non-cash, pretax, goodwill impairment charges of $228.2 million and $363.6 million during the three months ended September 30, 2024 and June 30, 2024, respectively. The goodwill impairment charges did not affect the Company’s liquidity or the financial covenants in its outstanding debt agreement.

In calculating the goodwill impairment charges, the Company estimated the fair value of its single reporting unit based on its market capitalization and an appropriate control premium. Market capitalization is determined by multiplying the number of shares of Class A Common Stock outstanding by the market price of its Class A Common Stock. The control premium, or the amount paid by a new controlling shareholder for the benefits resulting from synergies and other potential benefits derived from controlling the acquired company, is determined by utilizing data from publicly available premium studies for similarly situated public company transactions. A goodwill impairment loss is recognized for the difference between the carrying value of the reporting unit and the fair value.

As of and for the periods ended September 30, 2024 and December 31, 2023, goodwill consisted of the following:

(in thousands)	Nine Months Ended September 30, 2024	Twelve Months Ended December 31, 2023
Goodwill, gross - beginning of period	$1,362,480	$1,324,733
Accumulated impairment losses	(287,400)	—
Goodwill, net - beginning of period	1,075,080	1,324,733
Goodwill acquired during period	7,057	37,747
Goodwill impairment loss	(591,794)	(287,400)
Goodwill, net - end of period	$490,343	$1,075,080

(in thousands)	Nine Months Ended September 30, 2024	Twelve Months Ended December 31, 2023
Goodwill, gross - end of period	$1,369,537	$1,362,480
Accumulated impairment losses	(879,194)	(287,400)
Goodwill, net - end of period	$490,343	$1,075,080

The Company also considered its intangible assets with finite useful lives, which are amortized over their estimated useful lives, generally on a straight-line basis. These assets are reviewed for impairment when facts or circumstances indicate that the carrying values may not be recoverable. The Company experienced two separate triggering events in the nine months ended September 30, 2024 resulting from declines in the Company’s market capitalization driven by sustained decreases in the Company’s stock price. In each case, the Company’s intangible assets were reviewed for impairment. Based on quantitative and qualitative analyses performed, management concluded the assets were recoverable and no impairment charges were recorded as a result of either triggering event.

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Payroll and payroll-related	$10,516	$12,805
Tax receivable agreement, current portion	13,075	20,095
Contingent consideration, current	—	1,602
Sales, franchise, and other taxes	6,321	9,526
Other	5,839	7,501
Accrued expenses and other liabilities	$35,751	$51,529

On January 3, 2024, the Company committed to a restructuring plan (the “2024 Restructuring Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. The 2024 Restructuring Plan provided for a reduction of the Company’s current workforce by approximately 150 people. During the three and nine months ended September 30, 2024, the Company incurred restructuring and related charges of $0.2 million and $8.0 million, respectively, consisting of severance payments, employee benefits, and related cash expenses. As of September 30, 2024, $0.5 million of severance and separation benefits is included in accrued expenses and other liabilities in the unaudited condensed consolidated balance sheets and the Company expects these payments will be made over the next six to nine months. The Company does not expect to incur any additional material charges associated with the 2024 Restructuring Plan.

The following table sets forth the activity in the Company’s liabilities resulting from the 2024 Restructuring Plan:

(in thousands)	Employee termination costs
Balance at December 31, 2023	$122
Charges incurred	8,009
Cash payments made	(7,677)
Balance at September 30, 2024	$454

9. Long-Term Debt

Long-term debt consisted of the following as of September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$247,500	$(1,082)	$246,418
Less: current portion of long-term debt			13,750
Long-term debt			$232,668

	December 31, 2023
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$257,813	$(1,496)	$256,317
Less: current portion of long-term debt			13,750
Long-term debt			$242,567

During the nine months ended September 30, 2024, the Company repaid $10.3 million in outstanding principal of the 2021 Term Loan (as defined below).

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

The 2021 Term Loan is subject to annual amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on December 31, 2021 (the “Initial Amortization Date”), equal to approximately 2.5% per annum of the principal amount of the term loans in the first year and second year after the Initial Amortization Date and approximately 5.0% per annum of the principal amount of the term loans in the third year, fourth year, and fifth year after the Initial Amortization Date. A balloon payment of approximately $220.0 million will be due at the maturity of the 2021 Term Loan. There was $247.5 million outstanding on the 2021 Term Loan at September 30, 2024.

DH Holdings is required to pay the lenders under the 2021 Credit Agreement an unused commitment fee of between 0.25% and 0.30% per annum on the undrawn commitments under the 2021 Revolving Line of Credit, depending on the total net leverage ratio, quarterly in arrears. The expense is included in interest expense in the statements of operations. There was no outstanding balance on the 2021 Revolving Line of Credit at September 30, 2024. In September 2023, the lessor of the Company’s corporate headquarters transitioned from one entity to another. As a result, in December 2023, in lieu of a security deposit, the Company provided a standby letter of credit of $0.6 million, which reduced the amount available under our revolving credit facility to $74.4 million as of September 30, 2024.

For both the 2021 Term Loan and 2021 Revolving Line of Credit, DH Holdings may elect from several interest rate options based on the Term Secured Overnight Financing Rate (“SOFR”) or the Base Rate plus an applicable margin. The applicable margin is based on the total leverage ratio beginning in the fiscal year ended December 31, 2022. As of September 30, 2024, the effective interest rate was 6.70%.

In connection with the 2021 Credit Agreement, the Company capitalized financing costs totaling $3.5 million, $2.8 million for the 2021 Term Loan facility and $0.8 million for the 2021 Revolving Line of Credit. The financing costs associated with the 2021 Term Loan facility are recorded as a contra-debt balance in Term loan, net of current portion in the unaudited condensed consolidated balance sheets and are amortized over the remaining life of the loan using the effective interest method. The financing costs associated with the 2021 Revolving Line of Credit are recorded in other assets in the unaudited condensed consolidated balance sheet are amortized over the life of the arrangement. At September 30, 2024 and December 31, 2023, the unamortized financing costs were $0.3 million and $0.4 million, respectively.

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

As of September 30, 2024, the two outstanding interest rate swap agreements each had a notional value of $61.9 million with fixed interest rates of 1.90650% and 1.90900%. Interest payments under the swaps are made monthly on a net settlement basis. The Company has not recorded any amounts due to ineffectiveness for the period ended September 30, 2024 or year ended December 31, 2023. The notional value of each interest rate swap agreement is expected to match the corresponding principal amount of a portion of our borrowings under the 2021 Term Loan. The swap agreements mature on March 31, 2025.

The derivative interest rate swaps are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in accumulated other comprehensive income (“AOCI”) on our consolidated balance sheets and reclassified to interest expense, net, when the underlying transaction has an impact on earnings. The Company expects to recognize approximately $1.4 million of net pre-tax gains from accumulated other comprehensive income as a reduction of interest expense in the next twelve months associated with its interest rate swaps. The Company recognizes derivative instruments and hedging activities on a gross basis as either assets or liabilities on the Company’s consolidated balance sheets and measures them at fair value. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions.

The fair values of the interest rate swaps and their respective locations in our unaudited condensed consolidated balance sheets at September 30, 2024 and December 31, 2023 were as follows:

(in thousands)
Description	Balance Sheet Location	September 30, 2024	December 31, 2023
Short-term derivative asset	Prepaid expenses and other assets	$1,426	$3,426
Long-term derivative asset	Other assets	—	509

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

Debt

The Company’s short- and long-term debt are recorded at their carrying values in the unaudited condensed consolidated balance sheets, which may differ from their respective fair values. The estimated fair values of the Company’s short- and long-term debt approximate their carrying values as of September 30, 2024 and December 31, 2023, based on interest rates currently available to the Company for similar borrowings.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of its derivatives held as of September 30, 2024 and December 31, 2023 were classified as Level 2 in the fair value hierarchy.

Contingent consideration

The deferred consideration resulting from the acquisition of Populi in the third quarter of 2023, which is subject to meeting certain revenue metrics during calendar years 2024 and 2025, is measured at fair value on a recurring basis. The fair value was estimated based on the present value of the amount expected to be paid at the end of the measurement period. At September 30, 2024, the fair value of the contingent consideration associated with this acquisition was estimated to be $5.5 million and was included in other long-term liabilities on the unaudited condensed consolidated balance sheets.

The contingent consideration that resulted from the earnout associated with the acquisition of Analytical Wizards Inc. in February 2022, which was included in accrued expenses and other liabilities in the condensed consolidated balance sheets as of December 31, 2023, was paid during the nine months ended September 30, 2024.

Earnout liabilities are classified within Level 3 in the fair value hierarchy because the methodology used to develop the estimated fair value includes significant unobservable inputs reflecting management’s own assumptions. The table below presents a reconciliation of earnout liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Nine Months Ended September 30, 2024	Twelve Months Ended December 31, 2023
Balance at beginning of period	$10,352	$2,250
Additions	—	7,800
Net change in fair value and other adjustments	(3,240)	302
Payments	(1,602)	—
Balance at end of period	$5,510	$10,352

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

At September 30, 2024 and December 31, 2023, assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$107,711	$107,711	$—	$—
Short-term investments:
U.S. Treasuries	25,411	—	25,411	—
Commercial paper	109,277	—	109,277	—
Certificates of deposit	33,091	—	33,091	—
Prepaid expenses and other assets:
Interest rate swap contracts	1,426	—	1,426	—
Liabilities:
Contingent consideration	5,510	—	—	5,510

	December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$87,869	$87,869	$—	$—
Commercial paper (maturities less than 90 days)	4,227	—	4,227	—
Certificates of deposit (maturities less than 90 days)	1,000	—	1,000	—
Short-term investments:
U.S. treasuries	62,461	—	62,461	—
Corporate bonds	2,324	—	2,324	—
Commercial paper	94,336	—	94,336	—
Certificates of deposit	17,971	—	17,971	—
Prepaid expenses and other assets:
Interest rate swap contracts	3,426	—	3,426	—
Other assets:
Interest rate swap contracts	509	—	509	—
Liabilities:
Contingent consideration	10,352	—	—	10,352

At September 30, 2024 and December 31, 2023, except for the contingent consideration noted above, the estimated fair values of all of the Company’s financial assets and liabilities subject to the three-level fair value hierarchy approximated their carrying values due to their short-term maturities (less than 12 months).

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

During the nine months ended September 30, 2024, 249,225 LLC Units held by Continuing Pre-IPO LLC Members were exchanged for shares of Class A Common Stock of Definitive Healthcare Corp. pursuant to the terms of the Amended LLC Agreement. In addition, 2,694,888 restricted stock units (“RSUs”) vested and 918,054 shares of Class A Common Stock were withheld to cover withholding tax obligations, resulting in the net issuance of 1,776,834 shares of Class A Common Stock of Definitive Healthcare Corp. Furthermore, 3,144,516 shares of Class A Common Stock have been repurchased and subsequently retired under a stock repurchase program authorized by the Company’s Board of Directors. Pursuant to the Definitive OpCo second amended and restated limited liability company agreement entered into in connection with the IPO, LLC Units were issued on a one-for-one basis in connection with the vesting of RSUs and LLC Units were cancelled on a one-for-one basis in connection with the repurchases of shares of the Company’s Class A Common Stock.

As of September 30, 2024 and December 31, 2023, Definitive Healthcare Corp. held ownership interests in Definitive OpCo of 74.6% and 74.9%, respectively, and noncontrolling interests of 25.4% and 25.1%, respectively.

13. Accumulated Other Comprehensive Income

The following tables summarize the changes in accumulated balances of other comprehensive income for the three and nine months ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
(in thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Investments	Foreign Currency Translation Adjustments	Total	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain on Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$1,601	$(50)	$(494)	$1,057	$2,387	$96	$(374)	$2,109
Other comprehensive (loss) income before reclassifications	(276)	219	159	102	599	73	39	711
Amounts reclassified from AOCI	(815)	—	—	(815)	(2,476)	—	—	(2,476)
Ending balance	$510	$169	$(335)	$344	$510	$169	$(335)	$344

	Three months ended September 30, 2023				Nine months ended September 30, 2023
(in thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Investments	Foreign Currency Translation Adjustments	Total	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$4,158	$(326)	$(580)	$3,252	$4,307	$(135)	$(504)	$3,668
Other comprehensive income (loss) before reclassifications	505	148	(22)	631	1,710	(43)	(98)	1,569
Amounts reclassified from AOCI	(832)	—	—	(832)	(2,186)	—	—	(2,186)
Ending balance	$3,831	$(178)	$(602)	$3,051	$3,831	$(178)	$(602)	$3,051

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

As of September 30, 2024, 3,144,516 shares of Class A Common Stock have been repurchased under the repurchase program for $15.0 million.

Equity-Based Compensation

The Company recognizes equity-based compensation expense associated with awards granted under equity incentive plans. Equity-based compensation expense is allocated to all departments based on the recipients of the compensation. A summary of the expense by line item in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023, respectively, is provided in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$88	$276	$668	$830
Sales and marketing	829	2,728	4,786	8,297
Product development	1,218	3,236	6,928	9,566
General and administrative	4,161	5,754	18,338	16,792
Total compensation expense	$6,296	$11,994	$30,720	$35,485

During the three and nine months ended September 30, 2024, the Company accelerated the vesting of 28,879 and 779,024 previously unvested time-based RSUs, respectively, along with 7,839 and 67,937 previously unvested LLC Units, respectively. Additionally, during the three and nine months ended September 30, 2024, the Company accelerated the vesting of 9,300 and 58,565 previously unvested performance-based RSUs (“PSUs”), respectively. These modifications occurred in connection with departures of certain executive-level employees. Remaining unvested shares held by the award holders were forfeited upon separation, and the modifications resulted in incremental stock-based compensation charges of approximately $0.1 million and $7.4 million during the three and nine months ended September 30, 2024, respectively.

15. Income Taxes

During the nine months ended September 30, 2024, management performed an assessment of the recoverability of deferred tax assets. Management determined, based on the accounting standards applicable to such assessment, that there was sufficient negative evidence as a result of the Company’s scheduled reversal of deferred tax liabilities and cumulative losses to conclude it was more likely than not that its deferred tax assets would not be realized and has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized.

As of September 30, 2024 and December 31, 2023, the Company has recorded net deferred tax liabilities of $30.6 million and $67.2 million, respectively.

The Company's effective tax rate was 6.8% and 6.6% for the three months ended September 30, 2024 and 2023, respectively, and 6.7% and 6.7% for the nine months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance recorded, foreign tax rates that differ from the U.S. statutory tax rate, and partnership income that is not taxed.

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

In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) among Definitive Healthcare Corp., Definitive OpCo, and the TRA Parties and has recorded a liability under the TRA of $72.1 million and $147.1 million as of September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, the Company recognized a TRA remeasurement gain of $24.2 million and $68.2 million, respectively. During the three and nine months ended September 30, 2023, the Company recognized a TRA remeasurement gain of $29.7 million and $25.0 million, respectively. Losses and gains in both periods were recognized within other income, net in the Company’s unaudited condensed consolidated statements of operations. Under the TRA, the Company generally will be required to pay to the TRA Parties 85% of the amount of cash savings, if any, in U.S. federal, state, or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax basis adjustments resulting from (a) acquisitions by the Company of LLC Units from pre-IPO holders in connection with the IPO, and (b) subsequent redemptions or exchanges of LLC Units by holders for Class A Common Stock or other consideration, (ii) certain tax attributes acquired by the Company from the Blocker Companies in the Reorganization Transactions, and (iii) certain payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Numerator:
Net loss	$(187,824)	$(248,688)	$(506,729)	$(276,265)
Less: Net loss attributable to noncontrolling interests	(56,928)	(77,162)	(152,680)	(84,110)
Net loss attributable to Definitive Healthcare Corp.	$(130,896)	$(171,526)	$(354,049)	(192,155)

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock for the three and nine months ended September 30, 2024 and 2023 (per share amounts unaudited).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except number of shares and per share amounts)	2024	2023	2024	2023
Basic net loss per share attributable to common stockholders
Numerator:
Allocation of net loss attributable to Definitive Healthcare Corp.	$(130,896)	$(171,526)	$(354,049)	$(192,155)
Denominator:
Weighted average number of shares of Class A Common Stock outstanding	116,382,021	114,527,514	117,185,701	111,533,166
Net loss per share, basic and diluted	$(1.12)	$(1.50)	$(3.02)	$(1.72)

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

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the period presented because their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2024	2023
Definitive OpCo LLC Units (vested and unvested)	39,460,224	39,781,946
Restricted Stock Units	9,092,737	6,847,050

17. Related Parties

The Company has engaged in revenue transactions within the ordinary course of business with entities affiliated with its Sponsors and with members of the Company’s board of directors. During each of the three months ended September 30, 2024 and 2023, the Company recorded revenue from related parties of $0.3 million. During each of the nine months ended September 30, 2024 and 2023, the Company recorded revenue from related parties of $0.7 million and $1.1 million, respectively. Receivables for related party revenue transactions amounted to $0.1 million and $0.9 million at September 30, 2024 and December 31, 2023, respectively.

18. Subsequent Events

On November 1, 2024, the Company’s Board of Directors authorized a stock repurchase program of up to $100.0 million of its Class A Common Stock, which expires on December 31, 2025 (the “2025 Repurchase Program”). Repurchases may be effected, from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws.

The timing and the amount of any repurchased Class A Common Stock will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program will be funded using the Company’s working capital. Any repurchased shares of Class A Common Stock will be retired. The Repurchase Program does not obligate the Company to acquire any particular amount of Class A Common Stock, and the Repurchase Program may be suspended or discontinued at any time at the Company’s discretion. As of November 7, 2024, no repurchases have been made pursuant to the 2025 Repurchase Program.

On November 7, 2024, the Company and Advent International entered into a voting agreement, pursuant to which Advent International and its affiliated funds (“Advent”) agreed, on each matter brought to a vote at any annual or special meeting of the Company’s stockholders and in connection with any action proposed to be taken by consent of the Company’s stockholders in lieu of a meeting, to vote all shares of voting stock of the Company, or other voting or equity securities of the Company which could be issued (collectively, “Voting Securities”) beneficially owned by Advent that exceed 40.3% of the outstanding Voting Securities of the Company (the “Excess Voting Securities”), in the same proportion as all votes cast by stockholders other than Advent. Any Voting Securities that are not Excess Voting Securities may be voted at the discretion of Advent.

On November 7, 2024, the Company announced that, following discussions regarding the scope of the role of Chief Financial Officer, Richard Booth, the Company’s Chief Financial Officer, and the Company agreed that Mr. Booth will be leaving the Company effective June 1, 2025. The Company will be commencing a search, which will include both internal and external candidates, to identify Mr. Booth’s successor prior to his departure date.

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

Overview

Definitive Healthcare is a leading provider of healthcare commercial intelligence. Our solutions are designed to provide accurate and comprehensive information on healthcare providers and their activities to help our customers optimize everything from product development to go-to-market planning and sales and marketing execution. Delivered through our software as a service (“SaaS”) platform, our intelligence has become important to the commercial success of our approximately 2,570 customers as of September 30, 2024. We generally define a customer as a company that maintains one or more active paid subscriptions to our platform.

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

Restructuring Charges

During the first quarter of 2024, we committed to a restructuring plan intended to reduce operating costs, improve operating margins, and continue advancing our ongoing commitment to profitable growth (the “2024 Restructuring Plan”). The 2024 Restructuring Plan provided for a reduction of the Company’s current workforce by approximately 150 people. During the three and nine months ended September 30, 2024, we incurred restructuring and related charges of $0.2 million and $8.0 million, respectively, consisting primarily of severance payments, employee benefits, and related cash expenses. These charges were recognized within transaction, integration, and restructuring expenses in our unaudited condensed consolidated statements of operations. We do not expect to incur any additional material charges associated with the 2024 Restructuring Plan.

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

Goodwill Impairment

During the second and third quarters of 2024, we experienced declines in our market capitalization as a result of sustained decreases in our stock price, which represented triggering events in both periods requiring our management to perform quantitative goodwill impairment tests as of the end of each reporting period. As a result of the impairment tests, we determined that the fair value of our single reporting unit was lower than its carrying value and, accordingly, recorded a non-cash, pre-tax, goodwill impairment charges $228.2 million and $363.6 million during the three months ended September 30, 2024 and June 30, 2024, respectively. The goodwill impairment charges did not affect our liquidity or the financial covenants in our outstanding debt agreement. See Note 7. Goodwill and Intangible Assets. Our reporting unit is at risk for future goodwill impairments if we experience a continued decline in our market capitalization or worsening macroeconomic conditions.

Sales Execution Challenges

As part of the 2024 Restructuring Plan, we made significant changes to our go-to-market team that reduced overlay expenses, created a separate group and sales motion for our small and medium sized customers, and allocated more resources to our Enterprise Customers. These changes have created disruptions to our sales efforts in 2024, impacting both new customer acquisition and upsell to existing customers, which we expect will continue to impact our results for the remainder of 2024 and into 2025.

Macroeconomic Conditions

Our current and prospective customers and their business spendings are impacted by difficult macroeconomic conditions to varying degrees and as a result, in some cases we are observing deal cycles lengthen for new and existing customers, in part as a result of more stringent approval processes, as well as a significant number of deferred purchasing decisions. We are also experiencing heightened customer churn. These trends have been particularly pronounced for smaller customers and in the Life Science and Provider markets. This churn has impacted our revenue growth since 2023, and we expect this will continue to have an impact on our growth into fiscal year 2025.

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

We have been observing changes in the healthcare claims data market as a result of data source disruption earlier this year, including how data providers are reviewing pricing, data availability, and use terms, all of which may negatively impact the prices at which we acquire such data. We are continuing to evaluate these and other past and potential future direct and indirect impacts on our business and results of operations.

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

In the second quarter of 2024, we completed a project to refresh our customer hierarchy methodology to reflect industry consolidation and to better reflect our go-to-market strategy as we increased resources and focus on Enterprise Customers. In some cases, this consolidated certain existing customer legal entities under larger parent accounts, and therefore reduced total customer count. As a result, our customer counts are not directly comparable to previously reported values and prior year customer counts have been revised to also reflect the updated customer hierarchy methodology. We believe this view of customer counts better reflects our updated selling and go-to-market strategy. Using the updated methodology, our total customer count, which includes smaller customers, was approximately 2,570 as of September 30, 2024 compared with approximately 2,750 customers as of September 30, 2023. Though our total customer count has decreased as smaller customers have churned at disproportionately higher rates due to current macroeconomic conditions, our Enterprise Customer count has increased by one to 530 customers, as adjusted, as of September 30, 2024 compared with 529 customers, as adjusted, as of September 30, 2023.

The table below presents the customer counts under the former and updated methodologies for the periods ended:

	Total Customers
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024
Prior	>3,000	~3,000	~2,900	~2,900	~2,800	—	—
Updated	>2,800	~2,800	~2,750	~2,750	~2,700	~2,600	~2,570

	Enterprise Customers
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024
Prior	529	527	555	565	559	—	—
Updated	507	505	529	540	541	537	530

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

Expanding Relationships with Existing Customers

We believe there is a significant opportunity to generate additional revenue from our existing customer base of approximately 2,570 customers, as adjusted, as of September 30, 2024.

Our customers have historically increased their spending by adding functionality and by expanding use-cases across departments. Our customers are typically assigned to one of our vertically focused teams, which is responsible for driving usage and increasing adoption of the platform, identifying expansion opportunities, and driving customer renewals. Real-time input from these customer centric teams feeds directly into our product innovation teams, enhancing the development of new capabilities. We believe this feedback loop and our ability to innovate creates significant opportunities for continual existing customer expansion. Our ability to generate additional revenue from existing customers is also subject to such existing customers’ business spending trends and the impact of macroeconomic conditions thereon.

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

Our cRPO will continue to be impacted by macroeconomic challenges, which have resulted in elongating deal cycles as customers implement more stringent approval processes or push out final decisions to later periods. We have also observed cancelations due to the impacts of such challenges on the financial condition of our customers, particularly in the life science and provider markets. We expect this trend will continue to reduce our revenue growth rate for 2024 relative to 2023.

The fourth quarter of 2024 is an important sales and renewal quarter for us and will impact our trajectory heading into 2025. As reported, our cRPO exiting the third quarter of 2024 declined 4% year-over-year, which provides a solid indication of the challenges on revenue growth rates we anticipate in 2025.

The following table presents cRPO as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Current	$163,692	$187,331
Non-current	81,181	89,636
Total	$244,873	$276,967

Impact of Acquisitions

We seek to enhance our platform, data and business through internal development and through acquisitions of and investments in businesses that broaden and strengthen our platform. During the nine months ended September 30, 2024, we completed the purchase of assets comprising the Carevoyance business line of H1 Insights, Inc., a product that helps MedTech customers to improve segmentation, targeting, and prospect engagement. Acquisitions can result in transaction costs, amortization expenses and other adjustments as purchase accounting requires that all assets acquired and liabilities assumed be recorded at fair value on the acquisition date. Refer to Note 2. Acquisitions in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

Components of our Results of Operations

Revenue

For the nine months ended September 30, 2024, we derived approximately 97% of our revenue from subscription services and the remainder from professional services. Our subscription services consist primarily of subscription fees for access to our platform. Our subscription contracts typically have a term ranging from 1 to 3 years and are non-cancellable. We typically bill for services in advance annually, and we typically require payment at the beginning of each annual period. Our subscription revenue is recognized ratably over the contract term. Our professional services revenue typically is derived from non-recurring consulting services which are generally capable of being distinct and can be accounted for as separate performance obligations. Revenue related to these professional services is recognized at the time the services are performed.

As part of the 2024 Restructuring Plan, we made significant changes to our go-to-market team that reduced overlay expenses, created a separate group and sales motion for our small and medium sized customers, and allocated more resources to our Enterprise Customers. These changes disrupted our sales efforts in the first half of 2024, coupled with continued macroeconomic headwinds and sales execution challenges in the second quarter. Although subscription renewals were in line with expectations, upsells, new business, and professional services, inclusive of transactional services and one-time consulting arrangements, were more heavily impacted than anticipated. Based on these impacts, we expect our revenue to decline in the final quarter of 2024 and into 2025 compared with the respective prior year periods.

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

During 2023, additional third-party data sources, inclusive of sources obtained through the acquisition of Populi in July 2023, were rolled out to our customers, which resulted in, and is expected to continue to result in, an increase in cost of revenue, including amortization. We have been observing changes in the healthcare claims data market as a result of data source disruption earlier this year, including how data providers are reviewing pricing, data availability, and use terms, all of which may negatively impact the prices at which we acquire such data.

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

We expect that gross profit margin for 2024 will continue to be impacted by the expansion of data sources, as described above, and costs associated with the acquisitions of Populi and Carevoyance, in addition to the anticipated second half 2024 revenue decline discussed above. We expect revenue declines to continue as we enter 2025. Revenue declines, in combination with our largely fixed cost structure, are expected to result in a decrease in gross profit margin in 2025.

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

Product development. Product development expenses primarily consist of personnel costs such as salaries, bonuses, stock-based compensation, and other employee-related benefits for our engineering, data science and product teams, as well as non-personnel costs including overhead costs. We believe that our core technologies and ongoing innovation represent a significant competitive advantage for us, and we continue to invest in systems optimization and product improvements for our customers, enhance our software development team and invest in automation and artificial intelligence (“A.I.”) to drive higher quality data and deeper insights.

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

When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference. We performed interim goodwill impairment tests during the second and third quarters of 2024 and concluded in each instance that the carrying value of the single reporting unit exceeded its fair value and recorded a $363.6 million and a $228.2 million non-cash, pre-tax goodwill impairment charge during each respective three-month period.

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

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue	$62,697	$65,325	$189,914	$185,483
Cost of revenue:
Cost of revenue exclusive of amortization	10,077	8,663	29,717	25,293
Amortization	3,589	3,232	10,330	9,676
Total cost of revenue	13,666	11,895	40,047	34,969
Gross profit	49,031	53,430	149,867	150,514
Operating expenses:
Sales and marketing	20,130	22,804	63,435	70,929
Product development	7,282	10,759	27,536	30,872
General and administrative	11,354	14,545	40,764	42,294
Depreciation and amortization	9,474	9,795	28,205	29,073
Transaction, integration, and restructuring expenses	(1,995)	3,505	9,390	9,666
Goodwill impairment	228,153	287,400	591,794	287,400
Total operating expenses	274,398	348,808	761,124	470,234
Loss from operations	(225,367)	(295,378)	(611,257)	(319,720)
Total other income, net	23,819	29,156	68,124	23,727
Net loss before income taxes	(201,548)	(266,222)	(543,133)	(295,993)
Benefit from income taxes	13,724	17,534	36,404	19,728
Net loss	(187,824)	(248,688)	(506,729)	(276,265)
Less: Net loss attributable to noncontrolling interests	(56,928)	(77,162)	(152,680)	(84,110)
Net loss attributable to Definitive Healthcare Corp.	$(130,896)	$(171,526)	$(354,049)	$(192,155)

Three Months Ended September 30, 2024 compared to Three Months Ended September 30, 2023

Revenue

Revenue decreased $2.6 million, or 4%, in the three months ended September 30, 2024 compared with the same period in the prior year due to lower subscription revenue of $1.7 million and lower professional services revenue of $0.9 million. Revenue attributable to customers that existed prior to the start of 2024 decreased $7.9 million, which was partially offset by a $5.3 million increase in revenue from new customers in 2024.

Cost of Revenue

Cost of revenue increased $1.8 million, or 15%, in the three months ended September 30, 2024 compared with the same period in the prior year. This increase was driven primarily by a $1.6 million increase in hosting fees and data subscription costs as a result of expanded customer usage of our platform and the Populi acquisition and an increase of $0.4 million in amortization expense resulting from new data purchases. These increases were partially offset by a $0.2 million decrease in personnel costs driven primarily by the 2024 Restructuring Plan.

Operating Expenses

Operating expenses, which included a goodwill impairment charge of $228.2 million incurred during the three months ended September 30, 2024 compared with $287.4 million incurred during the three months ended September 30, 2023 (refer to Note 7. Goodwill and Intangible Assets for further details), decreased $74.4 million, or 21%, during the three months ended September 30, 2024 compared with the same period in the prior year. The decrease to operating expense as compared to the prior-year period was primarily due to a lower goodwill impairment charge in the current period, as well as:

•
A decrease in sales and marketing expense of $2.7 million for the three months ended September 30, 2024, primarily driven by lower personnel costs, including stock-based compensation expense, resulting from the 2024 Restructuring Plan, along with a decrease in consulting fees;
•
A decrease in product development expense of $3.5 million for the three months ended September 30, 2024, primarily driven by lower personnel costs, including stock-based compensation expense, resulting from the 2024 Restructuring Plan and the departure of certain executive-level employees;
•
A decrease in general and administrative expense of $3.2 million for the three months ended September 30, 2024, primarily driven by lower personnel costs, including stock-based compensation expense, resulting from departures of certain executive-level employees in 2024, relief from sales tax exposure during the year, including penalties and interest, resulting from voluntary disclosure agreements, and lower professional service fees and franchise taxes;
•
A decrease in depreciation and amortization expense of $0.3 million for the three months ended September 30, 2024, primarily driven by certain customer relationship intangible assets utilizing economic consumption amortization methods with lower amortization in the current period; and
•
A decrease in transaction, integration, and restructuring expenses of $5.5 million for the three months ended September 30, 2024, primarily driven by a gain in the current period resulting from an adjustment to the Populi contingent consideration and by higher costs incurred in the third quarter of 2023 associated with a commitment to a new restructuring plan during the prior year period.

Total Other Income, Net

Total other income, net was $23.8 million for the three months ended September 30, 2024 compared to $29.2 million in the same period in the prior year. The decrease was primarily driven by a decrease in the TRA liability remeasurement gain of $5.5 million in the three months ended September 30, 2024 compared with the same period in the prior year. The TRA liability remeasurement gain, which is driven primarily by the impairment of goodwill, as well as changes in future realizability of tax attributes payable under the TRA, was lower in the current period primarily as a result of a $59.2 million decrease in the goodwill impairment charge during the three months ended September 30, 2024 compared with the same period in the prior year. This decrease was partially offset by an increase in interest income earned from our short-term investments of $0.3 in the three months ended September 30, 2024 compared with the same period in the prior year and a decrease in interest expense of $0.1 million during the three months ended September 30, 2024 compared with the same period in the prior year.

Benefit from Income Taxes

Benefit from income taxes was $13.7 million for the three months ended September 30, 2024 compared to $17.5 million in the comparable prior year period. The overall decrease was primarily attributed to a smaller impairment of goodwill during the current period compared with the same period in the prior year.

Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023

Revenue

Revenue increased $4.4 million, or 2%, in the nine months ended September 30, 2024 compared with the same period in the prior year, due to higher subscription revenue of $4.3 million and higher professional services revenue of $0.1 million. Revenue attributable to new customers in 2024 increased $10.9 million, which was partially offset by a $6.5 million decrease in revenue from customers that existed prior to the start of 2024.

Cost of Revenue

Cost of revenue increased $5.1 million, or 15%, in the nine months ended September 30, 2024 compared with the same period in the prior year. This increase was driven primarily by a $4.4 million increase in hosting fees and data subscription costs as a result of expanded customer usage of our platform and the Populi acquisition, an increase of $0.7 million in amortization expense resulting from new data purchases, and an increase in other costs of $0.5 million. These increases were partially offset by a $0.5 million decrease in personnel costs driven primarily by the 2024 Restructuring Plan.

Operating Expenses

Operating expenses, which include goodwill impairment charges of $591.8 incurred during the nine months ended September 30, 2024 compared with $287.4 million incurred during the nine months ended September 30, 2023 (refer to Note 7. Goodwill and Intangible Assets for further details), increased $290.9 million, or 62%, during the nine months ended September 30, 2024 compared with the same period in the prior year. The increase to operating expense as compared to the prior-year period was primarily driven by higher goodwill impairment charges in the current period, partially offset by:

•
A decrease in sales and marketing expense of $7.5 million for the nine months ended September 30, 2024, primarily driven by lower personnel costs, including stock-based compensation expense, resulting from the 2024 Restructuring Plan;
•
A decrease in product development expense of $3.3 million for the nine months ended September 30, 2024, primarily driven by lower personnel costs, including stock-based compensation expense, resulting from the 2024 Restructuring Plan and the departure of certain executive-level employees;
•
A decrease in general and administrative expense of $1.5 million for the nine months ended September 30, 2024, primarily driven by expense relief from sales tax exposure during the year, including penalties and interest, resulting from voluntary disclosure agreements, lower professional service fees, and lower recruiting fees. These decreases were partially offset by increased stock-based compensation expense resulting from new equity grants in the current year and the acceleration of certain shares in connection with the departure of executive-level employees, and increased fees and severance costs associated with a strategic transition initiative separate from our 2024 Restructuring Plan;
•
A decrease in depreciation and amortization expense of $0.9 million for the nine months ended September 30, 2024, primarily driven by certain customer relationship intangible assets utilizing economic consumption amortization methods with lower amortization in the current period; and
•
A decrease in transaction, integration, and restructuring expenses of $0.3 million for the nine months ended September 30, 2024, primarily driven by a gain on the adjustment to the Populi contingent consideration in the current period, along with higher acquisition related costs in the prior year period, partially offset by costs incurred in the current period associated with the 2024 Restructuring Plan and impairment charges resulting from the consolidation of certain leased office facilities.

Total Other Income, Net

Total other income, net was $68.1 million for the nine months ended September 30, 2024 compared to $23.7 million in the same period in the prior year. The overall change was primarily attributable to a $68.2 million TRA liability remeasurement gain in the nine months ended September 30, 2024, primarily driven by the impairment of goodwill, as well as changes in future realizability of tax attributes payable under the TRA, compared with a $25.0 million TRA liability remeasurement gain in the comparable prior year period. The increase in the TRA liability remeasurement gain year-over-year was primarily driven by an increase in the goodwill impairment charges of $304.4 million in the nine months ended September 30, 2024 compared with the same period in the prior year. Interest income earned from our short-term investments also increased by $1.5 million to $11.4 million in the nine months ended September 30, 2024 compared with $9.9 million in the comparable prior year period.

Benefit from Income Taxes

Benefit from income taxes was $36.4 million for the nine months ended September 30, 2024 compared to $19.7 million in the comparable prior year period. The overall increase was primarily attributed to a larger impairment of goodwill during the current period compared with the same period in the prior year.

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

The following table presents a reconciliation of gross profit and gross margin to adjusted gross profit and adjusted gross margin for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Reported gross profit and margin	$49,031	78%	$53,430	82%	$149,867	79%	$150,514	81%
Amortization of intangible assets resulting from acquisition-related purchase accounting adjustments	2,573	4%	2,303	4%	7,383	4%	6,907	4%
Equity-based compensation costs	88	0%	276	0%	668	0%	830	0%
Adjusted gross profit and margin	$51,692	82%	$56,009	86%	$157,918	83%	$158,251	85%

Adjusted EBITDA and Adjusted EBITDA Margin

We present “Adjusted EBITDA” as a measure of our operating performance. EBITDA is defined as earnings before (i) debt-related costs, including interest expense, (ii) interest income, (iii) income taxes, and (iv) depreciation and amortization. Management further adjusts EBITDA in its presentation of Adjusted EBITDA to exclude (i) other income, (ii) equity-based compensation, (iii) transaction, integration, and restructuring expenses, (iv) goodwill impairments, and (v) other non-core items. We exclude these items because they are by nature non-cash, non-recurring, and/or unrelated to our core operations, and therefore we do not believe them to be representative of ongoing operational performance. Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of revenue. Adjusted EBITDA and Adjusted EBITDA Margin are key metrics used by management and our board of directors to assess the profitability of our operations. We believe these metrics provide useful measures to investors to assess our operating performance and in measuring the profitability of our operations on a consolidated level.

The following table presents a reconciliation of net loss and margin to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net loss and margin	$(187,824)	(300)%	$(248,688)	(381)%	$(506,729)	(267)%	$(276,265)	(149)%
Interest expense (income), net	7	0%	433	1%	(58)	(0)%	1,434	1%
Benefit from income taxes	(13,724)	(22)%	(17,534)	(27)%	(36,404)	(19)%	(19,728)	(11)%
Depreciation & amortization	13,063	21%	13,027	20%	38,535	20%	38,749	21%
EBITDA and margin	(188,478)	(301)%	(252,762)	(387)%	(504,656)	(266)%	(255,810)	(138)%
Other income, net (a)	(23,826)	(38)%	(29,589)	(45)%	(68,066)	(36)%	(25,161)	(14)%
Equity-based compensation (b)	6,296	10%	11,994	18%	30,720	16%	35,485	19%
Transaction, integration, and restructuring expenses (c)	(1,995)	(3)%	3,505	5%	9,390	5%	9,666	5%
Goodwill impairment (d)	228,153	364%	287,400	440%	591,794	312%	287,400	155%
Other non-core items (e)	465	1%	1,196	2%	2,375	1%	3,072	2%
Adjusted EBITDA and margin	$20,615	33%	$21,744	33%	$61,557	32%	$54,652	29%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Merger and acquisition due diligence and transaction costs	$1,114	$1,033	$2,410	$4,110
Integration costs	211	474	939	805
Fair value adjustment for contingent consideration	(3,510)	—	(3,240)	—
Restructuring charges for severance and other separation costs	190	2,141	8,009	4,596
Office closure and relocation restructuring charges and impairments	—	(143)	1,272	155
Total transaction, integration and restructuring expenses	$(1,995)	$3,505	$9,390	$9,666

(d)
Goodwill impairment represents non-cash, pre-tax, goodwill impairment charges. We experienced declines in our market capitalization as a result of sustained decreases in our stock price, which represented triggering events requiring our management to perform quantitative goodwill impairment tests as of the end of the second and third quarters of 2024 and the third quarter of 2023. As a result of the impairment tests conducted in each respective period, we determined that the fair value of our single reporting unit was lower than its carrying value and, accordingly, recorded these impairment charges.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Non-core legal and regulatory	$363	$1,003	$(1)	$2,431
Consulting and severance costs for strategic transition initiatives	3	—	2,218	—
Other non-core expenses	99	193	158	641
Total other non-core items	$465	$1,196	$2,375	$3,072

Liquidity and Capital Resources

Overview

As of September 30, 2024, we had $137.6 million of cash and cash equivalents, $167.8 million of short-term investments, and $74.4 million available under our revolving credit facility. Our principal sources of liquidity are cash and cash equivalents and short-term investments on hand, primarily from our IPO and follow-on offering, as well as the cash flows we generate from operations. Our principal uses of liquidity have been, and are expected to continue to be, primarily for investment in long-term growth of the business through capital expenditures, acquisitions, and repurchases of our Class A Common Stock, as well as debt services (see Note 9. Long-Term Debt for further details) and distributions to members of Definitive OpCo.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash provided by (used in):
Operating activities	$50,061	$36,481
Investing activities	(139)	(86,189)
Financing activities	(43,381)	(19,522)
Change in cash and cash equivalents (excluding effect of exchange rate changes)	$6,541	$(69,230)

Cash Provided by Operating Activities

Net cash provided by operating activities was $50.1 million during the nine months ended September 30, 2024, primarily as a result of a net loss of $506.7 million, offset by non-cash charges of $567.0 million. The non-cash charges were primarily comprised of $591.8 million in goodwill impairment charges recorded during the nine months ended September 30, 2024, a gain on remeasurement of the TRA of $68.2 million, amortization of intangible assets of $36.8 million, a decrease in deferred taxes of $36.6 million, equity compensation costs of $30.7 million, and amortization of deferred contract costs of $11.5 million. The net decrease in operating assets and liabilities of $10.2 million for the nine months ended September 30, 2024 was primarily driven by cash outflows resulting from a decrease in deferred revenue of $12.1 million due to the timing of billings and cash received in advance of revenue recognition for subscription services, an increase in deferred contract costs of $8.3 million, an increase in prepaid expenses and other assets of $7.2 million, and lower accounts payable, accrued expenses, and other liabilities, collectively, of $5.2 million. These factors were partially offset by a decrease in accounts receivable of $23.1 million.

Cash Used in Investing Activities

Cash used in investing activities during the nine months ended September 30, 2024 was $0.1 million, driven primarily by $192.7 million in purchases of short-term investments and $13.5 million in cash paid, net of cash acquired, for the acquisition of Carevoyance in the first quarter of 2024, partially offset by $207.5 million in maturities of short-term investments.

Cash Used in Financing Activities

Cash used in financing activities during the nine months ended September 30, 2024 was $43.4 million, driven by payments of $15.0 million for repurchases of our Class A Common Stock, repayments of the 2021 Term Loan (as defined below) of $10.3 million, taxes paid related to the net share settlement of equity awards of $7.3 million, payments of $7.0 million under the TRA, distribution payments to members of $2.8 million, and payments of contingent consideration of $1.0 million.

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

The 2021 Term Loan is subject to annual amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on the Initial Amortization Date, equal to approximately 2.5% per annum of the principal amount of the term loans in the first year and second year after the Initial Amortization Date and approximately 5.0% per annum of the principal amount of the term loans in the third year, fourth year, and fifth year after the Initial Amortization Date. A balloon payment of approximately $220.0 million will be due at maturity. There was $247.5 million outstanding on the 2021 Term Loan at September 30, 2024.

The 2021 Revolving Line of Credit is committed for $75.0 million and has a maturity date of September 17, 2026. There was no outstanding balance as of September 30, 2024. In September 2023, the lessor of the Company’s corporate headquarters transitioned from one entity to another. As a result, in December 2023, in lieu of a security deposit, the Company provided a standby letter of credit of $0.6 million, which reduces the amount available under our revolving credit facility to $74.4 million.

On October 31, 2022, the Company amended the 2021 Credit Agreement to replace the LIBO rate with Term Secured Overnight Financing Rate (“SOFR”) plus an applicable rate.

The 2021 Credit Agreement includes certain financial covenants, and the Company was compliant with its financial covenants under the 2021 Credit Agreement as of September 30, 2024 and December 31, 2023.

Financing Obligations

Financing obligations generally include repayment of principal amounts of the 2021 Term Loan, lease payments, and purchase obligations. There have been no material changes to our financing obligations during the nine months ended September 30, 2024. Refer to Note 5. Leases and Note 14. Commitments and Contingencies in our Annual Report on Form 10-K filed with the SEC on February 28, 2024 for further information.

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

The timing and the amount of any repurchased Class A Common Stock will be determined by our management based on its evaluation of market conditions and other factors. The repurchase program will be funded using our working capital. Any repurchased shares of Class A Common Stock will be retired. The repurchase program does not obligate us to acquire any particular amount of Class A Common Stock, and the repurchase program may be suspended or discontinued at any time at our discretion. As of September 30, 2024, 3,144,516 shares of Class A Common Stock have been repurchased under the repurchase program.

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

Capital Expenditures

Capital expenditures decreased by $1.0 million to $1.4 million for the nine months ended September 30, 2024 compared to $2.4 million for the same period in the prior year, primarily driven by lower spend on historical data purchases in the current year compared with the comparable prior year period.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates including business combinations, goodwill and indefinite-lived intangible assets, and income taxes, see our discussion for the year ended December 31, 2023 included in our 2023 Form 10-K. There have been no material changes to these policies or estimates as of September 30, 2024.

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

Interest Rate Risk

Our cash, cash equivalents, and short-term investments primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities, and commercial paper. As of September 30, 2024, we had cash and cash equivalents of $137.6 million and short-term investments of $167.8 million.

Our operating results are subject to market risk from interest rate fluctuations on our 2021 Term Loan, which bears a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) or a Base Rate plus an applicable margin. In order to reduce the interest rate risk on our debt, we have entered into an interest rate swap agreement on a portion of our borrowings. As of September 30, 2024, the total principal balance outstanding was $247.5 million. Excluding the effect of the interest rate swap agreement, a hypothetical 1.0% increase or decrease in the interest rate associated with borrowings under the 2021 Credit Agreement would have resulted in an impact to interest expense of approximately $1.9 million for the nine months ended September 30, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on our management’s evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2024 as a result of the material weakness discussed below. Notwithstanding this material weakness, our management concluded that our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During 2023, we identified a material weakness in the design of our controls over the collection and remittance of sales taxes, as well as the accurate recording of our sales tax obligations in the financial statements. This material weakness remains unremediated as of September 30, 2024. Management is taking steps to remediate this material weakness (see “Remediation Efforts to Address Material Weakness” below for details).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the terms of the Amended LLC Agreement, holders of LLC Units have the right to exchange all or a portion of their LLC Units for newly issued shares of Class A Common Stock on a one-for-one basis, which issuances are made in reliance on Section 4(a)(2) of the Securities Act. Upon any such exchange, a corresponding number of shares of Class B Common Stock held by such LLC Unit holders are cancelled. Such exchanges executed in the three months ended September 30, 2024 are as follows:

Date of Exchange	Number of Shares Exchanged
July 29, 2024	27,436
Total	27,436

The following table sets forth certain information with respect to repurchases of our Class A Common Stock during the quarter ended September 30, 2024.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
July 1 - July 31, 2024	—	$––	—	$13,023
August 1 - August 31, 2024	1,757,542	$4.20	1,757,542	$5,633
September 1 - September 30, 2024	128,409	$4.73	128,409	$5,026
Total	1,885,951	$4.24	1,885,951

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

DEFINITIVE HEALTHCARE CORP.

November 7, 2024	By:	/s/ Kevin Coop
Date		Name:	Kevin Coop
		Title:	Chief Executive Officer (Principal Executive Officer)

November 7, 2024	By:	/s/ Richard Booth
Date		Name:	Richard Booth
		Title:	Chief Financial Officer (Principal Financial Officer)