Form 10-K
period 2024-12-31
Definitive Healthcare Corp.
filed 2025-02-27
CIK 1861795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant on June 28, 2024, based on the reported closing price of the Registrant’s Class A Common Stock on the Nasdaq Global Select Market on that date, was approximately $284.4 million.

The number of shares of Registrant’s Class A Common Stock outstanding as of February 24, 2025 was 112,911,325.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2025 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference in Part III of this Form 10-K.

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
•
“Pre-IPO LLC Members” refers to certain affiliates of Spectrum Equity, Jason Krantz, DH Holdings, AIDH Management Holdings, LLC, certain affiliates of Advent and certain other minority equity holders of Definitive OpCo prior to the Reorganization Transactions.
•
“Reorganization Parties” refers to the shareholders of the Blocker Companies prior to the merger of the Blocker Companies into Definitive Healthcare Corp.
•
“Reorganization Transactions” refers to transactions completed in connection with the Company’s IPO.
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

•

The war between Russia and Ukraine, the conflict in Israel and surrounding areas, global geopolitical and trade tensions, and worsening global macroeconomic conditions could have a material adverse effect on our business, financial condition, and results of operations;

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

•

We previously identified a material weakness in our internal control over financial reporting, and although we have remediated this material weakness, we cannot assure you that additional material weaknesses or significant deficiencies will not occur in the future. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock; and

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

Overview

Definitive Healthcare is a leading provider of healthcare commercial intelligence. Our solutions are designed to provide accurate and comprehensive information on healthcare providers and their activities to help our customers optimize everything from product development to go-to-market planning and sales and marketing execution. Delivered through our SaaS platform, our intelligence has become important to the commercial success of our approximately 2,500 customers as of December 31, 2024. We generally define a customer as a company that maintains one or more active paid subscriptions to our platform.

Our healthcare commercial intelligence platform brings together comprehensive, in-depth and high-quality intelligence, a powerful artificial intelligence engine, and an intuitive front-end SaaS platform, which have all been built, modified and improved upon over the last 13 years to create a highly differentiated offering.

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

Our Data Sources and Data Engine

Our comprehensive, high-quality healthcare commercial intelligence is made up of thousands of data sources and billions of data points that enrich and power our platform. We transform this data into intelligence through artificial intelligence and machine learning (“A.I.”) algorithms that ingest, cleanse, link, and analyze the data to create powerful new intelligence and analytics. Each new data source and each new algorithm created by our data science team makes our entire platform and the intelligence modules contained within more valuable to our clients. Built and enhanced since our inception, our platform contains a full 360-degree, longitudinal view of the healthcare ecosystem and depicts how the ecosystem connects together, creating a true barrier to entry.

Our Competition and Competitive Strengths

We operate in a highly fragmented market. We have a competitive advantage that is based on our comprehensive dataset built up over 14 years, our application of the data science, which has created proprietary intelligence and linkages that we do not see elsewhere, and a user interface that provides customers access to answers, not data, in an integrated manner. Our competitive strengths include:

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
•
Emerging point solution players, such as AcuityMD, RepSignal, and MedScout;
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

As of December 31, 2024, our workforce included 782 employees — of whom 525 were based in the U.S., 50 were based in Europe, and another 207 were based in India. Functionally, our workforce includes 326 in sales and marketing, 195 in product development, 177 in professional services and customer support, and 84 in general and administrative roles. Our workforce is comprised of a wide variety of professionals, including business development representatives, data scientists, software engineers, and more.

People and culture

We consistently receive workplace accolades. We have been recognized by The Boston Globe as a Top Place to Work several times over the past eight years and were named a “Top Workplace in the USA” by Energage for the third consecutive year.

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

Promoting a culture that supports health and well-being continues to be a priority for the organization. We have implemented a hybrid work environment, enabling all employees to work between our offices and remotely, which we believe enables greater flexibility for a successful work-life balance. Since 2022, we have offered unlimited paid time off and expanded parental leave for U.S.-based employees.

We reward high performance and effort, regardless of experience or title. We recognize employees who do exceptional work four times a year through our Trailblazer awards, which are granted to those who embody our guiding principles in extraordinary ways, and recipients are determined by employee nominations.

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

Intellectual Property

Our data driven platform and our approach to keeping it current is our defensive moat and protecting our intellectual property is a crucial aspect of our business. While, as of December 31, 2024, we have not pursued any patents, we secure and protect our intellectual property rights in material unregistered intellectual property by entering into invention assignment contracts with all of our employees and confidentiality agreements with our employees, vendors, customers, and other parties with whom we conduct business and share confidential information to control access to our proprietary information, technology and processes. We consider our trademark and related names, marks, and logos to be of material importance to our business, and we have registered or applied for registration for certain of these trademarks, including Definitive Healthcare.

We continually assess our strategy with respect to the protection of new intellectual property and intend to pursue additional avenues to intellectual property protection to the extent we believe it would be cost-effective and beneficial to our business.

Data Privacy and Security

The information we collect, use, disclose, and/or otherwise process about individuals from healthcare organizations, and healthcare professionals in the ordinary course of our business is integral to providing a comprehensive healthcare commercial intelligence platform and our other products to our customers. As a result, numerous state, federal, and foreign laws, including consumer protection laws, regulations, industry standards, and other obligations govern our collection, use, disclosure, and/or processing of personal data, including health-related information. For example, in the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations (collectively, “HIPAA”), federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping) govern the collection, use, disclosure, protection, and/or processing of health-related and other personal data and apply, or could apply, to our operations or the operations of our partners or customers.

In addition, certain individual U.S. state laws, such as the CCPA and foreign laws such as the European Union’s General Data Protection Regulation (“GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) govern the privacy and security of personal data, including health-related information in certain circumstances, some of which, in certain aspects, are more stringent than HIPAA and many of which differ from each other in significant ways, thus complicating our compliance efforts. Any actual or perceived failure to comply with these laws, where applicable, can result in the imposition of significant administrative (e.g., regulatory fines and sanctions), civil and/or criminal penalties and private litigation. Data privacy and security laws, regulations, industry standards, and other obligations are constantly evolving, may conflict with each other, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.

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

For the year ended December 31, 2024, we derived 97% of our revenue from subscription services, and we expect to continue to generate substantially all of our revenue from the sale of subscriptions to our platform. As a result, the continued use of healthcare provider data, sales intelligence and healthcare market analytics by the healthcare ecosystem is critical to our future growth and success. If the healthcare data market fails to grow, or grows more slowly than we currently anticipate, or if there is a decrease in the use of healthcare commercial intelligence, demand for our platform would be negatively affected. For example, difficult macroeconomic conditions have impacted our existing and prospective customers, which has in some cases resulted in longer deal cycles, more stringent approval processes and deferred purchasing decisions, and we expect this to continue until macroeconomic conditions improve.

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

Current or future competitors may seek to develop new solutions for more efficiently transforming, cleansing and linking data and creating healthcare commercial intelligence. Such actions may enable a competitor to create a platform that is comparable or superior to ours, that takes substantial market share from us, or that creates or maintains healthcare commercial intelligence at a lower cost than we currently provide. We expect continuous improvements in computer hardware, network operating systems, programming tools, programming languages, large language models (“LLMs”) and A.I. technology, operating systems, data matching, data filtering, data predicting and other database technologies and the use of the Internet. These improvements, as well as changes in customer preferences or regulatory requirements, may require changes in the technology used to process and analyze data. Our future success will depend, in part, upon our ability to internally develop and implement new and competitive intelligence modules and features, use third-party technologies to source data effectively, and respond to advances in healthcare commercial intelligence and technology. If we fail to respond to changes in healthcare commercial intelligence or technology, our competitors may be able to develop solutions that will take market share from us, and the demand for our platform, the delivery of our solutions or our market reputation could be adversely impacted, which could have a material adverse effect on our business, financial condition and results of operations.

If we are not able to obtain and maintain accurate, comprehensive or reliable data, we could experience reduced demand for our platform.

The healthcare landscape is complex, opaque and constantly evolving and our success depends in large part on our customers’ confidence in the depth, breadth and accuracy of our data and analytics. The task of providing a comprehensive view of the healthcare ecosystem, including information on healthcare providers, physicians and how they are affiliated and interconnected, how they refer patients to each other, the quality of care they provide and procedure and diagnosis volumes, is challenging and expensive. Many of our contracts with our customers include a contractual right pursuant to which our customers may unilaterally terminate their subscription with us and we could be obligated to reimburse certain payments if customers experience any issues with the availability of the platform. Unavailability of our platform for routine scheduled maintenance does not trigger the termination right. If the data we obtain from third parties and our own first party research cannot be obtained on a timely basis, or at all, or maintained, customers may be dissatisfied with our platform reducing the likelihood of customers to renew or upgrade their subscriptions. In addition, if we are no longer able to maintain accuracy in our data and analytics, we may face service disruptions, regulatory or privacy activist scrutiny, or legal claims by our customers, which could have a material adverse effect on our business, reputation, financial condition, or results of operations.

Our growth rates have fluctuated and may not be indicative of our future growth.

Our revenue growth has fluctuated in prior periods. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We cannot guarantee that we will increase or sustain our revenue growth rate in future periods. Further, as we operate in a new and rapidly changing market, widespread acceptance and use of our platform is critical to our future growth and success. Our revenue growth has in the past slowed and may in the future slow or our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or reduction in size of our overall market, failure to capitalize on growth opportunities, and the impacts to our business from macroeconomic factors such as the Russia-Ukraine war, the evolving conflict in Israel and surrounding areas, global geopolitical and trade tensions, and more recently, inflation and high interest rates, volatility in the capital markets and related market uncertainty. Our current and prospective customers are impacted by difficult macroeconomic conditions to varying degrees and as a result, in some cases we are observing deal cycles lengthen for new and existing customers, as well as more stringent approval processes and deferred purchasing decisions, which we expect will impact our growth unless macroeconomic conditions improve.

We expect our operating expenses to increase in future periods, and if our revenue growth does not increase to offset these anticipated increases in our operating expenses, it will have a material adverse effect on our business, financial condition and results of operations and we may not be able to achieve or maintain profitability. Further, our growth may make it difficult to evaluate our future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, it could have a material adverse effect on our business, financial condition and results of operations.

We may not achieve or sustain profitability in the future as we increase investments in our business or experience operational challenges.

We have incurred operating losses in the past and may continue to incur net losses in the future. For the year ended December 31, 2024, we had a net loss of $591.4 million, compared to a net loss of $289.6 million for the year ended December 31, 2023. We expect our operating expenses to increase in the future as we invest capital to make acquisitions, develop new features, add to our existing intelligence modules and invest in new products and data sources. While in light of macroeconomic conditions we have made efforts to contain our operating expenses, including implementation of restructuring plans (the “Plans”) in the first and third quarters of 2023 and in the first quarter of 2024, such efforts may not achieve the cost savings that we expect. Our efforts to grow our business may be more costly than we expect and we may not be able to increase our revenue enough to offset higher operating expenses. We may not be able to achieve or sustain profitability in subsequent periods and we may incur significant losses in the future for a number of reasons, including the foregoing as well as unforeseen expenses, difficulties, complications and delays, the other risks described in this Annual Report and other unknown events. The amount of any future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. If we incur losses in the future, any such future losses will have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve or sustain profitability, the market price of our Class A Common Stock may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired. A decline in the price of our Class A Common Stock may cause you to lose all or part of your investment.

We could lose our access to our data providers, which could negatively impact our platform and could have a material adverse effect on our business, financial condition and results of operations.

Our platform depends extensively upon continued access to and receipt of data from external sources, including real-time claims data, as well as data received from customers, strategic partners and various government and public records repositories. In some cases, we compete with our data providers. Our data providers could stop providing data for any reason, provide outdated data or inaccurate data or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, budgetary constraints, a desire to generate additional revenue or for regulatory or competitive reasons. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our data providers in a way that allows us to legally use the data. If we were to lose access to this external data, either temporarily or permanently, or if our access or use were restricted or were to become less economical or desirable, our ability to provide the full breadth of our healthcare commercial intelligence on our platform could be negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations. If our competitors are able to purchase similar external data on better terms, our ability to compete would be harmed. We cannot provide assurance that we will be successful in maintaining our relationships with these external data providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Further, we cannot provide assurance that we will be able to obtain adequate data on commercially acceptable terms from alternative sources if our current sources become unavailable.

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

Our ability to compete effectively and to attract new customers and increase revenue from existing customers depends in large part on our ability to continually enhance and improve our platform and the features, intelligence modules and capabilities we offer. It also requires the introduction of compelling new features, intelligence modules and capabilities that reflect the changing nature of our market and available novel technologies (such as A.I. technologies) to maintain and improve the quality and value of our platform, which depends on our ability to continue investing in innovation and our successful execution and our efforts to improve and enhance our platform. There can be no guarantee that we will be able to develop, acquire, or integrate such capabilities. The success of any enhancement to our platform depends on several factors, including availability, frequent updates, analytics reflecting current healthcare commercial intelligence, competitive pricing, adequate quality testing, integration with existing technologies and overall market acceptance. Any new features, integrations or capabilities that we develop may not be introduced in a timely or cost-effective manner, may contain errors, failures, vulnerabilities or bugs or may not achieve the market acceptance necessary to generate significant revenue. Maintaining adequate research and product development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. Moreover, innovation can be technically challenging and expensive. If we are unable to successfully develop new features, integrations and capabilities to enhance our platform to meet the requirements of current and prospective customers or otherwise gain widespread market acceptance, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the introduction of new services embodying new technologies could render certain of our existing services obsolete.

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

To increase our revenue and achieve profitability, we must retain and grow the subscriptions of existing customers and attract new customers. We price our services on a tiered subscription-based model that allows our customers to choose a core plan based on their needs and the customers subscribe to the platform on a per user per month basis. Customers can then add users and intelligence modules for additional monthly rates depending on their individual needs. We seek to expand existing customer subscriptions by adding new customers and intelligence modules, including through expanding the adoption of our platform into other departments within existing customers. We do not know whether we will continue to achieve similar customer acquisition, retention, and subscription growth rates in future periods as we have in the past, including in light of recently difficult macroeconomic conditions, which we have seen result in lengthening deal cycles that we expect will continue until macroeconomic conditions improve. Numerous other factors have in the past impeded, and may also in the future impede, our ability to add new customers and retain and expand existing customer subscriptions, including failure to hire effective sales personnel, adequately train new sales personnel, provide a high-quality customer experience and ensure the effectiveness of our go-to-market programs that drive customer referrals. Additionally, increasing our sales to enterprise organizations (including customers generating more than $100,000 in ARR, which we refer to as “Enterprise Customers”) requires increasingly sophisticated and costly sales and account management efforts targeted at senior management and other personnel and generally involve longer sales cycles. If our efforts to sell to Enterprise Customers are not successful or do not generate additional revenue, our growth will suffer, which could have a material adverse effect on our business, financial condition and results of operations.

Moreover, our business is subscription-based, and therefore our customers are not obligated to renew their subscriptions after their existing subscriptions expire, which has occurred in the past and may continue to occur in the future. Customers have also renewed at a lower price, including by choosing to reduce the intelligence modules to which they have access and reducing their number of users, and may continue to do so in the future. Most of our subscriptions are sold for multi-year terms, though some organizations purchase a one-year subscription plan. While our subscription agreements typically provide for automatic renewal, our customers have, and may continue to, opt-out of automatic renewal and customers have no obligation to renew a subscription after the expiration of the term. Our customers may or may not renew their subscriptions as a result of a number of factors, including their satisfaction or dissatisfaction with our platform, decreases in the number of users at the organization, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of economic conditions (including as a result of general economic downturns and difficult macroeconomic conditions) or reductions in our paying customers’ spending levels. Our contracts typically require advance notice to terminate a contract in the absence of a default by the Company. In addition, our customers have in the past, and may continue to in the future, renew for shorter contract lengths if they were previously on multi-year contracts or switch to lower cost offerings of our platform. Our attrition rates have, and may continue to, increase or fluctuate as a result of a number of factors, including customer dissatisfaction with our services, customers’ spending levels, mix of customer base, decreases in the number of users at our customers, competition, pricing increases or changing or deteriorating general economic conditions. If customers do not renew their subscriptions or renew on less favorable terms, we fail to add more users, or if we fail to expand subscriptions of existing customers, our revenue may decline or grow less quickly than anticipated and we may not be able to achieve our anticipated LTV from our customer relationships, which could have a material adverse effect on our business, financial condition and results of operations.

Our use of A.I., and the integration of A.I. with our products and services, may not be successful and may present business, compliance, and reputational challenges which could lead to operational or reputational damage, competitive harm, and additional costs.

We leverage the use of A.I. in the provision of our solutions and anticipate the use of A.I. to grow. As with many developing technologies, A.I. presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. A.I. algorithms may be flawed. Datasets may be insufficient, of poor quality, or contain biased information. If the recommendations, forecasts, analyses, or results that A.I. applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some A.I. scenarios present ethical issues. Though our business practices are designed to mitigate many of these risks, if we enable or offer A.I. solutions that are controversial because of their purported or real impact on human rights, data privacy, employment, or other social issues, we may experience brand or reputational harm.

Furthermore, our competitors, customers, or other third parties may incorporate A.I. into their products more quickly or more successfully than us, which could impair our ability to compete effectively. If any third-party A.I. tools are trained using or otherwise leverage any of our proprietary data or data sets, our competitive advantage may be impaired, and our ability to commercialize our own A.I. tools or such data and data sets may be undermined, damaging our operations and business.

We may fail to offer the optimal pricing and packaging of our solutions, which could negatively impact our growth strategy and ability to effectively compete in the market.

We may make changes to our pricing model from time to time. Demand for our solutions is sensitive to price, and depends substantially on levels of expenditures by our customers and their ability to access capital. Sustained market uncertainty can also result in lower demand and pricing for our products and services. Current or prospective customers may choose not to subscribe or renew their subscriptions due to costs. Further, certain of our competitors have offered, and may in the future offer, lower-priced or free services that compete with our platform or may bundle functionality compatible with our platform and/or offer a broader range of solutions, which have been and may be preferred by current or prospective customers. Similarly, certain competitors may use marketing strategies that enable them to acquire customers more rapidly and/or at a lower cost than us. In addition, if our mix of features and capabilities on our platform changes or if we develop additional intelligence modules for specific use cases or additional premium versions, then we may need or choose to revise our pricing.

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

As more of our sales efforts target larger Enterprise Customers, our sales cycle has in the past, and may again in the future, become longer and more expensive, and we have in the past encountered, and may again in the future encounter, pricing pressure and implementation and configuration challenges that have required us, and may again in the future require us, to delay revenue recognition for some complex transactions, all of which could have a material adverse effect on our business, financial condition and results of operations.

Enterprise Customers are a key focus of our go-to-market programs. As we target more of our sales efforts at larger Enterprise Customers, we have in the past faced, and may continue to in the future face, longer sales cycles, greater competition, more complex customer due diligence, less favorable contractual terms, and less predictability in completing some of our sales. These efforts have also in the past caused, and may again in the future cause, disruptions in our sales efforts impacting both new customer acquisition and upsell to existing customers. Consequently, a target customer’s decision to use our solutions may be an enterprise-wide decision and, if so, these types of sales would require us to provide greater levels of education regarding the use and benefits of our platform, as well as education regarding data privacy and security obligations to prospective customers. In addition, larger Enterprise Customers and governmental entities may demand more configuration and integration services and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to smaller Enterprise Customers, which could increase the costs and time required to complete sales and diverting resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.

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

Because our platform includes health information about millions of individuals and businesses, some of which we source ourselves and some of which is provided by third-party data providers and de-identified, our platform and data could be misused by customers or by parties who have obtained access to our platform without authorization to access individuals’ health information for purposes that we would not permit, including to perpetrate scams. Our customers could use our platform for purposes beyond the scope of their contractual terms or applicable laws or regulations which may retain Company data post termination. For example, our customers are subject to broad healthcare fraud and abuse laws that may limit their appropriate use of our platform and information obtained therein. In addition, third parties could gain access to our platform through our customers or through malfeasance or cyber-attacks and use our platform for purposes other than its intended purpose or to create products that compete with our platform. Our customers’ or third parties’ misuse of our platform, inconsistent with its permitted use, could result in reputational damage, adversely affect our ability to attract new customers, expose us to potential litigation and cause existing customers to reduce or discontinue the use of our platform, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

As we acquire and invest in companies or technologies, including through partnerships with other companies, we may not realize expected business or financial benefits and the acquisitions or investments could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our business, financial condition and results of operations.

As part of our business strategy, we make investments in, or acquisitions of, complementary businesses, solutions, databases and technologies, and we expect that we will continue to make such investments and acquisitions in the future to further grow our business and our platform. For example, in July 2023, we completed our acquisition of Populi, a provider-focused data and analytics company that works with healthcare organizations to optimize physician relationships, reduce network leakage, and expand market share, and are in the process of integrating Populi’s business with ours.

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

Similarly, our strategy to engage in partnerships to complement our sales channels and product offerings depends on our ability to identify, and the availability of, suitable partnership candidates. We may not be able to find suitable partners in the future and we may not be able to complete partnerships on favorable terms, if at all. Partnerships may not be implemented in a way that effectively integrates into our operations, and costs in connection with partnerships may be higher than the expected value therefrom, such that we may incur unanticipated losses or costs, either due to lost opportunities or sunk costs associated with resourcing the partnerships over other native product development and commercialization opportunities. These costs could adversely affect our financial condition, results of operations or prospects. Any partnership we complete could be viewed negatively by customers, users or investors, and could have adverse effects on our existing business relationships.

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

If we fail to maintain adequate operational and financial resources, particularly if we grow rapidly, we may be unable to execute our business plan or maintain high levels of service and customer satisfaction.

We have experienced rapid growth in the past, and may experience rapid growth again, which has placed, and may again place, significant demands on our management and our operational and financial resources. In addition, our organizational structure has become more complex as we scale our reporting systems and procedures and our operational, financial and management controls with international expansion. As we grow, we have faced, and may continue to face, challenges of integrating, developing, training, and motivating a growing employee base in our various offices and maintaining our company culture across multiple offices. Certain members of our management have not previously worked together for an extended period of time, which may affect how they manage our growth. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract users, employees, and customers.

To manage future growth in our operations and personnel, we may need to expand and improve our operational, financial, and management controls and our reporting systems and procedures. We may require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. Our expansion has placed, and our potential future growth may continue to place, a significant strain on our management, customer experience, innovation, sales and marketing, administrative, financial, and other resources. In light of macroeconomic conditions and their actual and potential future impacts on our business, we have made and expect to continue to make efforts to contain our operating expenses, including the implementation of restructuring plans. These efforts have placed, and may again place, additional strain on our employees and other resources and divert attention from our operations, and may continue do so, which could impact our ability to operate our business effectively.

Significant additional investments may be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our platform, to expand into new geographic areas, and to scale with our overall growth. If additional investments are required due to significant growth, this will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term.

In addition, as we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction. If our customer base continues to grow, we will need to increase our account management, customer service, and other personnel, which will require more complex management and systems. Additionally, since a significant portion of our new business is derived from customer referrals, customers may be less likely to refer new customers if they are not satisfied with our platform. If we are not able to continue to provide high levels of customer service, it could have a material adverse effect on our business, financial condition, and results of operations.

We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could have a material adverse effect on our business, financial condition and results of operations.

Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of sales and marketing, product development, strategy and corporate development and network development. From time to time, there have been and may in the future be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, we have recently experienced significant management turnover, including our appointment of Kevin Coop as our Chief Executive Officer. Additionally, following discussions regarding the scope of the role of Chief Financial Officer, Richard Booth, the Company’s Chief Financial Officer, and the Company agreed that Mr. Booth will be leaving the Company effective June 1, 2025. After a thorough search process, our board of directors appointed Casey Heller, our current Senior Vice President of Finance, to the role of Chief Financial Officer effective on June 2, 2025. While we seek to manage these transitions carefully, including by establishing strong processes and procedures and succession planning, such changes may result in a loss of institutional knowledge and cause disruption to our business. The loss of one or more of our executive officers or key employees could have a material adverse effect on our business, financial condition and results of operations.

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
•
Our business depends on the overall economic health of our existing and prospective customers. Subscribing to our platform may involve a significant commitment of capital and other resources for certain customers. If economic conditions, including the ability to market commercial intelligence in the healthcare ecosystem or the demand for healthcare products globally deteriorates, many of our customers may delay on growth initiatives that would require our solutions. We have seen this happen in response to difficult macroeconomic conditions and expect it will continue until they improve. In particular, these trends have been more pronounced for our existing and prospective Life Science customers. For example, difficult macroeconomic conditions have impacted our existing and prospective customers and their business spendings, which has in some cases resulted in longer deal cycles, more stringent approval processes and deferred purchasing decisions, and we expect this to continue until macroeconomic conditions improve. Such macroeconomic conditions may also result in reductions in sales of our solutions, reductions in subscription duration and value, slower adoption of new solutions, and increased price competition.

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

Our Monocl and AW businesses create exposure to risks inherent in international operations. Any new markets or countries into which we attempt to sell subscriptions to our platform may not be as receptive to our solutions as we anticipate. It is costly to establish, develop and maintain international operations and develop and promote our platform in international markets. A significant increase in international customers or an expansion of our operations into other countries would create additional risks and challenges which could have a material adverse effect on our business, financial condition and results of operations.

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
•
pursue acquisition opportunities.

We have undertaken internal restructuring activities, and may do so again in the future. The assumptions underlying these activities may prove to be inaccurate, or we may fail to achieve the expected benefits therefrom.

In light of recent macroeconomic conditions, we have made, and will continue to make, judgments as to whether we should further reduce, relocate or otherwise change our workforce. For example, in January 2024, we took certain actions to reduce our global headcount by 154 employees. This reduction in force, and any other future reductions, and the attrition that may occur following them, result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. These restructurings and other additional measures we might take to reduce costs could strain our workforce, divert management attention, yield attrition beyond our intended reduction in force, reduce employee morale, cause us to delay, limit, reduce or eliminate certain development plans or otherwise interfere with our ability to operate and grow our business effectively, each of which could have an adverse impact on our business, operating results, and financial condition. Charges and costs incurred in connection with workforce reduction efforts may be significant and higher than estimated. In connection with these actions, we incurred pre-tax cash restructuring and related charges of approximately $8.1 million during the year ended December 31, 2024, consisting primarily of severance payments, employee benefits, and related cash expenses, as well as non-cash stock-based compensation charges related to the vesting of share-based awards for employees who were terminated. We may not complete the current or any future restructuring activities on the anticipated timetable, and even if successfully completed, we may not achieve the anticipated cost savings, operating efficiencies or other benefits of such activities.

Catastrophic events and geopolitical and trade tensions could disrupt our business and adversely affect our operating results.

We are a global technology company with a corporate headquarters located in Framingham, Massachusetts and international offices in Sweden and India. Instability and unforeseen changes in any of the markets in which we operate could result in business disruptions or operational challenges that may adversely affect the demand for our products and services, or our reputation, financial condition, results of operations or cash flows. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website, for our product development, analytics innovation, marketing, operational support, hosted services and sales activities. In the event of a major weather event or threatened public health emergency, or other catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations at full capacity or at all and may experience system interruptions, reputational harm, delays in our solution development, lengthy interruptions in our services, breaches of data security, loss of key employees and loss of critical data.

Global geopolitical and trade tensions may also be disruptive to our business, including as a result of the military conflict between Russia and Ukraine and the evolving conflict in Israel and surrounding areas. The sanctions announced by the U.S. and other countries against Russia to date include restrictions on selling or importing goods, services or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia. The U.S. and other countries could impose wider sanctions and take other actions should the conflict further escalate. It is not possible to predict the broader consequences of these conflicts, which have included or could include further sanctions, embargoes, regional instability, prolonged periods of higher inflation, geopolitical shifts, and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Data Privacy and Cybersecurity

If our information technology systems or those of third parties with whom we work, or our data are or were compromised, we could experience material adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of business, including when we provide our solutions to customers, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information (collectively, sensitive data). As a result, our business, brand, reputation and ability to attract and retain customers depends upon the satisfactory performance, reliability, and availability of our platform and solutions. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fire, flood, power loss, system failures, computer viruses, software errors, physical or electronic break-ins or malicious hacks or attacks on our systems (such as denial of service attacks), and other similar threats.

In addition, the software, internal applications and systems underlying our platform are complex and have not always been, and may not in the future be, error-free. Any inefficiencies, errors or technical problems with our platform, internal applications and systems could reduce the quality of our solutions or interfere with our customers’ use of our platform, which could reduce demand, lower our revenues and increase our costs.

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

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.

Further, our platform utilizes certain A.I. technology to provide services, and this technology is integrated into the platform, making us susceptible to additional cybersecurity threats. Additionally, confidential and sensitive data of the Company and our customers may be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of A.I. technologies.

Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we have in the past been, and may in the future be, unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period, due to, among other things, the breadth and complexity of our operations and the high volume of transactions that we process, the large number of customers, counterparties and third party service providers with which we do business, the proliferation and increasing sophistication of cyber-attacks, and the possibility that a third party, after establishing a foothold on an internal network without being detected, might obtain access to other networks and systems.

We have also outsourced elements of our information technology infrastructure to third parties, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third parties to provide other products, services, parts, or otherwise to operate our business. Our reliance on these third parties introduces new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We have not and may not in the future, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we have experienced, and may in the future experience, delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities.

We operate under a shared responsibility model, where both we and our customers play a role in maintaining security. While we provide a secure platform, services, and products, customers are responsible for properly configuring, implementing, and managing security controls to align with cybersecurity standards, comply with regulations, and mitigate their own security risks. As part of this model, we offer security features and best practices to help customers strengthen their security posture. However, the effective use of these features remains the customer’s responsibility. Failure to properly configure or utilize security settings, misusing our services, or experiencing security incidents due to policy violations, credential exposure, or other vulnerabilities on the customer’s side can lead to security issues independent of our platform. While we are not the cause of such customer-side security incidents, they may still negatively impact our customer relationships, reputation, and revenue.

Certain of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of successful phishing attacks in the past and expect such attacks will continue in the future. Security incidents or other interruptions have caused, and may in the future cause, disruptions in our ability (and that of third parties with whom we work) to provide our services.

We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.

If we (or a third party with whom we work) experience a security incident or are unable to protect our computer systems, software, networks, sensitive data and other technology assets, or there is a perception that we have failed to do so, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. These events may have a material adverse effect on our business, financial condition, and results of operations.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from regulatory fines and sanctions, liabilities, damages, or claims related to our data privacy and security obligations. We maintain insurance policies that cover certain security and privacy damages. However, we cannot guarantee that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

We, and the third parties with whom we work, are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with applicable U.S. and foreign privacy and security laws, regulations, industry standards, contractual obligations, and other requirements could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

Our customers use our solutions to understand and navigate the healthcare ecosystem. As a result, we process sensitive data that subjects us to a variety of laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution creates uncertainty in our business and may affect our ability to operate in certain jurisdictions or to process personal data, necessitate the acceptance of more onerous obligations in our contracts, or result in liability or impose additional costs on us. These laws, regulations, and other obligations may also be interpreted and applied inconsistently from jurisdiction to jurisdiction which may make compliance difficult or impossible in certain circumstances.

Our platform involves use and disclosure of de-identified data, which must be de-identified in accordance with applicable laws, including Health Insurance Portability and Accountability Act (“HIPAA”). Certain states have signed into law or are intending to enact laws governing the use and disclosure of such de-identified information, and there is some uncertainty regarding those laws’ conformity with the HIPAA de-identification standards. Compliance with state laws could require additional investment and management attention and may subject us to significant liabilities if we do not comply appropriately with new and potentially conflicting regulations. If there is a future change in law, we may also face limitations on our ability to use de-identified information that could harm our business. There is also a risk that the third-party vendors that provide our data sets may fail to properly de-identify protected health information (“PHI”) under HIPAA or applicable state laws, some of which impose different standards for de-identification than those imposed by HIPAA. There is also a risk that customers and third-party vendors who are subject to HIPAA and interface with us may misunderstand the limits of our ability to conform to HIPAA given our posture that we remain outside of the HIPAA regulation by virtue of de-identifying our data, and may expose us inadvertently to PHI that we need to then make efforts to excise from our systems. We are also required to ensure that such information remains de-identified and our failure to do so could result in non-compliance with privacy laws and contractual obligations.

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

Certain of our customers may be either “business associates” or “covered entities” under HIPAA, including certain of our customers that are not traditional healthcare providers. For example, some of our customers are medical device companies that may work with healthcare professionals or researchers from whom they receive PHI for data analysis purposes, thus triggering compliance obligations under HIPAA. While such PHI is de-identified before it is introduced into our systems, in certain scenarios, we may nevertheless be contractually obligated to comply with certain HIPAA obligations, including the various requirements of the HIPAA de-identification rules. Additionally, if PHI is inadvertently introduced into our systems without being properly de-identified, we may be directly liable for mishandling PHI and for failing to comply with HIPAA as a “business associate.” The U.S. Department of Health and Human Services Office for Civil Rights, or OCR, may impose penalties for a failure to comply with applicable requirements of HIPAA. Penalties will vary significantly depending on factors such as the date of the violation, whether the business associate knew or should have known of the failure to comply, or whether the business associate’s failure to comply was due to willful neglect. Penalties for HIPAA violations can be significant, including civil monetary penalties, fines, required remediation, and ongoing monitoring. A single breach incident can result in violations of multiple standards. If a person knowingly or intentionally obtains or discloses PHI in violation of HIPAA requirements, criminal penalties may also be imposed. Failure to comply with applicable HIPAA requirements could also give rise to breach of contract claims with our customers.

Further, our (and our employees’ and personnels’) use of A.I. technologies, and the disclosure and use of personal data in A.I. technologies, is subject to various laws and evolving regulations regarding the use of A.I., controlling for data bias, and antidiscrimination. For example, due to inaccuracies or flaws in the inputs, outputs, or logic of the A.I., the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed enacted, or are considering laws governing the development and use of A.I. technologies, such as the EU’s AI Act, and we expect other jurisdictions will adopt similar laws. Furthermore, the Federal Trade Commission (“FTC”) enforces consumer protection laws such as Section 5 of the FTC Act, the Fair Credit Reporting Act, and the Equal Credit Opportunity Act, which prohibit unfair and deceptive practices, including use of biased algorithms in AI. These obligations may make it harder for us to conduct our business using A.I. technologies, lead to regulatory fines or penalties, require us to change our business practices, retrain our A.I. technologies, or prevent or limit our use of A.I. technologies. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of A.I. where they allege the company has violated privacy and consumer protection laws. If we cannot use A.I. technologies or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

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

Many data privacy and security obligations protect more than health-related information, and although they vary by jurisdiction, these obligations can extend to employee information, business information, healthcare provider information and other information relating to individual consumers. Our actual or perceived failure to comply with these laws may result in, among other things, civil and criminal liability, vulnerability to class actions where private right of action is available to individuals, regulatory fines and sanctions, negative publicity, damage to our reputation and liability under contractual provisions. These obligations may also increase our compliance costs and influence or limit the types of services we can provide. The occurrence of any of the foregoing could impact our ability to provide the same level of service to our customers, require us to modify our offerings or increase our costs, which could have a material adverse effect on our business, financial condition and results of operations.

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive data, such as further requirements for explicit opt-in consent in some cases, as well as conducting data privacy impact assessments. These state laws allow for statutory fines for non-compliance. For example, the California Consumer Privacy Act of 2018, (“CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines for intentional violations and may allow private litigants affected by certain data breaches to recover significant statutory damages. Many similar laws have been proposed or enacted at the federal, state and local levels, and we expect more states to pass similar laws in the future. Further, some of these laws allow authorized agents or third parties to act on behalf of individuals who wish to exercise their privacy rights. In some cases, the legislation has made it easier for such third-party agents to provide evidence of their authority to make the necessary request (e.g., by use of a signed permission slip). This factor has contributed to a substantial increase in the volume of third party, authorized agent requests with associated risks, including potential risks to our systems, in the case of large volumes of requests, resources, and compliance costs. The designated response time for privacy requests is relatively short in certain jurisdictions resulting in great administrative and compliance challenges.

Furthermore, our business relies on the acquisition and sale of data, including data obtained from third-party data suppliers. The acquisition and sale of data from or to third parties has become subject to increased regulatory scrutiny. Therefore, obtaining and selling data from third parties carries risk to us as a data purchaser and reseller. For example, as a data supplier, we are currently required to register as a data broker under California, Oregon, Texas, and Vermont law and file reports with regulators, which exposes us to increased scrutiny. Additionally, California’s Delete Act requires the California Privacy Protection Agency (“CPPA”) to establish, by January 1, 2026, a mechanism to allow California consumers to submit a single, verifiable request to delete all of their personal data held by all registered data brokers and their service providers. Moreover, third-party data suppliers have recently been subject to increased litigation under various claims of violating certain state privacy laws. These laws and challenges may make it so difficult for us and our suppliers to provide the data and the costs associated with the data materially increase or may materially decrease the availability of data that we or our data suppliers can provide.

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

We may be subject to new laws governing the privacy of consumer health data, including reproductive, sexual orientation, and gender identity privacy rights. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.

We are, or may become, subject to foreign laws, regulations, and industry standards that govern data privacy and security, such as the EU GDPR, the UK GDPR, Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”), and China’s Personal Information Protection Law (“PIPL”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), India’s Information Technology Act and supplementary rules, and other foreign data privacy, security, data localization and similar national, state/provincial and local laws which impose strict requirements for processing personal data. For example, under GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Because our EU subsidiary, Monocl AB, operates under a Swedish publishing certificate (database protection) issued in accordance with Swedish national law, such processing of personal data by our EU subsidiary comes under the Swedish constitutional protection enshrining freedom of expression and consequently falls within the scope of Article 85 EU GDPR and is exempt from certain core provisions of the EU GDPR. Legal challenges against the general right to publish personal data based on the publishing certificate and consequent exemption from the GDPR, if upheld, may potentially result in the exemption being deemed invalid in certain circumstances. Further the database protection which offers our subsidiary the right to rely on the Article 85 exemption, is traditionally granted to news and media outlets and publications. Given the adjustments in our business and other commercial changes, it may be the case that the authority issuing the publishing certificate may not grant a renewal when the existing certificate expires. In such case alternative legal grounds for processing personal data subject to the GDPR and other privacy laws, will need to be established. This may impact our current data collection practices and could restrict our ability to collect, process and share personal data in certain products.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”), and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

In addition, legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. For example, in the EEA and the UK, regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which may require us to make significant operational changes. In the United States, the CCPA, for example, grants California residents the right to opt-out of a company’s sharing of personal data for advertising purposes in exchange for money or other valuable consideration, and requires covered businesses to honor user-enabled browser signals from the Global Privacy Control.

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

We also publish privacy policies, marketing materials, whitepapers, and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

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

Furthermore, we are bound by contractual obligations and industry standards related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and CCPA, require our customers to impose specific contractual restrictions on their service providers. Failure to comply with such contractual obligations, certain certification/registration requirement, annual re-certification/registration requirements associated with various privacy obligations, and failure to resolve any serious data privacy or security related complaints or requests, may result in, among other things, regulatory sanctions, criminal prosecution, civil liability, negative publicity, damage to our reputation, or data being blocked from use or liability under contractual provisions.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties upon which we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines (including regulatory fines and sanctions), penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

Our success is dependent, in part, upon protecting our proprietary information and technology including our trade secrets and other unregistered intellectual property, which our competitors could use to market and deliver similar solutions, decreasing the demand for our platform. We may be unsuccessful in adequately protecting the proprietary aspects of our technology and solutions such as our proprietary software and databases. To protect our intellectual property rights, we primarily rely upon trade secret protection, including by entering into confidentiality and non-disclosure agreements, and other contractual arrangements, along with copyright law, rather than on registered intellectual property such as patents, registered copyrights or registered trademarks. No assurance can be given that confidentiality, non-disclosure, or invention assignment agreements with employees, consultants or other parties will not be breached and will otherwise be effective in controlling access to and distribution of our platform, or certain aspects of our platform and proprietary information. While it is our policy to require our employees, contractors, and other partners who may be involved in the development of intellectual property for us to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party that develops intellectual property that we regard as ours. Additionally, any such assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Further, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our trade secrets, confidential information, software (including our A.I. tools), or other proprietary technology. Further, these confidentiality, non-disclosure, or invention assignment agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our platform. Additionally, certain unauthorized use of our intellectual property may go undetected, or we may face legal or practical barriers to enforcing our legal rights even where unauthorized use is detected.

Our registered or unregistered trademarks and tradenames, or other intellectual property rights, may be challenged, infringed, circumvented, misappropriated, or otherwise violated, or declared invalid or unenforceable, or determined to be infringing on other marks. Furthermore, even if we are able to obtain intellectual property rights, any challenge to our intellectual property rights could result in them being narrowed in scope or declared invalid or unenforceable.

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

Further, third parties may misappropriate our data or data analytics through website scraping, robots, or other means and aggregate and display this data or data analytics on their websites. Customers or partners may impermissibly retain our data in breach of our agreements with them, including past the expiration or termination of such agreements, and use our data or data analytics for purposes outside of the scope of our engagement with them. In addition, “copycat” websites may misappropriate data or data analytics on our website or platform and attempt to imitate our brands or the functionality of our website or platform. We may not be able to detect all such copycats in a timely manner and, even if we could, technological and legal measures available to us may be insufficient to stop their operations and the misappropriation of our data or data analytics. In addition, third parties that provide A.I. products and services, including some which are publicly available, may have trained A.I. tools or technology from our data without our consent and it may be difficult to enforce our copyrights and other intellectual property rights in connection with such unauthorized use, which could reduce demand for our products and services. Any measures that we may take to enforce our rights could require us to expend significant financial or other resources.

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

In addition, additional taxes, fees or other charges have been imposed and may, in the future, be imposed for Internet access or commerce conducted via the Internet. Internet access is frequently provided by companies that have significant market power and could take actions that degrade, disrupt or increase the cost of our customers’ use of our platform, which could negatively impact our business. Federal, state, or foreign governmental bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium, including with respect to the adoption and repeal of “net neutrality” rules. For example, net neutrality rules, which were designed to ensure that all online content is treated the same by Internet service providers and other companies that provide broadband services, were adopted by the Federal Communications Commission (“FCC”) on May 7, 2024, but those rules were overturned by the U.S.

Court of Appeals for the Sixth Circuit on January 2, 2025. Changes to the party in control of the U.S. presidency, Congress, statehouses, or state legislatures may create at least the possibility that those law makers may enact laws or regulations on net neutrality, though the prospects for such actions are uncertain. Certain states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. California’s net neutrality law took effect in 2021, and a similar law in Vermont is subject to a pending challenge but went into effect on April 20, 2022. In addition, legislation to impose state-level net neutrality requirements has been proposed in New York. We cannot predict whether future FCC net neutrality rules or other state initiatives will be enforced, modified, overturned, or vacated by legal action of a court, federal legislation, or the FCC. In addition, the status of state regimes may be affected by FCC action. Future repeals of the net neutrality rules or the failure to adopt such rules in the states could force us to incur greater operating expenses or our customers’ use of our platform could be adversely affected, either of which could harm our business and results of operations.

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

Regulatory and legislative developments related to the use of A.I. could adversely affect our use of such technologies in our products, services, and business and expose us to legal and regulatory risks.

The regulatory framework for A.I. and similar technologies is changing rapidly. New laws and regulations, or the interpretation of existing laws and regulations, in any of the jurisdictions in which we operate may affect our ability to leverage A.I. and may expose us to legal and regulatory risks, government enforcement, or civil suits and may result in increases in our operational and development expenses that impact our ability to develop, earn revenue from, or utilize any products or services incorporating A.I. Furthermore, if we cannot use A.I. or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our products or services in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. Because these technologies are rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our use of such technologies. The costs related to any litigation and to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition, and results of operations.

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

States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. The application of federal, state, local and foreign tax laws to services provided electronically is unclear and continually evolving. In particular, the applicability of sales taxes to our platform in various jurisdictions is unclear. For example, during the quarter ended June 30, 2023, we determined that sales in certain states were subject to sales tax and that we had not assessed such sales tax on sales of our services to customers. As a result, we entered into voluntary disclosure agreements with the applicable jurisdictions, which were settled as of December 31, 2024.

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

We have a significant amount of goodwill and intangible assets on our balance sheet, and our results of operations have in the past been and may in the future be adversely affected if we fail to realize the full value of our goodwill and intangible assets.

We have a significant amount of goodwill and intangible assets on our balance sheet, and our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets. Our balance sheet reflects goodwill of $393.3 million and $1.1 billion as of December 31, 2024 and 2023, respectively, and intangible assets, net of accumulated amortization, of $297.9 million and $323.1 million as of December 31, 2024 and 2023, respectively. In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), goodwill and intangible assets with an indefinite life are not amortized but are subject to a periodic impairment evaluation. Goodwill and acquired intangible assets with an indefinite life are tested for impairment at least annually or when events and circumstances indicate that fair value of a reporting unit may be below their carrying value. Acquired intangible assets with definite lives are amortized on a straight-line basis over the estimated period over which we expect to realize economic value related to the intangible asset. In addition, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. If indicators of impairment are present, we evaluate the carrying value in relation to estimates of future undiscounted cash flows. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of the businesses we have acquired, which in turn depend in part on how well we have integrated these businesses into our own business. Judgments made by management relate to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows of the carrying amounts of such assets. The accuracy of these judgments may be adversely affected by several factors, including significant:

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

We have recently experienced declines in our market capitalization as a result of sustained decreases in our stock price, which resulted in goodwill impairment charges of $688.9 million and $287.4 million during the years ended December 31, 2024 and 2023, respectively. Refer to Note 9. Goodwill and Intangible Assets for further information. Our reporting unit is at risk of future goodwill impairments if we again experience a continued decline in our market capitalization or if macroeconomic conditions worsen, which could represent potential indicators of impairment requiring further impairment analysis in 2025. We continue to monitor for potential impairment should impairment indicators arise. If actual results in our single reporting unit are substantially lower than the projections used in our valuation methodology, or if market discount rates substantially increase or our market capitalization substantially decreases, then our future valuations could be adversely affected. We could be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined, negatively impacting our results of operations.

We previously identified a material weakness in our internal control over financial reporting, and although we have remediated this material weakness, we cannot assure you that additional material weaknesses or significant deficiencies will not occur in the future. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems and controls to accommodate such changes. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.

As disclosed within this Annual Report on Form 10-K, management identified a material weakness in internal control related to the collection and remittance of sales tax and concluded that our internal control over financial reporting was not effective as of December 31, 2023. Although this material weakness has been remediated, these remediation measures have been time consuming and costly and may continue to incur additional time and expense. If other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

The total principal amount of debt outstanding, excluding unamortized debt issuance costs, under the 2021 Credit Agreement as of December 31, 2024 was $244.1 million.

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

The failure to comply with the covenants under our credit agreements or volatility in the credit and capital markets could have a material adverse effect on our business, financial condition, liquidity and results of operation.

Our ability to manage our debt is dependent on our level of positive cash flow from the sale of our platform. An economic downturn may negatively impact our cash flows. Credit and capital markets can be volatile, and have recently experienced such volatility in light of global economic factors, which could make it more difficult for us to refinance our existing debt or to obtain additional debt or equity financings in the future. Such constraints could increase our costs of borrowing and could restrict our access to other potential sources of future liquidity. Future volatility or disruption in the credit and capital markets could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Our failure to comply with the covenants under our credit agreements or to have sufficient liquidity to make interest and other payments required by our debt could result in a default of such debt and acceleration of our borrowings, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Organizational Structure

We are a holding company, and our principal asset is our 74.3% ownership interest in Definitive OpCo, and we are accordingly dependent upon distributions from Definitive OpCo to pay dividends, if any, and taxes, make payments under the Tax Receivable Agreement and pay other expenses.

We are a holding company and our principal asset is our ownership of 74.3% of the outstanding LLC Units (as of December 31, 2024), exclusive of unvested LLC Units. We have no independent means of generating revenue. We anticipate that Definitive OpCo will continue to be treated as a partnership for U.S. federal and applicable state and local income tax purposes and, as such, will generally not be subject to entity-level U.S. federal and applicable state and local income tax. Instead, the taxable income of Definitive OpCo is allocated among its members, including us. Accordingly, we incur income taxes on our allocable share of any taxable income of Definitive OpCo. We also incur expenses related to our operations, and have obligations to make payments under the Tax Receivable Agreement. As the sole managing member of Definitive OpCo, we intend to cause Definitive OpCo to make distributions to the holders of LLC Units in amounts sufficient to (i) cover all of the income taxes payable by holders of LLC Units (including us) on such holders’ respective allocable shares of the taxable income of Definitive OpCo, (ii) allow us to make any payments required under the Tax Receivable Agreement, (iii) fund dividends to our stockholders in accordance with our dividend policy, to the extent that our board of directors declares such dividends and (iv) pay our expenses.

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

We may not realize the anticipated long-term stockholder value of our stock repurchase program, and any failure to repurchase our common stock after we have announced our intention to do so may negatively impact our stock price.

In November 2024, our board of directors authorized a stock repurchase program for the repurchase of up to $100 million of the Company’s Class A common stock, which expires on December 31, 2025. Under the repurchase program, we may repurchase shares of our outstanding Class A common stock from time to time in the open market (including pre-set trading plans), through privately negotiated transactions and/or other means in compliance with applicable securities laws.

The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate us to acquire any particular amount of Class A common stock and may be suspended or discontinued at any time at our discretion. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation, investor confidence in us, or our stock price.

The existence of our stock repurchase program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although our stock repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may decline below the levels at which we repurchase shares, and short-term stock price fluctuations could reduce the effectiveness of the program. Repurchasing our common stock reduces the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or investments, other business opportunities, and other general corporate projects, and we may fail to realize the anticipated long-term stockholder value of any stock repurchase program.

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

Our quarterly results of operations may fluctuate due to seasonal and other factors. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. In addition, if we increase our marketing or promotional activity in certain periods, the seasonality of our business may be amplified. In the future, results of operations may fall below the expectations of securities analysts and investors. In that event, the price of our Class A Common Stock could be adversely impacted.

The market price and trading volume of our Class A Common Stock has been and may continue to be volatile, which could result in rapid and substantial losses for our stockholders, and you may lose all or part of your investment.

Shares of our Class A Common Stock have experienced and may continue to experience significant volatility. An active, liquid and orderly market for our Class A Common Stock may not be sustained, which could depress the trading price of our Class A Common Stock or cause it to be highly volatile or subject to wide fluctuations. The market price of our Class A Common Stock may fluctuate or may continue to decline significantly in the future and you could lose all or part of your investment. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our Class A Common Stock include:

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

As of December 31, 2024, we had a total of 113,953,554 shares of Class A Common Stock outstanding. Of those shares, 62,493,676 shares were held by Advent, our largest stockholder and one of our pre-IPO owners. In addition, as of December 31, 2024, our pre-IPO owners held directly or indirectly a total of 39,439,198 LLC Units that, subject to applicable time-vesting conditions (some of which have already been met), can ultimately be redeemed or exchanged for our Class A Common Stock. In connection with the completion of our IPO, we entered into a Registration Rights Agreement with certain pre-IPO owners, including Advent, Spectrum Equity, and our founder. Any sales in connection with the Registration Rights Agreement or otherwise in compliance with the Securities Act of 1933, as amended (the “Securities Act”), or the prospect of any such sales, could materially and adversely impact the market price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.

In addition, as of December 31, 2024, up to 9,105,791 shares of our Class A common stock may be issued upon vesting and settlement of outstanding RSUs, and 10,600,545, 1,520,408, and 3,715,178 shares of our Class A common stock are available for future issuance under our 2021 Equity Incentive Plan, our 2023 Inducement Plan, and our 2021 Employee Stock Purchase Plan, respectively, and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, exercise limitations and the securities laws. We have registered all of the shares of Class A Common Stock issuable upon vesting and settlement of restricted stock units, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. Shares of Class A Common Stock will become eligible for sale in the public market to the extent such restricted stock units settle, subject to compliance with applicable securities laws.

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

As of December 31, 2024, we had an aggregate of 461,104,523 shares of Class A Common Stock authorized but unissued and not reserved for issuance under our equity incentive plans. We may issue all these shares of Class A Common Stock without any action or approval by our stockholders, subject to certain exceptions. The issuance of any Class A Common Stock in connection with any equity incentive plan, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by owners of our Class A Common Stock.

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

Concentration of ownership of our common stock among our existing executive officers, directors, and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors, and current beneficial owners of 5% or more of our common stock beneficially own a significant percentage of our outstanding common stock. These persons, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. Cyber risk is addressed as a critical component of the Company’s enterprise risk management program and is based upon entity-level controls found in our SOC2 compliance program, addressing all five trust service criteria: security, availability, confidentiality, privacy, and processing integrity. The Company recently received an unqualified opinion from an industry-recognized audit firm attesting to our SOC2 Type II compliance as of the date of such report.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Vice President of Information technology and Director of Information Security, each Senior Principal Security and Infrastructure Architect with over 20 years’ experience managing large scale enterprise information technology and security systems and programs.

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

The audit committee receives quarterly reports concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties.

Our corporate headquarters is located in Framingham, Massachusetts and consists of approximately 40,500 square feet of space under a lease that expires in January 2029, with extension options. As of December 31, 2024, we have other offices in Sweden and India. We lease all of our facilities and do not own any real property. We believe that our facilities are adequate for our current and anticipated future use and that we will be able to secure additional space as needed to accommodate expansion of our operations.

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

Stockholders

As of February 24, 2025, there were 34 holders of record of our Class A Common Stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A Common Stock. Information used in the graph was obtained from a source we believe to be reliable, but we do not assume responsibility for any errors or omissions in such information.

Recent Sales of Unregistered Equity Securities, Issuer Purchases of Equity Securities, and Use of Proceeds

Sales of Unregistered Equity Securities

Pursuant to the terms of the Amended LLC Agreement, holders of LLC Units have the right to exchange all or a portion of their LLC Units for newly issued shares of Class A Common Stock on a one-for-one basis, which issuances are made in reliance on Section 4(a)(2) of the Securities Act. Upon any such exchange, a corresponding number of shares of Class B Common Stock held by the LLC Unit holder are cancelled. Such exchanges executed in the fourth quarter of 2024 are as follows:

Date of Exchange	Number of Shares Exchanged
November 4, 2024	3,330
November 12, 2024	6,365
December 2, 2024	1,331
December 23, 2024	10,000
Total	21,026

Share Repurchases

The following table sets forth certain information with respect to repurchases of our Class A Common Stock during the quarter ended December 31, 2024.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2) (in thousands)
October 1 - October 31, 2024	—	$––	—	$5,026
November 1 - November 30, 2024	768,806	$4.47	768,806	$101,591
December 1 - December 31, 2024	867,477	$4.45	867,477	$97,730
Total	1,636,283	$4.46	1,636,283

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
(2)
On November 1, 2024, our board of directors announced a stock repurchase program (the “2025 Repurchase Program”) of our Class A Common Stock authorizing up to $100.0 million in share repurchases. The Repurchase Program expires on December 31, 2025 and takes effect upon the expiration or completion of our previously announced $20.0 million Repurchase Program. Repurchases may be effected, from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws.

Use of Proceeds

Not applicable.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion includes a comparison of our results of operations, financial condition, and liquidity and capital resources for fiscal years 2024, 2023 and 2022. This discussion is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying Notes to the Financial Statements found in Part II, Item 8 of this Form 10-K. It contains forward-looking statements that involve risks and uncertainties and our actual results may differ materially from those discussed. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part I, Item 1A of this Annual Report.

Overview

Definitive Healthcare is a leading provider of healthcare commercial intelligence. Our solutions are designed to provide accurate and comprehensive information on healthcare providers and their activities to help our customers optimize everything from product development to go-to-market planning and sales and marketing execution. Delivered through our software as a service (“SaaS”) platform, our intelligence has become important to the commercial success of our approximately 2,500 customers as of December 31, 2024. We generally define a customer as a company that maintains one or more active paid subscriptions to our platform.

We sell into three end markets: Life Sciences, Provider, and Diversified. Life Sciences is made up of biopharmaceutical and medical device companies; Providers are the healthcare providers; and Diversified includes healthcare information technology companies and other organizations seeking commercial success in the attractive but complex healthcare ecosystem, such as staffing firms, commercial real estate firms, and financial institutions. Within these organizations, our platform is leveraged by a broad set of functional groups, including sales, marketing, clinical research and product development, strategy, talent acquisition, and physician network management. We offer access to our platform on a subscription basis, and we generate substantially all of our revenue from subscription fees.

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

Recent Developments

Acquisitions

On January 16, 2024, we completed the purchase of assets comprising the Carevoyance business line of H1 Insights, Inc., a product that helps medical technology (“MedTech”) customers to improve segmentation, targeting, and prospect engagement for $13.7 million, subject to closing adjustments. We finalized the purchase price allocations of the Carevoyance acquisition during the fourth quarter of 2024.

On July 21, 2023, we completed the acquisition of Populi, Inc. (“Populi”), a provider-focused data and analytics company that works with healthcare organizations to optimize physician relationships, reduce network leakage, and expand market share, for total consideration of $54.1 million, consisting of approximately $46.4 million of cash paid at closing, a $0.1 million reimbursement from sellers for working capital adjustments, and up to $28.0 million of contingent consideration, with an initial estimated fair value of $7.8 million, subject to meeting certain revenue metrics during calendar years 2024 and 2025. We finalized the purchase price allocations of the Populi acquisition during the first quarter of 2024. See Note 3. Acquisitions in the accompanying consolidated financial statements.

Goodwill Impairment

Recently, we have experienced declines in our market capitalization as a result of sustained decreases in our stock price, which represented triggering events requiring our management to perform quantitative goodwill impairment tests. As a result of each impairment test, we determined that the fair value of our single reporting unit was lower than its carrying value and, accordingly, recorded non-cash, pre-tax, goodwill impairment charges of $688.9 million and $287.4 million during the years ended December 31, 2024 and 2023, respectively. The goodwill impairment charges did not affect our liquidity or the financial covenants in our outstanding debt agreement.

We will continue to monitor for potential impairment should impairment indicators arise. See Note 9. Goodwill and Intangible Assets in the accompanying consolidated financial statements. Our reporting unit is at risk for future goodwill impairments if we experience a continued decline in our market capitalization or worsening macroeconomic conditions.

Restructuring Charges

During the first quarter of 2024, we committed to a restructuring plan intended to reduce operating costs, improve operating margins, and continue advancing our ongoing commitment to profitable growth (the “2024 Restructuring Plan”). The 2024 Restructuring Plan provided for a reduction of the Company’s current workforce by approximately 150 people. During the year ended December 31, 2024, we incurred restructuring and related charges of $8.1 million, consisting primarily of severance payments, employee benefits, and related cash expenses. These charges were recognized within transaction, integration, and restructuring expenses in our consolidated statements of operations. We do not expect to incur any additional material charges associated with the 2024 Restructuring Plan.

During the year ended 2024, we consolidated certain leased office space at our corporate headquarters and, as a result, recorded impairment charges of $1.2 million, comprised of $0.9 million related to the operating lease right-of-use asset and $0.3 million related to leasehold improvements. These non-cash charges were recognized within transaction, integration, and restructuring expenses in our consolidated statements of operations.

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

Sales Execution Challenges

As part of the 2024 Restructuring Plan, we made significant changes to our go-to-market team that reduced overlay expenses, created a separate group and sales motion for our small and medium sized customers, and allocated more resources to our Enterprise Customers. These changes, coupled with continued macroeconomic headwinds, disrupted our sales efforts throughout 2024 impacting both new customer acquisition and upsell to existing customers and also causing heightened customer churn. As we moved through 2024, we did not see subscription renewals return to historical levels. Based on these impacts, we expect our revenue to decline in 2025 compared with 2024.

Executive Transitions

We have had significant executive transitions in 2024. On November 7, 2024, the Company announced that, following discussions regarding the scope of the role of Chief Financial Officer, Richard Booth, the Company’s Chief Financial Officer, and the Company agreed that Mr. Booth will be leaving the Company effective June 1, 2025. After a thorough search process, our board of directors appointed Casey Heller, our current Senior Vice President of Finance, to the role of Chief Financial Officer effective on June 2, 2025.

Macroeconomic Conditions

Our current and prospective customers and their business spendings are impacted by difficult macroeconomic conditions to varying degrees and as a result, in some cases we are observing deal cycles lengthen for new and existing customers, in part as a result of more stringent approval processes, as well as a significant number of deferred purchasing decisions. We are also experiencing heightened customer churn. These trends have been particularly pronounced for smaller customers and in the Life Science market. This churn has impacted our revenue growth since 2023, and we expect this will continue to have an impact on our growth into fiscal year 2025.

As a corporation with a global footprint, we are subject to risks and exposures caused by significant events and their macroeconomic impacts, including, but not limited to, the Russia-Ukraine war, the conflict in Israel and surrounding areas, global geopolitical and trade tensions and more recently, inflation and high interest rates, volatility in the capital markets, liquidity concerns at, and failures of, banks and other financial institutions, and related market uncertainty. We continuously monitor the direct and indirect impacts, and the potential for future impacts, of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. While our revenue and earnings have historically been relatively predictable as a result of our subscription-based business model, the potential implications of these macroeconomic events on our business, results of operations and overall financial position, particularly in the long term, introduce additional uncertainty.

We have been observing changes in the healthcare claims data market as a result of data source disruption earlier in calendar year 2024, including how data providers are reviewing pricing, data availability, and use terms, all of which may negatively impact the prices at which we acquire such data. We are continuing to evaluate these and other past and potential future direct and indirect impacts on our business and results of operations.

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

In the second quarter of 2024, we completed a project to refresh our customer hierarchy methodology to reflect industry consolidation and to better reflect our go-to-market strategy as we increased resources and focus on Enterprise Customers. In some cases, this consolidated certain existing customer legal entities under larger parent accounts, and therefore reduced total customer count. As a result, our customer counts are not directly comparable to previously reported values and prior year customer counts have been revised to also reflect the updated customer hierarchy methodology. We believe this view of customer counts better reflects our updated selling and go-to-market strategy. Using the updated methodology, our total customer count, which includes smaller customers, was approximately 2,500 as of December 31, 2024 compared with approximately 2,750 customers as of December 31, 2023. Our smaller customers have churned at disproportionately higher rates, primarily due to current macroeconomic conditions.

The table below presents the customer counts under the former and updated methodologies for the periods ended:

	Total Customers
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Prior	>3,000	~3,000	~2,900	~2,900	~2,800	—	—	—
Updated	>2,800	~2,800	~2,750	~2,750	~2,700	~2,600	~2,570	~2,500

	Enterprise Customers
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Prior	529	527	555	565	559	—	—	—
Updated	507	505	529	540	541	537	530	519

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

Expanding Relationships with Existing Customers

We believe there is a significant opportunity to generate additional revenue from our existing customer base of approximately 2,500 customers, as adjusted, as of December 31, 2024.

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

Our progress in expanding usage of our platform with our existing customers is demonstrated by our Net Dollar Retention (“NDR”) (see “Key Metrics”). For the year ended December 31, 2024, our NDR for Enterprise Customers was 90%. As of December 31, 2024, we had 519 Enterprise Customers, which represented approximately 68% of our ARR. Our NDR for all customers over $17,500 ARR was 85%. For the year ended December 31, 2023, our NDR for Enterprise Customers was 96% and our NDR for all customers over $17,500 ARR was 92%. For the year ended December 31, 2022, our NDR for Enterprise Customers was 110% and our NDR for all customers over $17,500 ARR was 103%.

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

Unfavorable macroeconomic challenges are elongating deal cycles as customers implement more stringent approval processes or delay spending decisions, which impacts revenue from our existing customers, including upsells. As previously discussed, we have also experienced a significant number of deferred purchasing decisions and heightened customer churn, particularly in the Life Science market, along with sales execution challenges impacting new customer acquisition and upsell to existing customers. As a result, our total NDR of 85% for the year ended December 31, 2024 is lower relative to our total NDR of 91% for the year ended December 31, 2023.

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

Our cRPO will continue to be impacted by macroeconomic challenges, which have resulted in elongating deal cycles as customers implement more stringent approval processes or push out final decisions to later periods. We have also observed cancelations due to the impacts of such challenges on the financial condition of our customers, particularly in the Life Science market. We expect this trend will continue to reduce our revenue growth rate for 2025 relative to 2024.

The following table presents our current and total remaining performance obligations as of December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Current	$188,050	$187,331
Non-current	105,673	89,636
Total	$293,723	$276,967

Impact of Acquisitions

We seek to enhance our platform, data and business through internal development and through acquisitions of and investments in businesses that broaden and strengthen our platform. On January 16, 2024, we completed the purchase of assets comprising the Carevoyance business line of H1 Insights, Inc., a product that helps MedTech customers to improve segmentation, targeting, and prospect engagement. In July 2023, we completed the acquisition of Populi, Inc., a provider-focused data and analytics company that works with healthcare organizations to optimize physician relationships, reduce network leakage, and expand market share. In February 2022, we completed our acquisition of Analytical Wizards Inc., a company that specializes in automating complex analytic models using tools that expedite efficient big data mining through A.I. power to uncover deep insights. These acquisitions have strengthened our data platform and our business. Acquisitions can result in transaction costs, amortization expense and other adjustments as purchase accounting requires that all assets acquired and liabilities assumed be recorded at fair value on the acquisition date. See Note 3. Acquisitions in our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Components of our Results of Operations

Revenue

For the year ended December 31, 2024, we derived approximately 97% of our revenue from subscription services and the remainder from professional services. Our subscription services consist primarily of subscription fees for access to our platform and stand-ready support. Our subscription contracts typically have a term ranging from 1 to 3 years and are non-cancellable. We typically bill for services in advance annually, and we typically require payment at the beginning of each annual period. Our subscription revenue is recognized ratably over the contract term. Our professional services revenue typically is derived from non-recurring consulting services or from other one-time deliveries which are generally capable of being distinct and can be accounted for as separate performance obligations. Revenue related to these professional services is recognized at a point in time, when the performance obligations under the terms of the contract are satisfied and control has been transferred to the customer.

As part of the 2024 Restructuring Plan, we made significant changes to our go-to-market team that reduced overlay expenses, created a separate group and sales motion for our small and medium sized customers, and allocated more resources to our Enterprise Customers. These changes disrupted our sales efforts in the first half of 2024, coupled with continued macroeconomic headwinds and sales execution challenges throughout 2024. As we moved through 2024, we did not see subscription renewals return to historical levels. Based on these impacts, we expect our revenue to decline in 2025 compared with 2024.

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

Additional third-party data sources, inclusive of sources obtained through the acquisition of Populi, were rolled out to our customers during 2023, which resulted in, and is expected to continue to result in, an increase in cost of revenue, including amortization.

We have been observing changes in the healthcare claims data market as a result of data source disruption since early 2024, including how data providers are reviewing pricing, data availability, and use terms, all of which may negatively impact the prices at which we acquire such data.

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

We expect that gross profit margin for 2025 will continue to be impacted by the expansion of data sources and the anticipated revenue declines, as described above. Revenue declines, in combination with our largely fixed cost structure, are expected to result in a decrease in gross profit margin in 2025.

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

General and administrative. General and administrative expenses primarily consist of personnel costs such as salaries, bonuses, stock-based compensation, and other employee-related benefits for our executive, finance, legal, human resources, IT and operations, and administrative teams, as well as non-personnel costs including overhead costs, professional fees and other corporate expenses. General and administration expenses also include sales tax amounts payable to taxation authorities, inclusive of interest and penalties, for customers that we did not collect sales taxes from, due to misclassifications of products and services for sales tax purposes. We do not expect sales taxes and related interest and penalties to be an ongoing component of our general and administrative expense as we have completed voluntary disclosure agreements, registered with certain tax authorities, and commenced collection of sales taxes from customers in these tax jurisdictions. We have slowed hiring in response to macroeconomic conditions and do not expect to increase it until macroeconomic conditions improve.

Depreciation and Amortization. Depreciation and amortization expenses consist primarily of amortization of intangible assets resulting from acquisitions, business combinations, and purchases of data assets, as well as depreciation of property and equipment. We anticipate depreciation of property and equipment as a percentage of revenue to moderately decrease, although amortization will increase if we make additional acquisitions and data asset purchases in the future.

Transaction, integration and restructuring expenses. Transaction, integration, and restructuring expenses are costs directly associated with various acquisition, strategic partnership, and integration activities we have undertaken, primarily accounting, legal due diligence, consulting, and advisory fees, as well as expenses related to our restructuring plans committed to in 2024 and 2023 and our office relocations and consolidations.

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

When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference. Recently, we have experienced declines in our market capitalization as a result of sustained decreases in our stock price, which represented triggering events requiring our management to perform quantitative goodwill impairment tests. As a result of each impairment test, we determined that the fair value of our single reporting unit was lower than its carrying value and, accordingly, recorded non-cash, pre-tax, goodwill impairment charges of $688.9 million and $287.4 million during the years ended December 31, 2024 and 2023, respectively. The goodwill impairment charges did not affect our liquidity or the financial covenants in our outstanding debt agreement.

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

Results of Operations

The discussion of our consolidated results of operations includes year-over-year comparisons of 2024 results compared to those in 2023. For a discussion of the 2023 results compared to those in 2022, see the discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K, which is incorporated by reference herein.

The following table sets forth a summary of our consolidated statements of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenue	$252,202	$251,415	$222,653
Cost of revenue:
Cost of revenue	40,684	34,740	25,866
Amortization	14,049	12,742	16,759
Total cost of revenue	54,733	47,482	42,625
Gross profit	197,469	203,933	180,028
Operating expenses:
Sales and marketing	83,807	94,534	89,585
Product development	36,518	42,441	34,890
General and administrative	49,267	58,861	51,561
Depreciation and amortization	37,618	39,008	40,145
Transaction, integration and restructuring expenses	12,225	11,489	7,890
Goodwill impairment	688,854	287,400	—
Total operating expenses	908,289	533,733	224,071
Loss from operations	(710,820)	(329,800)	(44,043)
Total other income, net	77,075	21,620	2,166
Loss before income taxes	(633,745)	(308,180)	(41,877)
Benefit from income taxes	42,299	18,553	17,698
Net loss	(591,446)	(289,627)	(24,179)
Less: Net loss attributable to noncontrolling interests	(178,322)	(87,239)	(16,957)
Net loss attributable to Definitive Healthcare Corp.	$(413,124)	$(202,388)	$(7,222)

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

Revenue

Revenue was largely flat, increasing $0.8 million, or 0%, for the year ended December 31, 2024 compared with the same period in the prior year, resulting from higher subscription revenue of $1.8 million, partially offset by lower professional service revenue of $1.0 million. Revenue attributable to new customers in 2024 increased $17.1 million, which was partially offset by a $16.3 million decrease in revenue from customers that existed prior to the start of 2024.

Total Cost of Revenue

Total cost of revenue increased $7.3 million, or 15%, for the year ended December 31, 2024 compared with the same period in the prior year. This increase was driven primarily by a $6.0 million increase in hosting fees and data subscription costs as a result of expanded customer usage of our platform and the Populi acquisition and an increase of $1.3 million in amortization expense resulting from new data purchases. In addition, a $0.6 million decrease in personnel costs, driven primarily by the 2024 Restructuring Plan, was offset by a $0.6 million increase in other costs, of which there were no individually significant drivers.

Operating Expenses

Operating expenses, which include goodwill impairment charges of $688.9 million recorded during the year ended December 31, 2024 compared with $287.4 million incurred during the year ended December 31, 2023 (refer to Note 9. Goodwill and Intangible Assets in the accompanying consolidated financial statements for further details), increased $374.6 million, or 70%, for the year ended December 31, 2024 compared with the same period in the prior year. The increase to operating expenses as compared to the prior-year period was primarily driven by higher goodwill impairment charges in the current period, partially offset by:

•
A decrease in sales and marketing expense of $10.7 million for the year ended December 31, 2024, primarily driven by lower personnel costs, including stock-based compensation expense, resulting from the 2024 Restructuring Plan;
•
A decrease in product development expense of $5.9 million for the year ended December 31, 2024, primarily driven by lower personnel costs, including stock-based compensation expense, resulting from the 2024 Restructuring Plan and the departure of certain executive-level employees;
•
A decrease in general and administrative expense of $9.6 million for the year ended December 31, 2024, primarily driven by lower professional service fees, expense relief from sales tax exposure during the year resulting from voluntary disclosure agreements and finalized favorable rulings on the taxability of our products in certain states, lower personnel costs, including stock-based compensation expense, resulting from the 2024 Restructuring Plan and the departure of certain executive-level employees, and lower franchise taxes;
•
A decrease in depreciation and amortization expense of $1.4 million for the year ended December 31, 2024, primarily driven by certain customer relationship intangible assets utilizing economic consumption amortization methods with lower amortization in the current period; and
•
An increase in transaction, integration and restructuring expenses of $0.7 million for the year ended December 31, 2024, primarily driven by higher restructuring costs incurred in the current period associated with the 2024 Restructuring Plan and impairment charges resulting from the consolidation of certain leased office facilities, partially offset by lower acquisition related costs in the current period.

Other Income, Net

Total other income, net was $77.1 million for the year ended December 31, 2024 compared to total other income, net of $21.6 million in the same period in the prior year. The overall change was primarily attributable to a $76.9 million Tax Receivable Agreement liability remeasurement gain in the year ended December 31, 2024, primarily driven by the impairment of goodwill, as well as changes in future realizability of tax attributes payable under the Tax Receivable Agreement, compared with a $23.5 million Tax Receivable Agreement liability remeasurement gain in the comparable prior year period. The increase in the Tax Receivable Agreement liability remeasurement gain year-over-year was primarily driven by an increase in the goodwill impairment charges of $401.5 million in the year ended December 31, 2024 compared with the same period in the prior year. Interest income earned from our short-term investments also increased by $0.9 million to $14.6 million in the year ended December 31, 2024 compared with $13.6 million in the comparable prior year period.

Benefit From Income Taxes

Benefit from income taxes for the year ended December 31, 2024 was $42.3 million compared to $18.6 million in the same period in the prior year. The overall increase was primarily attributed to a larger impairment of goodwill during the current period compared with the same period in the prior year.

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

The following table presents a reconciliation of gross profit and gross margin to adjusted gross profit and adjusted gross margin, respectively, for the periods presented:

	Year Ended December 31,
	2024		2023		2022
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Reported gross profit and margin	$197,469	78%	$203,933	81%	$180,028	81%
Amortization of intangible assets resulting from acquisition-related purchase accounting adjustments (a)	9,866	4%	9,044	4%	15,715	7%
Equity-based compensation costs	839	0%	1,097	0%	942	0%
Adjusted gross profit and margin	$208,174	83%	$214,074	85%	$196,685	88%
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

The following table presents a reconciliation of net loss and margin to adjusted EBITDA and adjusted EBITDA margin, respectively, for the periods presented:

	Year Ended December 31,
	2024		2023		2022
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net loss and margin	$(591,446)	(235)%	$(289,627)	(115)%	$(24,179)	(11)%
Interest expense, net	245	0%	1,559	1%	8,413	4%
Income tax benefit	(42,299)	(17)%	(18,553)	(7)%	(17,698)	(8)%
Depreciation & amortization	51,667	20%	51,750	21%	56,904	26%
EBITDA and margin	(581,833)	(231)%	(254,871)	(101)%	23,440	11%
Other income, net (a)	(77,320)	(31)%	(23,179)	(9)%	(10,579)	(5)%
Equity-based compensation (b)	38,085	15%	48,739	19%	36,434	16%
Transaction, integration and restructuring expenses (c)	12,225	5%	11,489	5%	7,890	4%
Goodwill impairment (d)	688,854	273%	287,400	114%	—	0%
Other non-core items (e)	(936)	(0)%	4,875	2%	6,561	3%
Adjusted EBITDA and margin	$79,075	31%	$74,453	30%	$63,746	29%
(a)
Primarily represents foreign exchange and Tax Receivable Agreement liability remeasurement gains and losses.
(b)
Equity-based compensation represents non-cash compensation expense recognized in association with equity awards made to employees and directors.
(c)
Transaction and integration expenses primarily represent legal, accounting, and consulting expenses and fair value adjustments for contingent consideration related to our acquisitions and strategic partnerships. Restructuring expenses relate to the 2024 Restructuring Plan and those we committed to during the first and third quarters of 2023, as well as impairment and restructuring charges related to office closures, relocations, and consolidations.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Merger and acquisition due diligence and transaction costs	$3,329	$5,419	$1,580
Integration costs	1,115	934	3,765
Fair value adjustment for contingent consideration	(1,780)	302	1,250
Restructuring charges for severance and other separation costs	8,097	4,679	—
Office closure and relocation restructuring charges and impairments	1,464	155	1,295
Total transaction, integration and restructuring expense	$12,225	$11,489	$7,890

(d)
Goodwill impairment represents non-cash, pre-tax, goodwill impairment charges. We experienced declines in our market capitalization as a result of sustained decreases in our stock price, which represented triggering events requiring our management to perform quantitative goodwill impairment tests as of the end of the second, third, and fourth quarters of 2024 and the third quarter of 2023. As a result of the impairment tests conducted in each respective period, we determined that the fair value of our single reporting unit was lower than its carrying value and, accordingly, recorded these impairment charges.
(e)
Other non-core items represent expenses driven by events that are typically by nature one-time, non-operational, and/or unrelated to our core operations. These expenses are comprised of non-core legal and regulatory costs isolated to unique and extraordinary litigation, legal and regulatory matters that are not considered normal and recurring business activity, including sales tax accrual adjustments inclusive of penalties and interest for sales taxes that we may have been required to collect from customers in 2024 and in certain previous years, and other non-recurring legal and regulatory matters. Other non-core items also include consulting fees and severance costs associated with strategic transition initiatives, as well as professional fees related to financing, capital structure changes, and other non-core items.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Non-core legal and regulatory	$(3,439)	$2,370	$3,696
Consulting and severance costs for strategic transition initiatives	2,219	1,977	—
Professional fees for set-up of Up-C, TRA, tax and public company infrastructure	—	—	2,467
Other non-core expenses	284	528	398
Total other non-core items	$(936)	$4,875	$6,561

Liquidity and Capital Resources

Overview

As of December 31, 2024, we had $105.4 million of cash and cash equivalents, $184.8 million of short-term investments and $74.4 million available under our revolving credit facility. Our principal sources of liquidity are cash and cash equivalents and short-term investments on hand, primarily from our IPO and follow-on offering, as well as the cash flows we generate from operations. Our principal uses of liquidity have been, and are expected to continue to be, primarily for investment in long-term growth of the business through capital expenditures and acquisitions, as well as debt services (see Note 10. Long-Term Debt in the accompanying consolidated financial statements for further details), stock repurchases, and distributions to members of Definitive OpCo.

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

Cash Flows

The discussion of our cash flows includes a year-over-year comparison of 2024 cash flows to those in 2023. For a discussion of our 2023 cash flows compared to 2022 cash flows, see the discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K, which is incorporated by reference herein.

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash provided by (used in):
Operating activities	$58,196	$41,190	$35,579
Investing activities	(26,409)	(31,782)	(248,903)
Financing activities	(56,749)	(25,584)	(26,696)
Change in cash and cash equivalents (excluding effect of exchange rate changes)	$(24,962)	$(16,176)	$(240,020)

Cash Flows provided by Operating Activities

Net cash provided by operating activities was $58.2 million during the year ended December 31, 2024, primarily as a result of non-cash charges of $675.6 million, partially offset by a net loss of $591.4 million and a $25.9 million net decrease in our operating assets and liabilities. The non-cash charges were primarily comprised of $688.9 million in goodwill impairment charges recorded during the year, a gain on remeasurement of the Tax Receivable Agreement of $76.9 million, amortization of intangible assets of $49.4 million, equity compensation costs of $38.1 million, a decrease in deferred taxes of $42.7 million, and amortization of deferred contract costs of $15.4 million. The net decrease in operating assets and liabilities for the year was primarily driven by cash outflows resulting from an increase in deferred contract costs of $12.8 million, an increase in prepaid expenses and other assets of $7.8 million, lower accounts payable, accrued expenses, and other liabilities, collectively, of $5.5 million, and a decrease in deferred revenue of $5.0 million due to the timing of billings and cash received in advance of revenue recognition for subscription services. These factors were partially offset by a decrease in accounts receivable of $5.7 million.

Cash Flows used in Investing Activities

Cash used in investing activities during the year ended December 31, 2024 was $26.4 million, driven primarily by $304.3 million in purchases of short-term investments, $13.5 million in cash paid, net of cash acquired, for the acquisition of Carevoyance in the first quarter of 2024, and $12.3 million in purchases of property, equipment, and data assets, partially offset by $303.8 million in maturities of short-term investments.

Cash Flows used in Financing Activities

Cash used in financing activities during the year ended December 31, 2024 was $56.7 million, primarily driven by payments of $22.4 million for repurchases of our Class A Common Stock, repayments of the 2021 Term Loan (as defined below) of $13.8 million, taxes paid related to the net share settlement of equity awards of $7.5 million, payments of $7.0 million under the TRA, distribution payments to members of $5.1 million, and payments of contingent consideration of $1.0 million.

Refer to Debt Obligations for additional information related to our debt obligations.

Debt Obligations

2021 Credit Facilities

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

The 2021 Term Loan is subject to annual amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on the Initial Amortization Date, equal to approximately 2.5% per annum of the principal amount of the term loans in the first year and second year after the Initial Amortization Date and approximately 5.0% per annum of the principal amount of the term loans in the third year, fourth year, and fifth year after the Initial Amortization Date. A balloon payment of approximately $220.0 million will be due at the maturity of the 2021 Term Loan. There was $244.1 million outstanding on the 2021 Term Loan at December 31, 2024.

The 2021 Revolving Line of Credit is committed for $75.0 million and has a maturity date of September 17, 2026. There was no outstanding balance on the 2021 Revolving Line of Credit as of December 31, 2024 and 2023. During the quarter ended December 31, 2023, the lessor of the Company’s corporate headquarters transitioned from one entity to another. As a result, in lieu of a security deposit, the Company provided a standby letter of credit of $0.6 million, which reduces the amount available under our revolving credit facility to $74.4 million.

On October 31, 2022, the Company amended the 2021 Credit Agreement to replace the LIBO rate with Term SOFR plus an applicable rate.

The 2021 Credit Agreement includes certain customary financial covenants, and the Company was compliant with its financial covenants under the 2021 Credit Agreement as of December 31, 2024.

Amendment to the 2021 Credit Facilities

On January 16, 2025 (the “Closing Date”), DH Holdings entered into an amendment to the credit agreement (the “DH Holdings Credit Agreement Amendment”), dated as of September 17, 2021 (as amended by that certain Amendment No. 1, dated as of October 31, 2022, and as further amended, supplemented or otherwise modified from time to time prior to the date hereof, the “Existing Credit Agreement”, and as further amended by the DH Holdings Credit Agreement Amendment, the “DH Holdings Credit Agreement”), with Bank of America, N.A., as administrative agent, the lenders party thereto and the other parties specified therein.

The DH Holdings Credit Agreement Amendment provides for (i) a $175 million term loan facility (the “Term Facility”) and (ii) a $50 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Facility, collectively, the “Facilities”), the proceeds of which were used to, among other things, repay the remaining portion of the indebtedness outstanding under the Existing Credit Agreement, and to pay related fees and expenses.

The loans under the Term Facility and the Revolving Credit Facility mature on January 16, 2030. The Facilities are guaranteed, subject to customary exceptions, by all of DH Holdings’s wholly-owned domestic restricted subsidiaries and AIDH Buyer, LLC, a Delaware limited liability company and the direct parent company of DH Holdings (“Holdings”), and are secured by associated collateral agreements that pledge a lien on substantially all of DH Holding’s assets, including fixed assets and intangibles, and the assets of the guarantors, in each case, subject to customary exceptions.

The Term Facility is subject to amortization of principal, payable in quarterly installments on the last day of each fiscal quarter, commencing on the last day of the first full fiscal quarter after the Closing Date (the “Initial Amortization Date”), equal to 5.0% of the original principal amount of the term loans for each of the five years after the Initial Amortization Date. The remaining initial aggregate advances under the Term Facility are payable at the maturity of the Term Facility.

The Term Facility and the Revolving Credit Facility bear interest at a rate per annum equal to (a) ABR (as defined in the DH Holdings Credit Agreement) or (b) Term SOFR (as defined in the DH Holdings Credit Agreement) for the interest period in effect for the applicable borrowing, in each case, plus an applicable margin based on a grid ranging from 1.00% to 1.50% for ABR borrowings and 2.00% to 2.50% for Term SOFR borrowings. The interest rates are subject to two step-ups of 0.25% based on the total net leverage ratio of DH Holdings and its restricted subsidiaries on a consolidated basis (the “Total Net Leverage Ratio”). In addition, DH Holdings will pay an unused commitment fee of between 0.25% and 0.30% on the undrawn commitments under the Revolving Credit Facility, also depending on the Total Net Leverage Ratio.

Under the DH Holdings Credit Agreement, DH Holdings (and in certain circumstances, Holdings) and its restricted subsidiaries are subject to customary affirmative, negative and financial covenants, and events of default for facilities of this type (with customary grace periods, as applicable, and lender remedies).

Financing Obligations

Financing obligations generally include repayment of principal amounts of our term loan (as detailed above in “Debt Obligations”), lease payments, and purchase obligations. The leases relate to office facilities and expire at various times through 2029. The lease obligations include $2.8 million to be paid in 2025 and $8.1 million thereafter. Refer to Note 5. Leases within the accompanying consolidated financial statements for further information. Estimated purchase commitments, which currently run through 2028, are $24.8 million in 2025 and $19.9 million thereafter. Refer to Note 14. Commitments and Contingencies within the accompanying consolidated financial statements for further information.

Stock Repurchase Programs

In May 2024, our board of directors authorized a stock repurchase program of up to $20.0 million of our Class A Common Stock, which expired on December 31, 2024 (the “2024 Repurchase Program”). On November 1, 2024, our board of directors announced a new stock repurchase program (the “2025 Repurchase Program” and, together with the 2024 Repurchase Program, the “Repurchase Programs”) of our Class A Common Stock authorizing up to $100.0 million in share repurchases. The 2025 Repurchase Program expires on December 31, 2025 and became effective upon the expiration or completion of the 2024 Repurchase Program. Repurchases may be effected, from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws.

The timing and the amount of any repurchased Class A Common Stock will be determined by our management based on its evaluation of market conditions and other factors. The repurchase program will be funded using our working capital. Any repurchased shares of Class A Common Stock will be retired. The repurchase program does not obligate us to acquire any particular amount of Class A Common Stock, and the repurchase program may be suspended or discontinued at any time at our discretion. As of December 31, 2024, 4,780,799 shares of our Class A Common Stock have been repurchased under the Repurchase Programs.

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

We expect that as a result of the size of the anticipated tax basis adjustment of the tangible and intangible assets of Definitive OpCo upon the exchange or redemption of LLC Units and our possible utilization of certain tax attributes, the payments that Definitive Healthcare Corp. may make under the TRA will be substantial. The payments under the TRA are not conditioned upon continued ownership of us by the exchanging holders of LLC Units. See Note 19. Income Taxes in our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Capital Expenditures

Capital expenditures increased by $9.4 million to $12.3 million for the year ended December 31, 2024 compared to $3.0 million for the same period in the prior year, primarily driven by the purchase of a large data asset in the fourth quarter of 2024.

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

For revenue related to non-hosted subscription license arrangements where customers can purchase a specified quantity of data based on their selection criteria and data layout, each data record is a distinct performance obligation, satisfied on delivery. If we promise to update the initial data set at specified intervals, each update is a performance obligation, which we satisfy when the updated data is delivered.

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

Recently, we have experienced declines in our market capitalization as a result of sustained decreases in our stock price, which represented triggering events requiring our management to perform quantitative goodwill impairment tests. As a result of each impairment test, we determined that the fair value of our single reporting unit was lower than its carrying value and, accordingly, recorded non-cash, pre-tax, goodwill impairment charges of $688.9 million and $287.4 million during the years ended December 31, 2024 and 2023, respectively. The goodwill impairment charges did not affect our liquidity or the financial covenants in our outstanding debt agreement.

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

Definitive Healthcare Corp. is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Definitive OpCo and will be taxed at the prevailing corporate tax rates. In addition to tax expenses, Definitive Healthcare Corp. will also make payments under the Tax Receivable Agreement, which we expect to be significant. We anticipate that we will account for the income tax effects and corresponding Tax Receivable Agreement’s effects resulting from future redemptions or exchanges of LLC Units by recognizing an increase in Definitive Healthcare Corp.’s deferred tax assets, based on enacted tax rates at the date of the purchase or exchange.

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

Under the provisions of ASC 740—Income Taxes, as it relates to accounting for uncertainties in tax positions, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the tax years ended December 31, 2024, 2023, and 2022, we did not have any uncertain tax positions.

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

Interest Rate Risk

Our cash, cash equivalents and short-term investments primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities and commercial paper. As of December 31, 2024 we had cash and cash equivalents of $105.4 million and short-term investments of $184.8 million.

Our operating results are subject to market risk from interest rate fluctuations on our 2021 Term Loan, which bears a variable interest rate based on the SOFR Rate or a Base Rate plus an applicable margin. In order to reduce the interest rate risk on our debt, we have entered into an interest rate swap agreement on a portion of our borrowings. As of December 31, 2024, the total principal balance outstanding was $244.1 million. Excluding the effect of the interest rate swap agreement, a hypothetical 1.0% increase or decrease in the interest rate associated with borrowings under the 2021 Credit Agreement would result in an approximately $2.4 million impact to interest expense on an annual basis.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, our management carried out an evaluation, under the supervision and participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Controls Over Financial Reporting

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and oversight of the board of directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report and issued its report, which is included herein, stating that the Company’s internal controls over financial reporting were effective as of December 31, 2024.

Remediation of Previously Disclosed Material Weakness

During 2023, we identified a material weakness in the design of our controls over the collection and remittance of sales taxes, as well as the accurate recording of our sales tax obligations in the financial statements. Remediation of this material weakness was completed during the three months ended December 31, 2024 and included establishing new controls and procedures over the collection, control, and subsequent monitoring of applicable documentation of exempt status from customers in affected jurisdictions. As of December 31, 2024, these control activities have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that the previously identified material weakness has been remediated.

Changes in Internal Control Over Financial Reporting

Other than the changes described above under “Remediation of Previously Disclosed Material Weakness”, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Definitive Healthcare Corp. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

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
February 27, 2025

Item 9B. Other Information.

Trading Arrangements

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

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

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

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

10.24†

Amendment to Executive Chairman Agreement and Employment Agreement of Jason Krantz, dated as of February 16, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on February 23, 2023).

10.25†

Offer Letter to Kate Shamsuddin Jensen, dated February 3, 2015 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 001-40815) filed with the SEC on February 27, 2023).

10.26†

Employment Agreement, dated as of September 22, 2022, by and between Definitive Healthcare, LLC and Jonathan Maack (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on November 3, 2022).

10.27†

Definitive Healthcare Corp. Severance Plan for Executives (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on November 21, 2023).

10.28†

Definitive Healthcare Corp. Change in Control Severance Plan for Executives (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 001-40815) filed with the SEC on February 27, 2023).

10.29†*	The Amended and Restated Definitive Healthcare Corp. 2023 Inducement Plan.
10.30†	Form of RSU Award Agreement under 2023 Inducement Plan (incorporated by reference to Exhibit 99.2 to the Company’s S-8 (File No. 333-274370) filed with the SEC on September 6, 2023).
10.31†	Form of PSU Award Agreement under 2023 Inducement Plan (incorporated by reference to Exhibit 99.3 to the Company’s S-8 (File No. 333-274370) filed with the SEC on September 6, 2023).

10.32†

Separation Agreement and Release of Claims, dated as of January 12, 2024, by and between Definitive Healthcare Corp. and Robert Musslewhite (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on January 16, 2024).

10.33†

The Definitive Healthcare Corp. Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40815) filed with the SEC on August 14, 2023).

10.34†

Employment Agreement, dated as of May 20, 2024, by and among Definitive Healthcare, LLC, Definitive Healthcare Corp. and Kevin Coop (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on May 24, 2024).

10.35†

Form of Executive Value Creation PSU Award Agreement under the Definitive Healthcare Corp. 2023 Inducement Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on May 24, 2024).

10.36	Voting Agreement, dated November 7, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on November 7, 2024).
10.37

Amendment No. 2, dated as of January 16, 2025, to Credit Agreement, dated September 17, 2021, by and among Definitive Healthcare Holdings, LLC, AIDH Buyer, LLC, the other loan guarantors from time to time party thereto, Bank of America, N.A., as Administrative Agent, the lenders party thereto and the issuing banks from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on January 16, 2025).

10.38†*^	Employment Agreement, dated as of July 17, 2023, by and between Definitive Healthcare, LLC and William Moschella.
10.39*^	Holdback Agreement, dated as of July 17, 2023, by and between Analytical Wizards, Inc. and Masheen, LLC.
19.1*	Definitive Healthcare Corp. Insider Trading Policy.
21.1*	List of subsidiaries.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
97.1

Definitive Healthcare Corp. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-40815) filed with the SEC on February 28, 2024).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

* Filed herewith

^ Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

+ The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Definitive Healthcare Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

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

Definitive Healthcare Corp.

Date: February 27, 2025	By:	/s/ Kevin Coop
Kevin Coop
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Kevin Coop and Richard Booth, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin Coop	Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2025
Kevin Coop

/s/ Richard Booth	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	February 27, 2025
Richard Booth

/s/ Jason Krantz	Executive Chairman	February 27, 2025
Jason Krantz

/s/ Sastry Chilukuri	Director	February 27, 2025
Sastry Chilukuri

/s/ Chris Egan	Director	February 27, 2025
Chris Egan

/s/ Samuel A. Hamood	Director	February 27, 2025
Samuel A. Hamood

/s/ Jeff Haywood	Director	February 27, 2025
Jeff Haywood

/s/ Jill Larsen	Director	February 27, 2025
Jill Larsen

/s/ Scott Stephenson	Director	February 27, 2025
Scott Stephenson

/s/ Kathleen A. Winters	Director	February 27, 2025
Kathleen A. Winters

/s/ Lauren Young	Director	February 27, 2025
Lauren Young

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Definitive Healthcare Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Definitive Healthcare Corp. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in total equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill Impairment — Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description

The Company's evaluation of goodwill for impairment involves the comparison of the fair value of its one reporting unit to its carrying value. The Company determines the fair value of its reporting unit using income and market approaches. The determination of the fair value using the market approach required management to make a significant judgment to determine the estimated control premium. As of and during the year ended December 31, 2024, the Company recorded goodwill impairment charges of $688.9 million as it was determined that the fair value of its one reporting unit was less than its carrying value as of June 30, 2024, September 30, 2024 and December 31, 2024. As of December 31, 2024, the goodwill balance was $393.3 million.

We identified the valuation of goodwill for the Company’s reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s judgments and estimates related to the estimated control premium.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments and estimates used in its application of the market approach model included the following, among others:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those controls related to management’s selection of the estimated control premium.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the Company’s control premium by comparing it to data from publicly available premium studies for public company transactions.

Income Tax Structure — Refer to Notes 2 and 19 to the financial statements

Critical Audit Matter Description

On September 17, 2021, the Company completed its initial public offering in a series of transaction steps, which resulted in Definitive Healthcare Corp owning a majority of AIDH TopCo, LLC. Definitive Healthcare Corp is a C-corporation holding company owning a partnership interest in AIDH TopCo, LLC, commonly referred to as an Up-C structure. In connection with the initial public offering, the Company entered into a Tax Receivable Agreement (“TRA”) and recorded a liability under the TRA. The balance of the TRA liability on December 31, 2024 was $63.2 million. Under the TRA, the Company generally will be required to pay certain pre-IPO owners 85% of the amount of cash savings, if any, related to any U.S. federal, state, or local taxes that the Company actually realizes. The payments related to the initial and subsequent exchanges are treated as additional consideration paid, which in turn increases the tax basis of the Company’s investment in the Partnership. Most of this additional tax basis is amortizable under requisite sections of the Internal Revenue Code and therefore subject to the TRA.

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
February 27, 2025

We have served as the Company’s auditor since 2020.

DEFINITIVE HEALTHCARE CORP.

Consolidated Balance Sheets

(in thousands, except number of shares and par value)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$105,378	$130,976
Short-term investments	184,786	177,092
Accounts receivable, net	53,232	59,249
Prepaid expenses and other assets	13,040	13,120
Deferred contract costs	13,736	13,490
Total current assets	370,172	393,927
Property and equipment, net	3,791	4,471
Operating lease right-of-use assets, net	7,521	9,594
Other assets	2,300	2,388
Deferred contract costs	14,389	17,320
Intangible assets, net	297,933	323,121
Goodwill	393,283	1,075,080
Total assets	$1,089,389	$1,825,901
Liabilities and Equity
Current liabilities:
Accounts payable	$10,763	$5,787
Accrued expenses and other liabilities	40,896	51,529
Deferred revenue	93,344	97,377
Term loan	13,750	13,750
Operating lease liabilities	2,408	2,239
Total current liabilities	161,161	170,682
Long-term liabilities:
Deferred revenue	32	9
Term loan	229,368	242,567
Operating lease liabilities	7,586	9,372
Tax receivable agreements liability	49,511	127,000
Deferred tax liabilities	25,088	67,163
Other liabilities	9,449	9,934
Total liabilities	482,195	626,727
Commitments and Contingencies (Note 14)
Equity:
Class A Common Stock, par value $0.001, 600,000,000 shares authorized, 113,953,554 and 116,562,252 shares issued and outstanding at December 31, 2024 and 2023, respectively	114	117
Class B Common Stock, par value $0.00001, 65,000,000 shares authorized, 39,439,198 and 39,375,806 shares issued and outstanding, respectively, at December 31, 2024, and 39,762,700 and 39,168,047 shares issued and outstanding, respectively, at December 31, 2023	—	—
Additional paid-in capital	1,085,445	1,086,581
Accumulated other comprehensive (deficit) income	(610)	2,109
Accumulated deficit	(640,574)	(227,450)
Noncontrolling interests	162,819	337,817
Total equity	607,194	1,199,174
Total liabilities and equity	$1,089,389	$1,825,901

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share amounts and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$252,202	$251,415	$222,653
Cost of revenue:
Cost of revenue exclusive of amortization	40,684	34,740	25,866
Amortization	14,049	12,742	16,759
Gross profit	197,469	203,933	180,028
Operating expenses:
Sales and marketing	83,807	94,534	89,585
Product development	36,518	42,441	34,890
General and administrative	49,267	58,861	51,561
Depreciation and amortization	37,618	39,008	40,145
Transaction, integration, and restructuring expenses	12,225	11,489	7,890
Goodwill impairment	688,854	287,400	—
Total operating expenses	908,289	533,733	224,071
Loss from operations	(710,820)	(329,800)	(44,043)
Other income (expense), net:
Interest income	14,592	13,644	2,787
Interest expense	(14,837)	(15,203)	(11,200)
Gain on remeasurement of tax receivable agreement liability	76,909	23,470	9,717
Other income (expense), net	411	(291)	862
Total other income, net	77,075	21,620	2,166
Loss before income taxes	(633,745)	(308,180)	(41,877)
Benefit from income taxes	42,299	18,553	17,698
Net loss	(591,446)	(289,627)	(24,179)
Less: Net loss attributable to noncontrolling interests	(178,322)	(87,239)	(16,957)
Net loss attributable to Definitive Healthcare Corp.	$(413,124)	$(202,388)	$(7,222)
Net loss per share of Class A Common Stock:
Basic and diluted	$(3.54)	$(1.79)	$(0.07)
Weighted average Common Stock outstanding:
Basic and diluted	116,640,183	112,764,537	101,114,105

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(591,446)	$(289,627)	$(24,179)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(408)	171	(832)
Unrealized gain (loss) on available-for-sale securities	2	291	(224)
Unrealized (loss) gain on interest rate hedging instruments	(3,217)	(2,617)	6,550
Comprehensive loss	(595,069)	(291,782)	(18,685)
Less: Comprehensive loss attributable to noncontrolling interests	(179,226)	(87,835)	(15,069)
Comprehensive loss attributable to Definitive Healthcare Corp.	$(415,843)	$(203,947)	$(3,616)

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

(amounts in thousands, except share amounts)

							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	Equity
Balance at December 31, 2021	97,030,095	$97	58,244,627	$—	$888,992	$(17,840)	$62	$628,525	$1,499,836
Net loss	—	—	—	—	—	(7,222)	—	(16,957)	(24,179)
Other comprehensive income	—	—	—	—	—	—	3,606	1,888	5,494
Vested incentive units	—	—	—	—	(7,955)	—	—	7,955	—
Issuance of Class A Common Stock upon vesting of RSUs	716,776	—	—	—	1,717	—	—	(1,717)	—
Shares withheld related to net share settlement	(233,252)	—	—	—	(4,116)	—	—	—	(4,116)
Effect of changes in LLC ownership, including LLC unit exchanges	7,624,654	8	(7,624,654)	—	63,343	—	—	(82,004)	(18,653)
Forfeited unvested incentive units	—	—	(186,872)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	24,172	—	—	12,262	36,434
Distributions to noncontrolling interests	—	—	—	—	4,054	—	—	(16,925)	(12,871)
Balance at December 31, 2022	105,138,273	$105	50,433,101	$—	$970,207	$(25,062)	$3,668	$533,027	$1,481,945
Net loss	—	—	—	—	—	(202,388)	—	(87,239)	(289,627)
Other comprehensive loss	—	—	—	—	—	—	(1,559)	(596)	(2,155)
Vested incentive units	—	—	—	—	(6,327)	—	—	6,327	—
Issuance of Class A Common Stock upon vesting of RSUs	1,300,786	—	—	—	2,419	—	—	(2,419)	—
Shares withheld related to net share settlement	(438,840)	—	—	—	(4,432)	—	—	—	(4,432)
Effect of changes in LLC ownership, including LLC unit exchanges	10,562,033	12	(10,562,033)	—	89,177	—	—	(112,203)	(23,014)
Forfeited unvested incentive units	—	—	(108,368)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	35,537	—	—	13,202	48,739
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(12,282)	(12,282)
Balance at December 31, 2023	116,562,252	$117	39,762,700	$—	$1,086,581	$(227,450)	$2,109	$337,817	$1,199,174
Net loss	—	—	—	—	—	(413,124)	—	(178,322)	(591,446)
Other comprehensive loss	—	—	—	—	—	—	(2,719)	(904)	(3,623)
Vested incentive units	—	—	—	—	(2,468)	—	—	2,468	—
Issuance of Class A Common Stock upon vesting of RSUs	2,883,145	2	—	—	3,817	—	—	(3,819)	—
Shares withheld related to net share settlement	(981,295)	(1)	—	—	(7,547)	—	—	—	(7,548)
Repurchases of Class A Common Stock	(4,780,799)	(4)	—	—	(29,999)	—	—	7,637	(22,366)
Effect of changes in LLC ownership, including LLC unit exchanges	270,251	—	(270,251)	—	6,544	—	—	(6,491)	53
Forfeited unvested incentive units	—	—	(53,251)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	28,517	—	—	9,568	38,085
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5,135)	(5,135)
Balance at December 31, 2024	113,953,554	$114	39,439,198	$—	$1,085,445	$(640,574)	$(610)	$162,819	$607,194

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows provided by operating activities:
Net loss	$(591,446)	$(289,627)	$(24,179)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,245	1,953	2,193
Amortization of intangible assets	49,422	49,797	54,711
Amortization of deferred contract costs	15,441	12,963	8,816
Equity-based compensation	38,085	48,739	36,434
Amortization of debt issuance costs	702	702	702
Provision for bad debt expense	947	1,374	1,325
Non-cash restructuring charges	1,239	155	1,023
Goodwill impairment charges	688,854	287,400	—
Tax receivable agreement remeasurement	(76,909)	(23,470)	(9,717)
Changes in fair value of contingent consideration	(1,780)	302	1,250
Deferred income taxes	(42,670)	(18,713)	(17,806)
Changes in operating assets and liabilities:
Accounts receivable	5,693	811	(13,222)
Prepaid expenses and other assets	(7,832)	(7,156)	(127)
Deferred contract costs	(12,756)	(18,790)	(15,252)
Contingent consideration	(602)	—	(6,400)
Accounts payable, accrued expenses, and other liabilities	(5,458)	1,330	3,138
Deferred revenue	(4,979)	(6,580)	12,690
Net cash provided by operating activities	58,196	41,190	35,579
Cash flows (used in) provided by investing activities:
Purchases of property, equipment, and other assets	(12,344)	(2,977)	(8,326)
Purchases of short-term investments	(304,304)	(259,208)	(337,961)
Maturities of short-term investments	303,769	275,426	153,680
Cash paid for acquisitions and investments, net of cash acquired	(13,530)	(45,023)	(56,296)
Net cash used in investing activities	(26,409)	(31,782)	(248,903)
Cash flows (used in) provided by financing activities:
Repayments of term loans	(13,750)	(8,594)	(6,875)
Taxes paid related to net share settlement of equity awards	(7,548)	(4,432)	(4,116)
Repurchases of Class A Common Stock	(22,366)	—	—
Payments of contingent consideration	(1,000)	—	(1,100)
Payments under tax receivable agreement	(6,950)	(246)	—
Payments of equity offering issuance costs	—	(30)	(1,734)
Member distributions	(5,135)	(12,282)	(12,871)
Net cash used in financing activities	(56,749)	(25,584)	(26,696)
Net decrease in cash and cash equivalents	(24,962)	(16,176)	(240,020)
Effect of exchange rate changes on cash and cash equivalents	(636)	218	(544)
Cash and cash equivalents, beginning of year	130,976	146,934	387,498
Cash and cash equivalents, end of year	$105,378	$130,976	$146,934

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$14,196	$14,456	$10,443
Income taxes	—	136	—
Acquisitions:
Net assets acquired, net of cash acquired	$13,675	$52,678	$97,296
Working capital adjustment receivable	(145)	145	—
Initial cash investment in prior year	—	—	(40,000)
Contingent consideration	—	(7,800)	(1,000)
Net cash paid for acquisitions	$13,530	$45,023	$56,296

Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses and other liabilities	$6,870	$47	$1,166
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

The Company is headquartered in Framingham, Massachusetts.

Reorganization Transactions

In connection with its initial public offering (“IPO”) in September 2021, the Company completed the following transactions (the “Reorganization Transactions”). Definitive OpCo entered into an amended and restated limited liability company agreement (the “Amended LLC Agreement”) pursuant to which members of Definitive OpCo prior to the IPO who continued to hold LLC Units following the consummation of the Reorganization Transactions acquired the right to require Definitive OpCo to redeem all or a portion of their LLC Units for newly issued shares of Class A Common Stock on a one-for-one basis. Until redeemed or exchanged, each LLC Unit is paired with one share of Definitive Healthcare Corp. Class B Common Stock. The total shares of Class B Common Stock outstanding is equal to the number of vested LLC Units outstanding, excluding LLC Units held by the Company. Unvested LLC Units are paired with Class B Common Stock, which are issued but do not have voting rights and are deemed not outstanding until the corresponding LLC Units have vested. Certain entities treated as corporations for U.S. federal income tax purposes that held LLC Units (individually, a “Blocker Company” and collectively, the “Blocker Companies”) each merged with a merger subsidiary of Definitive Healthcare Corp., and subsequently merged into Definitive Healthcare Corp. (the “Mergers”). The former shareholders of the Blocker Companies collectively received a number of shares of Class A Common Stock in the Mergers equal to the number of LLC Units held by the Blocker Companies prior to the Mergers.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgements, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates relate, but are not limited to, revenue recognition, allowance for doubtful accounts, contingencies, valuations and useful lives of intangible assets acquired in business combinations, equity-based compensation, reporting unit valuations used in impairment testing, and income taxes. Actual results could differ from those estimates.

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

For revenue related to non-hosted subscription license arrangements where customers can purchase a specified quantity of data based on their selection criteria and data layout, each data record is considered a distinct performance obligation, satisfied on delivery. If the Company promises to update the initial data set at specified intervals, each update is a performance obligation, which the Company satisfies when the updated data is delivered.

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

The Company’s arrangements typically do not contain variable consideration. However, certain contracts with customers may include service level agreements that entitle the customer to receive service credits, and in certain cases, service refunds, when defined service levels are not met. These arrangements represent a form of variable consideration, which is considered in the calculation of the transaction price. The Company estimates the amount of variable considerations at the expected value based on its assessment of legal enforceability, anticipated performance and a review of specific transactions, historical experience and market and economic conditions. The Company historically has not experienced any significant incidents that affected the defined levels of reliability and performance as required by the contracts.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Our investment portfolio is comprised of highly rated securities with a weighted-average maturity of less than 12 months in accordance with our investment policy, which seeks to preserve principal and maintain a high degree of liquidity. Historically, the Company has not experienced any losses due to such cash concentrations. The Company does not have any off-balance-sheet credit exposure related to its customers.

Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising the Company’s customer base. No single customer accounted for more than 10% of total net sales or receivables in 2024, 2023 or 2022.

Accounts Receivable, Net and Contract Assets

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Allowances for estimated credit losses are provided for those outstanding balances considered to be uncollectible based upon historical collection experience, changes in customer payment profiles, the aging of receivable balances, and management’s overall evaluation of the outstanding balances at year end. Balances that are still outstanding after management has made reasonable collection efforts are written off through a charge to the allowance for doubtful accounts. At December 31, 2024 and 2023, the allowance for doubtful accounts was $2.1 million and $2.3 million, respectively.

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

The capitalized amounts are recoverable through future revenue streams under all non-cancellable customer contracts. Amortization of capitalized costs to obtain revenue contracts is included in sales and marketing expense in the accompanying consolidated statements of operations. There were no impairments of these costs in the years ended December 31, 2024, 2023 or 2022.

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

Some of the Company’s leases contain rent escalations over the lease term. The Company recognizes expense for operating leases on a straight-line basis over the lease term. The Company’s lease agreements contain variable lease payments for common area maintenance, utility, and taxes. The Company has elected the practical expedient to combine lease and non-lease components for all asset categories. Therefore, the lease payments used to measure the lease liability for these leases include fixed minimum rentals along with fixed non-lease component charges. The Company does not have significant residual value guarantees or restrictive covenants in the lease portfolio.

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

Advertising and Promotional Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720—Other Expenses – Advertising Cost. Advertising expenses of $1.9 million, $1.6 million, and $1.6 million for the years ended December 31, 2024, 2023 and 2022, respectively, are included in sales and marketing expenses on the consolidated statements of operations.

Software Development Costs

The Company accounts for its software development costs in accordance with the guidance set forth in ASC 350-40—Intangibles – Goodwill and Other – Internal Use Software. The Company capitalizes costs to develop software for internal use incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized costs of $2.3 million and $1.6 million as of December 31, 2024 and 2023, respectively, are included in property and equipment, net.

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

A reporting unit is an operating segment or a component of an operating segment. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, or it may elect to bypass such assessment. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value, or if the Company elects to bypass the qualitative assessment, management will perform a quantitative test by determining the fair value of the reporting unit. The estimated fair value of the reporting unit is based on a combination of an income and market approach. The income approach utilizes a projected discounted cash flow model that includes significant assumptions and estimates, including the discount rate, growth rate, and future financial performance. The market approach utilizes the Company’s market capitalization plus an appropriate control premium. Market capitalization is determined by multiplying the number of shares of Class A Common Stock outstanding by the market price of the Company’s Class A Common Stock. The control premium is determined by utilizing data from publicly available premium studies for similarly situated public company transactions. If the carrying value of the reporting unit exceeds the fair value, then a goodwill impairment loss is recognized for the difference. The Company performs its annual impairment assessment in the first month of the fourth quarter of each calendar year.

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

Recently, the Company has experienced declines in its market capitalization as a result of sustained decreases in its stock price, which represented triggering events requiring the Company’s management to perform quantitative goodwill impairment tests. As a result of each impairment test, the Company determined that the fair value of its single reporting unit was lower than its carrying value and, accordingly, recorded non-cash, pre-tax, goodwill impairment charges of $688.9 million and $287.4 million during the years ended December 31, 2024 and 2023, respectively. The goodwill impairment charges did not affect the Company’s liquidity or the financial covenants in our outstanding debt agreement.

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

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are deferred and amortized as interest expense over the terms of the related debt using the effective interest method for term debt and on a straight-line basis for revolving debt. To the extent that the debt is outstanding, these amounts are reflected in the consolidated balance sheets as direct deductions from the long-term portions of debt, except for the costs related to the Company’s revolving credit facilities, which are presented as a non-current asset on the consolidated balance sheets within other assets. Upon a refinancing or amendment, previously capitalized debt issuance costs are expensed and included in loss on extinguishment of debt, if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument. As of December 31, 2024 and 2023, the Company had $0.9 million and $1.5 million, respectively, of unamortized deferred financing costs related to its non-revolving credit facilities, and $0.3 million and $0.4 million, respectively, of unamortized deferred financing costs related to its revolving credit facility.

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

Definitive Healthcare Corp. is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Definitive OpCo and will be taxed at the prevailing corporate tax rates. In addition to tax expenses, Definitive Healthcare Corp. will also make payments under the Tax Receivable Agreement, which the Company expects to be significant. The Company anticipates that it will account for the income tax effects and corresponding Tax Receivable Agreement’s effects resulting from future redemptions or exchanges of LLC Units by recognizing an increase in Definitive Healthcare Corp.’s deferred tax assets, based on enacted tax rates at the date of the purchase or exchange.

Further, the Company accounts for amounts payable under the Tax Receivable Agreement in accordance with ASC 450—Contingencies. The amounts to be recorded for both the deferred tax assets and the liability for the Company’s obligations under the Tax Receivable Agreement will be estimated at the time of any purchase or exchange as a reduction to shareholders’ equity, and the effects of changes in any of the Company’s estimates after this date will be included in net income or loss. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income or loss.

In assessing the realizability of deferred tax assets of the Company and its subsidiaries, management considers the weight of available evidence and whether it is more likely than not that some or all of the deferred tax assets will be realized; when necessary, a valuation allowance is established.

Under the provisions of ASC 740—Income Taxes, as it relates to accounting for uncertainties in tax positions, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the tax years ended December 31, 2024, 2023 and 2022, the Company did not have any uncertain tax positions.

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

Basic net income or loss per share is computed by dividing the net income or loss by the weighted-average number of common shares of the Company outstanding during the period. Diluted net income or loss per share is computed by giving effect to all potential shares, including exchangeable Definitive OpCo LLC Units and restricted stock units, to the extent dilutive. The Company uses the treasury stock method to calculate potentially dilutive shares, as if they were converted into Common Stock at the beginning of the period. Basic and diluted net income or loss per share was the same for the periods presented as the inclusion of all potential shares outstanding would have been anti-dilutive. See Note 20. Loss Per Share for additional information on dilutive securities.

Equity-based Compensation

Equity instruments issued in exchange for services performed by officers, employees, consultants, and directors of the Company are accounted for using a fair-value based method, and the fair value of such equity instruments is recognized as expense in the consolidated statements of operations. The Company has issued restricted stock units (“RSUs”), the fair values of which are determined by the closing stock price on the date of grant, and prior to the IPO, issued profit interest units (“PIUs”) to certain employees and officers with a return threshold that was set based on the fair value of the Company.

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

Adoption of Recently Issued Financial Accounting Standards

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. These disclosures are required for entities with a single reportable segment. ASU 2023-07 is effective for annual filings for the Company’s fiscal year beginning January 1, 2024, and interim filings for the fiscal year beginning January 1, 2025, and should be applied on a retrospective basis to all periods presented. The Company has adopted the guidance retrospectively, with comparative period segment disclosures adjusted to reflect the change in accounting guidance, as applicable.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures, (“ASU 2023-09”), which is effective for annual periods beginning after December 15, 2024. ASU 2023-09 intends to enhance the transparency as well as usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

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

The Company finalized the purchase price allocations of the Carevoyance acquisition during the fourth quarter of 2024. Acquisition-date fair values of assets and liabilities pertaining to this business combination have been allocated as follows:

(in thousands)
Purchase price allocation:	Preliminary
Accounts receivable	$605
Intangible assets	7,000
Deferred revenue	(987)
Total assets acquired and liabilities assumed	6,618
Goodwill	7,057
Purchase price	$13,675

As a result of the Carevoyance acquisition, the Company recorded goodwill, developed technology, customer relationships, and tradename of $7.1 million, $6.8 million, $0.2 million, and $0.1 million, respectively, as of the acquisition date. The goodwill recognized includes the fair value of the assembled workforce, which is not recognized as an intangible asset separable from goodwill, and any expected synergies gained through the acquisition. The Company determined that the goodwill resulting from the acquisition is deductible for tax purposes. All goodwill has been allocated to the Company’s single reporting unit.

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

In total, intangible assets acquired in the Carevoyance acquisition are estimated to be amortized over a weighted average of 6.9 years. See Note 9. Goodwill and Intangible Assets for the estimated total intangible amortization expense during the next five years and thereafter.

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

The contingent consideration is based on the achievement of certain revenue metrics during the two-year period following the acquisition date, with potential earn-out payouts ranging from $0 to $28.0 million. The Company estimated the fair value of the contingent consideration to be $7.8 million as of July 21, 2023, based on the estimated achievement of the revenue metrics and time to payment. The contingent consideration was recorded in other liabilities in the accompanying consolidated balance sheets as of December 31, 2024. Refer to Note 12. Fair Value Measurements.

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

As a result of the Populi acquisition, the Company recorded goodwill, developed software, customer relationships, and tradename of $37.7 million, $21.4 million, $0.8 million, and $0.1 million, respectively, as of the acquisition date. The goodwill recognized includes the fair value of the assembled workforce, which is not recognized as an intangible asset separable from goodwill, and any expected synergies gained through the acquisition. The Company determined that the goodwill resulting from the acquisition is not deductible for tax purposes. All goodwill has been allocated to the Company’s single reporting unit.

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

In total, intangible assets acquired in the Populi acquisition are estimated to be amortized over a weighted average period of 7.2 years. See Note 9. Goodwill and Intangible Assets for the estimated total intangible amortization expense during the next five years and thereafter.

In connection with the acquisition, the Company recognized acquisition related costs of $2.3 million and $5.1 million, which were recorded within transaction, integration, and restructuring expenses in the accompanying consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively.

Unaudited Pro Forma Supplementary Data as if the transaction had occurred on January 1, 2022:

Year Ended December 31, 2023

(in thousands)
Revenue	$255,629
Net loss	(294,232)

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

Analytical Wizards

On December 22, 2021, Definitive Healthcare, LLC (“DH, LLC”), an indirect wholly owned subsidiary of Definitive Healthcare Corp. made a $40.0 million investment in Analytical Wizards Inc. (“AW” or “Analytical Wizards”), a privately held company. Analytical Wizards automates complex analytic models using tools that expedite efficient big data mining through A.I. to uncover deep insights. In the transaction the Company purchased Series B Convertible Preferred Stock of AW (“Series B Preferred Stock”), representing 35% ownership of AW, and an option to acquire the remaining 65% ownership (the “Purchase Option”) for $65.0 million. As of December 31, 2021, the Company determined it did not have a controlling financial interest in AW at transaction close as the Company did not have the right to control the governing body of AW or have control through other contractual rights. At December 31, 2021, because the Series B Preferred Stock and the Purchase Option did not have readily determinable fair values, the Company elected to apply the measurement alternative and adjust the carrying value of the investments in AW for impairments and observable prices in identical or similar equity securities of AW. The Company paid $40.0 million for the Series B Preferred Stock and Purchase Option, which was allocated on a relative fair value basis such that the Series B Preferred Stock and Purchase Option had carrying values of $32.7 million and $7.3 million at the time of the transaction, respectively.

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

Upon the consummation of the acquisition, AW became an indirect wholly owned subsidiary of Definitive Healthcare Corp. The total consideration for the initial investment and subsequent exercise of the Purchase Option was $99.4 million, consisting of $40.0 million for the initial investment paid in December 2021, approximately $58.6 million of cash paid at closing, $0.2 million reimbursement from sellers for working capital adjustments, and up to $5.0 million of contingent consideration, initially valued at $1.0 million. The contingent consideration, which relates to earn-out payments that may be paid out, subject to meeting certain expense control metrics during the two-year period following the closing of the AW acquisition, had an estimated fair value of $1.0 million as of the acquisition date. Pursuant to the Stock Purchase Agreement governing the AW acquisition, $10.0 million of the consideration was deposited into an escrow account to secure certain indemnification claims of DH, LLC. The assets acquired and liabilities assumed were recorded at their estimated fair values and the results of operations were included in the Company’s consolidated results as of the acquisition date.

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

As a result of the AW acquisition, the Company recorded goodwill, customer relationships, developed software, and tradename of $61.7 million, $39.4 million, $6.1 million, and $0.5 million, respectively, as of the acquisition date. The goodwill recognized includes the fair value of the assembled workforce, which is not recognized as an intangible asset separable from goodwill, and any expected synergies gained through the acquisition. The Company determined that the goodwill resulting from the acquisition is not deductible for tax purposes. All goodwill has been allocated to the Company’s single reporting unit.

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

In total, intangible assets acquired in the AW acquisition are estimated to be amortized over a weighted-average period of 18.0 years. See Note 9. Goodwill and Intangible Assets for the estimated total intangible amortization expense during the next five years and thereafter.

In connection with the acquisition, the Company recognized acquisition related costs of $1.3 million which were recorded within transaction expenses in the accompanying consolidated statements of operations for the year ended December 31, 2022.

Unaudited Pro Forma Supplementary Data as if the transaction had occurred on January 1, 2022:

(in thousands)	Year Ended December 31, 2023
Revenue	$224,130
Net loss	(26,443)

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

The following table represents a disaggregation of revenue from arrangements with customers for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Subscription services	$244,886	$243,052	$217,024
Professional services	7,316	8,363	5,629
Total revenue	$252,202	$251,415	$222,653

Deferred Contract Costs

A summary of the activity impacting the deferred contract costs during the years ended December 31, 2024 and 2023 is presented below:

(in thousands)	December 31, 2024	December 31, 2023
Balance at beginning of year	$30,810	$24,983
Costs amortized	(15,441)	(12,963)
Additional amounts deferred	12,756	18,790
Balance at end of year	28,125	30,810
Classified as:
Current	13,736	13,490
Non-current	14,389	17,320
Total deferred contract costs (deferred commissions)	$28,125	$30,810

Contract Liabilities

A summary of the activity impacting deferred revenue balances during the years ended December 31, 2024 and 2023 is presented below as of:

(in thousands)	December 31, 2024	December 31, 2023
Balance at beginning of year	$97,386	$99,928
Revenue recognized	(252,202)	(251,415)
Additional amounts deferred	248,192	248,873
Balance at end of year	$93,376	$97,386

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

The remaining performance obligations consisted of the following as of:

(in thousands)	December 31, 2024	December 31, 2023
Current	$188,050	$187,331
Non-current	105,673	89,636
Total	$293,723	$276,967

5.
Leases

The Company leases real estate in the form of office space facilities. Generally, the term for real estate leases ranges from 1 to 9 years at inception of the contract. Some real estate leases include options to renew that can extend the original term by 5 to 10 years.

Operating lease costs are allocated according to headcount to cost of revenue, sales and marketing, product development, and general and administrative expenses in the consolidated statements of operations. As of December 31, 2024, the Company does not have any finance leases.

During the second quarter of 2024, the Company executed a plan to exit part of its office headquarters, which was accounted for as a lease modification under ASC 842. The Company ceased use of the office facility during the second quarter. As of and for the year ended December 31, 2024, the Company recorded impairment charges of $1.2 million, comprised of $0.9 million related to the operating lease right-of-use asset and $0.3 million related to the remaining unamortized balance of leasehold improvements associated with the exited space. These impairment charges were recognized within transaction, integration, and restructuring expenses in the Company’s consolidated statements of operations.

During the third quarter of 2024, the Company executed a new five-year lease agreement for an office in India, which was accounted for under ASC 842. Accordingly, the Company recorded an initial right-of-use asset and corresponding operating lease liability of $0.8 million, which represented the present value of the expected future minimum lease payments.

During the first quarter of 2023, the Company executed a plan to exit one of its office facilities by exercising an early termination clause, which was accounted for as a lease modification under ASC 842. The Company ceased use of the office facility during the period and accordingly recorded a $0.2 million impairment charge, which represented the remaining carrying value of the right-of-use asset as of March 31, 2023.

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

During the second quarter of 2022, the Company executed a plan to exit one of its other office facilities by exercising an early termination clause, which was accounted for as a lease modification under ASC 842. The Company ceased use of the office facility during the period and accordingly recorded a $0.2 million impairment charge, which represented the remaining carrying value of the right-of-use asset as of June 30, 2022.

The Company recorded the following lease costs for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Lease Cost
Amortization of capitalized operating lease cost	$2,073	$2,202	$2,677
Total lease cost	$2,073	$2,202	$2,677

	Year Ended December 31,
(in thousands)	2024	2023
Supplemental Cash Flow and Other Information
Cash paid for amounts included in measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$2,710	$2,052

Right-of-use assets obtained in exchange for lease liabilities:
Capitalized operating leases	$787	$1,563

Lease term and discount rate consisted of the following as of:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years):
Capitalized operating leases	3.92	4.80

Weighted-average discount rate:
Capitalized operating leases	4.6%	4.6%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of December 31, 2024.

(in thousands)	Capitalized Operating Lease
2025	$2,799
2026	2,805
2027	2,608
2028	2,366
2029	310
Thereafter	—
$10,888

Imputed interest	894
Total operating lease liability balance at December 31, 2024	$9,994

Total rent expense, which was allocated according to headcount to cost of revenue, sales and marketing, product development and general and administrative expenses in the consolidated statements of operations, was $2.0 million, $2.0 million, and $2.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

6.
Short-term Investments

Short-term investments classified as available-for-sale consisted of the following as of:

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
US Treasuries	$24,477	$12	$(3)	$24,486
Commercial Paper	127,642	64	(24)	127,682
Certificates of Deposit	32,598	23	(3)	32,618
Total short-term investments	$184,717	$99	$(30)	$184,786

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
US Treasuries	$62,486	$20	$(45)	$62,461
Corporate Bonds	2,314	10	—	2,324
Commercial Paper	94,269	85	(18)	94,336
Certificates of Deposit	17,954	19	(2)	17,971
Total short-term investments	$177,023	$134	$(65)	$177,092

All short-term investments had stated maturity dates of less than one year. Included in the amortized cost as of December 31, 2024 and 2023 is accretion of $1.6 million and $2.8 million, respectively. Interest accretion on short-term investments was $7.2 million and $8.2 million during the years ended December 31, 2024 and 2023, respectively.

7.
Accounts Receivable

Accounts receivable consisted of the following as of:

(in thousands)	December 31, 2024	December 31, 2023
Accounts receivable	$54,618	$60,206
Unbilled receivable	728	1,346
	55,346	61,552
Less: allowance for credit losses	(2,114)	(2,303)
Accounts receivable, net	$53,232	$59,249

8.
Property and Equipment

Property and equipment consisted of the following as of:

(in thousands)	December 31, 2024	December 31, 2023
Computers and software	$8,472	$6,921
Furniture and equipment	960	1,172
Leasehold improvements	1,819	2,338
	11,251	10,431
Less: accumulated depreciation and amortization	(7,460)	(5,960)
Property and equipment, net	$3,791	$4,471

Depreciation and amortization expense was $2.2 million, $2.0 million and $2.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

During the year ended December 31, 2024, the Company consolidated certain leased office space at its corporate headquarters and, as a result, recorded impairment charges of $1.2 million, comprised of $0.9 million related to the operating lease right-of-use asset, and $0.3 million related to leasehold improvements. These non-cash charges were recognized within transaction, integration, and restructuring expenses in the Company’s consolidated statements of operations. The Company also recorded accelerated depreciation of furniture and fixtures of $0.1 million and disposed of $1.0 million of fully depreciated property and equipment in connection with the office consolidation during the year ended December 31, 2024. The Company disposed of fully-depreciated property and equipment of $0.8 million during the year ended December 31, 2023.

9.
Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets consisted of the following as of:

	December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$410,390	$(196,694)	$213,696
Developed technologies	85,074	(43,526)	41,548
Tradenames	36,078	(11,608)	24,470
Database	67,456	(49,237)	18,219
Total finite-lived intangible assets	598,998	(301,065)	297,933
Goodwill	393,283	—	393,283
Total goodwill and intangible assets	$992,281	$(301,065)	$691,216

	December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$410,210	$(163,586)	$246,624
Developed technologies	78,434	(33,769)	44,665
Tradenames	36,062	(9,379)	26,683
Database	50,221	(45,072)	5,149
Total finite-lived intangible assets	574,927	(251,806)	323,121
Goodwill	1,075,080	—	1,075,080
Total goodwill and Intangible assets	$1,650,007	$(251,806)	$1,398,201

Amortization expense associated with finite-lived intangible assets was $49.4 million, $49.8 million, and $54.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, of which $14.0 million, $12.7 million, and $16.8 million was included in cost of revenue for each respective period.

Estimated total intangible amortization expense during the next five years and thereafter is as follows:

(in thousands)
2025	$52,812
2026	46,637
2027	39,859
2028	30,778
2029	26,224
Thereafter	101,623
Total	$297,933

The Company determined it had one reporting unit.

Goodwill Impairment

Goodwill and acquired intangible assets are initially recorded at fair value and tested periodically for impairment. The Company estimates the fair value of these assets using primarily unobservable inputs, which are considered Level 3 fair value measurements as defined in Note 12. Fair Value Measurements. The Company performs an impairment test of goodwill during the fourth quarter of each fiscal year and more frequently if indicators of potential impairment arise.

Recently, the Company experienced declines in its market capitalization as a result of sustained decreases in the Company’s stock price, which represented triggering events requiring management to perform quantitative goodwill impairment tests. As a result of each impairment test, the Company determined that the fair value of its single reporting unit was lower than its carrying value and, accordingly, recorded non-cash, pretax, goodwill impairment charges of $688.9 million and $287.4 million during the year ended December 31, 2024 and 2023, respectively. The goodwill impairment charges did not affect the Company’s liquidity or the financial covenants in its outstanding debt agreement.

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

The Company will continue to monitor for potential impairment should impairment indicators arise.

As of and for the periods ended December 31, 2024 and 2023, goodwill consisted of the following:

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Goodwill, gross - beginning of period	$1,362,480	$1,324,733
Accumulated impairment losses	(287,400)	—
Goodwill, net - beginning of period	1,075,080	1,324,733
Goodwill acquired during period	7,057	37,747
Goodwill impairment loss	(688,854)	(287,400)
Goodwill, net - end of period	$393,283	$1,075,080

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Goodwill, gross - end of period	$1,369,537	$1,362,480
Accumulated impairment losses	(976,254)	(287,400)
Goodwill, net - end of period	$393,283	$1,075,080

The Company also considered its intangible assets with finite useful lives, which are amortized over their estimated useful lives, generally on a straight-line basis. These assets are reviewed for impairment when facts or circumstances indicate that the carrying values may not be recoverable. The Company experienced triggering events in the years ended December 31, 2024 and 2023 resulting from declines in the Company’s market capitalization driven by sustained decreases in the Company’s stock price. In each case, the Company’s intangible assets were reviewed for impairment. Based on quantitative and qualitative analyses performed, management concluded the assets were recoverable and no impairment charges were recorded as a result of these triggering events.

10.
Long-Term Debt

Long-term debt consisted of the following as of:

	December 31, 2024
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$244,063	$(945)	$243,118
Less: current portion of long-term debt			13,750
Long-term debt			$229,368

	December 31, 2023
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$257,813	$(1,496)	$256,317
Less: current portion of long-term debt			13,750
Long-term debt			$242,567

During the years ended December 31, 2024 and 2023, the Company repaid $13.8 million and $8.6 million, respectively, in outstanding principal of the 2021 Term Loan (as defined below).

2021 Credit Agreement

In September 2021, DH Holdings entered into a credit agreement (the “2021 Credit Agreement”) with Bank of America, N.A., as administrative agent, the other lenders party thereto and the other parties specified therein. The 2021 Credit Agreement provides for (i) a $275.0 million term loan A facility (the “2021 Term Loan”) and (ii) a $75.0 million revolving credit facility (the “2021 Revolving Line of Credit” and, together with the 2021 Term Loan, collectively, the “2021 Credit Facilities”), the proceeds of which were used to repay a portion of the indebtedness outstanding under a previous credit agreement. Both the 2021 Term Loan and the 2021 Revolving Line of Credit mature on September 17, 2026. The 2021 Credit Facilities include customary affirmative and negative financial covenants, which, among other limitations, limit DH Holdings’ and its restricted subsidiaries’ ability to sell assets, grant liens on assets, incur other secured indebtedness, and make certain investments, cash dividends, and restricted payments, all subject to exceptions set forth in the 2021 Credit Agreement and a maximum total net leverage ratio financial covenant as set forth in the 2021 Credit Agreement. The 2021 Credit Facilities are guaranteed by all of DH Holdings’ wholly owned domestic restricted subsidiaries and AIDH Buyer, LLC, a Delaware limited liability company and the direct parent company of DH Holdings, in each case, subject to customary exceptions, and are secured by a lien on substantially all of the assets of DH Holdings and the guarantors, including a pledge of the equity of DH Holdings, in each case, subject to customary exceptions (the “Pledged Assets”). As of December 31, 2024, the Pledged Assets of these subsidiaries approximated $976.4 million, and the net assets of these subsidiaries approximated $586.0 million.

The 2021 Term Loan is subject to annual amortization of principal, payable in equal quarterly installments on the last day of each fiscal quarter, commencing on December 31, 2021 (the “Initial Amortization Date”), equal to approximately 2.5% per annum of the principal amount of the term loans in the first year and second year after the Initial Amortization Date and approximately 5.0% per annum of the principal amount of the term loans in the third year, fourth year and fifth year after the Initial Amortization Date. A balloon payment of approximately $220.0 million will be due at the maturity of the 2021 Term Loan. There was $244.1 million and $257.8 million outstanding on the 2021 Term Loan at December 31, 2024 and 2023. respectively.

DH Holdings is required to pay the lenders under the 2021 Credit Agreement an unused commitment fee of between 0.25% and 0.30% per annum on the undrawn commitments under the 2021 Revolving Line of Credit, depending on the total net leverage ratio, quarterly in arrears. The expense is included in interest expense in the statements of operations. There was no outstanding balance on the 2021 Revolving Line of Credit at December 31, 2024 and 2023. However, in lieu of a security deposit, the Company has provided a standby letter of credit of $0.6 million to the lessor of the Company’s corporate headquarters, which reduced the amount available under our revolving credit facility to $74.4 million as of December 31, 2024.

On October 31, 2022, the Company amended the 2021 Credit Agreement to replace the LIBO rate with Term SOFR plus an applicable rate.

For both the 2021 Term Loan and 2021 Revolving Line of Credit, DH Holdings may elect from several interest rate options based on the Term SOFR Rate or the Base Rate plus an applicable margin. The applicable margin is based on the total leverage ratio. As of December 31, 2024, the effective interest rate was 6.21%.

In connection with the 2021 Credit Agreement, the Company capitalized financing costs totaling $3.5 million, of which $2.8 million related to the 2021 Term Loan facility and $0.8 million related to the 2021 Revolving Line of Credit. The financing costs associated with the 2021 Term Loan facility are recorded as a contra-debt balance in Term loan, net of current portion in the consolidated balance sheets and are amortized over the remaining life of the loan using the effective interest method. The financing costs associated with the 2021 Revolving Line of Credit are recorded in other assets in the consolidated balance sheets and are amortized over the life of the arrangement. The Company amortized capitalized financing costs for the 2021 Credit Agreement through interest expense of $0.7 million for the years ended December 31, 2024 and 2023. At December 31, 2024 and 2023, the unamortized financing costs for the 2021 Revolving Line of Credit were $0.3 million and $0.4 million, respectively.

The expected future principal payments under the 2021 Credit Agreement as of December 31, 2024 are as follows:

(in thousands)
2025	$13,750
2026	230,313
$244,063

On January 16, 2025, DH Holdings entered into an amendment to the 2021 Credit Agreement. See Note 23. Subsequent Events.

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

As of December 31, 2024, the two outstanding interest rate swap agreements each had a notional value of $61.0 million with fixed interest rates of 1.90650% and 1.90900%. Interest payments under the swaps are made monthly on a net settlement basis. The Company has not recorded any amounts due to ineffectiveness for the year ended December 31, 2024. The notional value of each interest rate swap agreement is expected to match the corresponding principal amount of a portion of our borrowings under the 2021 Term Loan. The swap agreements mature on March 31, 2025.

The derivative interest rate swaps are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in accumulated other comprehensive income (“AOCI”) on our consolidated balance sheets and reclassified to interest expense, net, when the underlying transaction has an impact on earnings. The Company expects to recognize approximately $0.7 million of net pre-tax gains from accumulated other comprehensive income as a reduction of interest expense in the next twelve months associated with its interest rate swaps. The Company recognizes derivative instruments and hedging activities on a gross basis as either assets or liabilities on the Company’s consolidated balance sheets and measures them at fair value. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions.

The fair values of the interest rate swaps and their respective locations in our consolidated balance sheets at December 31, 2024 and 2023 were as follows:

(in thousands)
Description	Balance Sheet Location	December 31, 2024	December 31, 2023
Short-term derivative asset	Prepaid expenses and other assets	$717	$3,426
Long-term derivative asset	Other assets	—	509

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

Debt

The Company’s short- and long-term debt are recorded at their carrying values in the consolidated balance sheets. The estimated fair values of the Company’s short- and long-term debt approximate their carrying values as of December 31, 2024 and 2023, based on interest rates currently available to the Company for similar borrowings.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of its derivatives held as of December 31, 2024 and 2023 were classified as Level 2 in the fair value hierarchy.

Contingent consideration

The deferred consideration resulting from the acquisition of Populi in the third quarter of 2023, which is subject to meeting certain revenue metrics during calendar years 2024 and 2025, is measured at fair value on a recurring basis using a Monte Carlo simulation with unobservable inputs. These inputs include the estimated amount and timing of projected future revenue, a discount rate, a risk-free rate, asset volatility, and revenue volatility. At December 31, 2024, the fair value of the contingent consideration, which was based on the present value of the amount expected to be paid at the end of the measurement period, was estimated to be $7.0 million, of which $3.0 million was included in accrued expenses and other liabilities and $4.0 million was included in other liabilities on the consolidated balance sheets. The change in estimate of contingent consideration subsequent to initial measurement as of the acquisition date was recorded in transaction, integration, and restructuring expense in the accompanying consolidated statements of operations.

The contingent consideration that resulted from the earnout associated with the acquisition of Analytical Wizards Inc. in February 2022, which was included in accrued expenses and other liabilities in the consolidated balance sheets as of December 31, 2023, was paid during the year ended December 31, 2024.

Earnout liabilities are classified within Level 3 in the fair value hierarchy because the methodology used to develop the estimated fair value includes significant unobservable inputs reflecting management’s own assumptions. The table below presents a reconciliation of earnout liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	December 31, 2024	December 31, 2023
Balance at beginning of year	$10,352	$2,250
Additions	—	7,800
Net change in fair value and other adjustments	(1,780)	302
Payments	(1,602)	—
Balance at end of year	$6,970	$10,352

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

The Company performed interim goodwill impairment tests on three occasions during the year ended December 31, 2024 and concluded in each case that the carrying value of its single reporting unit exceeded its fair value. Accordingly, the Company recorded $688.9 million in non-cash goodwill impairment charges during the year ended December 31, 2024. The Company performed an interim goodwill impairment test during the third quarter of 2023 and concluded that the carrying value of its single reporting unit exceeded its fair value and recorded a $287.4 million non-cash goodwill impairment charge for the year ended December 31, 2023. For further discussion about the impairment testing of assets not measured at fair value on a recurring basis, see Note 9. Goodwill and Intangible Assets.

At December 31, 2024 and 2023, assets and liabilities measured at fair value on a recurring basis were as follows:

	As of December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$63,389	$63,389	$—	$—
Commercial paper (maturities less than 90 days)	4,997	—	4,997	—
Short-term investments:
U.S. treasuries	24,486	—	24,486	—
Commercial paper	127,682	—	127,682	—
Certificates of deposit	32,618	—	32,618	—
Prepaid expenses and other assets:
Interest rate swap contracts	717	—	717	—
Liabilities:
Accrued expenses and other liabilities:
Contingent consideration	3,000	—	—	3,000
Other liabilities:
Contingent consideration	3,970	—	—	3,970

	As of December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$87,869	$87,869	$—	$—
Commercial paper (maturities less than 90 days)	4,227	—	4,227	—
Certificates of deposit (maturities less than 90 days)	1,000	—	1,000	—
Short-term investments:
U.S. treasuries	62,461	—	62,461	—
Corporate bonds	2,324	—	2,324	—
Commercial paper	94,336	—	94,336	—
Certificates of deposit	17,971	—	17,971	—
Prepaid expenses and other assets:
Interest rate swap contracts	3,426	—	3,426	—
Other assets:
Interest rate swap contracts	509	—	509	—
Liabilities:
Contingent consideration	10,352	—	—	10,352

At December 31, 2024 and 2023, except for the long-term contingent consideration noted above, the estimated fair values of all of the Company’s financial assets and liabilities subject to the three-level fair value hierarchy approximated their carrying values due to their short-term maturities (less than 12 months).

13.
Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Payroll and payroll-related	$13,440	$12,805
Tax receivable agreement, current portion	13,653	20,095
Accrued capital data expenditures	2,979	—
Contingent consideration, current	3,000	1,602
Sales, franchise and other taxes	2,029	9,526
Other	5,795	7,501
Accrued expenses and other current liabilities	$40,896	$51,529

On January 3, 2024, the Company committed to a restructuring plan (the “2024 Restructuring Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. The 2024 Restructuring Plan provided for a reduction of the Company’s current workforce by approximately 150 people. During the year ended December 31, 2024, the Company incurred restructuring and related charges of $8.1 million, consisting of severance payments, employee benefits, and related cash expenses. As of December 31, 2024, $0.2 million of severance and separation benefits is included in accrued expenses and other liabilities in the consolidated balance sheets and the Company expects these payments will be made over the next six months. The Company does not expect to incur any additional material charges associated with the 2024 Restructuring Plan.

During the first and third quarters of 2023, the Company announced restructuring plans with similar objectives (the “2023 Restructuring Plans” and, collectively with the 2024 Restructuring Plan, the “Restructuring Plans”. During the year ended December 31, 2023, the Company incurred restructuring and related charges of $4.7 million, consisting primarily of severance payments, employee benefits, and related cash expenses. These charges were recognized within transaction, integration, and restructuring expenses in the Company’s consolidated statements of operations.

The following table sets forth the employee termination costs in the Company’s liabilities resulting from the Restructuring Plans:

(in thousands)	2023 Restructuring Plans	2024 Restructuring Plan
Balance at December 31, 2022	$—	$—
Charges incurred	4,679	—
Cash payments made	(4,557)	—
Balance at December 31, 2023	$122	$—
Charges incurred	—	8,097
Cash payments made	(122)	(7,911)
Balance at December 31, 2024	$-	$186

14.
Commitments and Contingencies

The Company enters into purchase obligations in the normal course of doing business. The estimated annual minimum purchase commitments under those agreements were as follows for each of the years ending December 31:

(in thousands)
2025	$24,793
2026	12,393
2027	7,303
2028	181
$44,670

From time to time, the Company is subject to various legal proceedings and claims, which arise during the ordinary course of business. The outcomes of such matters are not expected to have a material, adverse effect on the Company’s financial position, results of operations, and/or cash flows.

15.
Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income (“AOCI”) for the years ended December 31, 2024, 2023 and 2022, respectively.

(in thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Investments	Foreign Currency Translation Adjustments	Total
Balances as of December 31, 2021	$—	$—	$62	$62
Other comprehensive income (loss) before reclassifications	4,480	(135)	(566)	3,779
Amounts reclassified from AOCI	(173)	—	—	(173)
Balances as of December 31, 2022	$4,307	$(135)	$(504)	$3,668
Other comprehensive income before reclassifications	1,119	231	130	1,480
Amounts reclassified from AOCI	(3,039)	—	—	(3,039)
Balances as of December 31, 2023	$2,387	$96	$(374)	$2,109
Other comprehensive income (loss) before reclassifications	727	(9)	(304)	414
Amounts reclassified from AOCI	(3,133)	—	—	(3,133)
Balances as of December 31, 2024	$(19)	$87	$(678)	$(610)

16.
Stockholders’ Equity

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

Shares of Preferred Stock have not been issued at December 31, 2024. The board of directors may authorize one or more series of Preferred Stock (including convertible Preferred Stock) and will determine, with respect to any series of Preferred Stock, the voting rights, preferences, participation, or other special right and limitations.

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

During the year ended December 31, 2024, 270,251 LLC Units held by Continuing Pre-IPO LLC Members were exchanged for shares of Class A Common Stock of Definitive Healthcare Corp. pursuant to the terms of the Amended LLC Agreement. In addition, 2,883,145 restricted stock units (“RSUs”) vested and 981,295 shares of Class A Common Stock were withheld to cover withholding tax obligations, resulting in the net issuance of 1,901,850 shares of Class A Common Stock of Definitive Healthcare Corp. Furthermore, 4,780,799 shares of Class A Common Stock have been repurchased and subsequently retired under stock repurchase programs authorized by the Company’s board of directors. Pursuant to the Definitive OpCo second amended and restated limited liability company agreement entered into in connection with the IPO, LLC Units were issued on a one-for-one basis in connection with the vesting of RSUs and LLC Units were cancelled on a one-for-one basis in connection with the repurchases of shares of the Company’s Class A Common Stock.

As of December 31, 2024 and 2023, Definitive Healthcare Corp. held ownership interests in Definitive OpCo of 74.3% and 74.9%, respectively, and noncontrolling interests of 25.7% and 25.1%, respectively.

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

The aggregate number of shares of Class A Common Stock available for grant under the 2021 Plan was 10,600,545 shares at December 31, 2024. The outstanding RSUs granted under this plan have time-based and/or performance-based vesting criteria.

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

The aggregate number of shares of Class A Common Stock available for grant under the Inducement Plan was 1,520,408 shares at December 31, 2024. The outstanding RSUs granted under this plan have time-based and/or performance-based vesting criteria.

Time-Based RSUs

Outstanding time-based RSUs granted under the 2021 Plan generally vest partially on the one-year anniversary of each grant and quarterly over the subsequent two- or three-year period. Outstanding time-based RSUs granted under the Inducement Plan generally vest partially in annual and quarterly increments over the subsequent two-, three-, or four-year periods.

During the year ended December 31, 2024, the Company accelerated the vesting of 779,024 previously unvested time-based RSUs, along with 67,937 previously unvested LLC Units. Remaining unvested shares held by the award holders were forfeited upon separation, and the modifications resulted in incremental stock-based compensation charges of approximately $4.2 million during the year ended December 31, 2024.

During the year ended December 31, 2023, the Company accelerated the vesting of 99,662 previously unvested time-based RSUs in connection with restructuring plans announced during the year, along with the departure of two management-level employees. The incremental stock-based compensation expense resulting from the modifications was not material and any unvested time-based RSUs and PSUs held by the individuals were forfeited upon separation.

The following table summarizes the Company’s unvested time-based RSU activity for the years ended December 31, 2024 and 2023:

	2024		2023
		Weighted		Weighted
	Restricted	Average Grant	Restricted	Average Grant
	Stock Units	Date Fair Value	Stock Units	Date Fair Value
Unvested at beginning of year	5,581,890	$16.25	3,438,387	$24.82
Granted	5,626,732	$7.14	3,979,312	$11.65
Vested	(2,664,642)	$13.92	(1,300,786)	$23.91
Forfeited	(2,083,281)	$12.81	(535,023)	$18.48
Unvested at end of year	6,460,699	$10.38	5,581,890	$16.25

Performance-Based RSUs (“Performance Stock Units” or “PSUs”)

The Company periodically grants PSUs under the 2021 Plan to certain members of the Company’s senior management team subject to the satisfaction of annual and cumulative performance conditions and/or market conditions established by the Human Capital Management and Compensation Committee of the board of directors of Definitive Healthcare Corp. Following the performance period, those PSUs without market-based vesting conditions are subject to the completion of a service period. These earned awards vest on a graded vesting schedule over the remaining service period, which is generally two years.

Outstanding PSUs granted under the Inducement Plan generally vest annually over three years subject to the achievement of certain performance targets and continued service.

Expense for PSU awards is recognized when it becomes probable that performance measures triggering vesting will be achieved.

In June 2024, the Company granted PSUs to its Chief Executive Officer with performance criteria related to the Company's achievement of certain stock price hurdles over a four-year period. These PSUs subject to the performance criteria will become earned and eligible to vest in four vesting tranches over the performance period. As these PSUs vest based on the achievement of market conditions, the grant date fair values were determined using a Monte-Carlo valuation model. The Monte-Carlo valuation model considered a variety of potential future share prices for the Company as well as its peer companies in the selected market index. Expense for these awards is recognized ratably over the requisite service period based on the fair value of the award.

In February 2024, the Company granted PSUs to its Executive Chairman with performance criteria related to the relative ranking of the total stockholder return (“TSR”) of the Company’s common stock for the cumulative three-year performance period return relative to the TSR of certain peer companies within the Nasdaq Software & Services Index. TSR will be measured based on the 45-trading-day average closing stock price on the first day of the performance period compared to the 45-trading-day average closing stock price on the last day of such period, inclusive of applicable cash dividend payments. These PSUs subject to the performance criteria will cliff vest after three years, subject to the satisfaction of the performance criteria and the executive’s continued employment through the performance period. PSUs may vest in a range between 0% and 200%, based on the satisfaction of performance, and no shares will be issued if the minimum applicable performance metric is not achieved. As these PSUs vest based on the achievement of market conditions, the grant date fair values were determined using a Monte-Carlo valuation model. The Monte-Carlo valuation model considered a variety of potential future share prices for the Company as well as its peer companies in the selected market index. Expense for these awards is recognized ratably over the requisite service period based on the fair value of the award.

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

Additionally, during the year ended December 31, 2024, the Company accelerated the vesting of 58,565 previously unvested performance-based PSUs. These modifications occurred in connection with departures of certain executive-level employees. Remaining unvested shares held by the award holders were forfeited upon separation, and the modifications resulted in incremental stock-based compensation charges of approximately $2.9 million during the year ended December 31, 2024.

The following table summarizes the Company’s unvested PSU activity for the years ended December 31, 2024 and 2023:

	2024		2023
		Weighted		Weighted
	Performance	Average Grant	Performance	Average Grant
	Stock Units	Date Fair Value	Stock Units	Date Fair Value
Unvested at beginning of year	1,246,600	$15.69	125,000	$54.25
Granted (1)	2,309,704	$6.81	1,187,390	$11.52
Vested	(218,503)	$10.99	—	$—
Forfeited	(692,709)	$8.10	(65,790)	$13.62
Unvested at end of year (2)	2,645,092	$10.31	1,246,600	$15.69
(1)
The number of PSUs awarded represents the target number of shares of common stock that may be earned; however, the actual number of shares may vary based on the satisfaction of performance criteria.
(2)
Of the 2,645,092 unvested PSUs outstanding as of December 31, 2024, 2,515,897 shares were unearned and subject to achievement of specific financial goals. Once earned, those awards without market-based vesting conditions will be subject to time-based vesting according to terms of the award. Based on 2024 financial results, approximately 465,000 of the 2,515,897 unearned shares are expected to be forfeited in the first quarter of 2025.

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

During the year ended December 31, 2024, the Company accelerated the vesting of 67,937 previously unvested Definitive OpCo units (held indirectly through AIDH Management Holdings, LLC). These modifications occurred in connection with departures of certain executive-level employees. Any remaining unvested Definitive OpCo units (held indirectly through AIDH Management Holdings, LLC) were forfeited upon separation, and the modifications resulted in incremental stock-based compensation charges of approximately $0.5 million during the year ended December 31, 2024.

During the year ended December 31, 2023, in connection with the departure of three management-level employees during the year, the Company accelerated the vesting of 50,772 previously unvested Definitive OpCo units (held indirectly through AIDH Management Holdings, LLC). The incremental stock-based compensation expense was not material and any unvested Definitive OpCo units (held indirectly through AIDH Management Holdings, LLC) were forfeited upon separation.

The following table summarizes the Company’s unvested unit activity.

	2024		2023
		Weighted		Weighted
	Non-Vested	Average Grant	Non-Vested	Average Grant
	Units	Date Fair Value	Units	Date Fair Value
Unvested at beginning of year	594,653	$1.65	1,509,149	$2.03
Vested	(478,010)	1.71	(806,128)	2.30
Forfeited	(53,251)	1.45	(108,368)	2.12
Unvested at end of year	63,392	$1.41	594,653	$1.65

Equity-Based Compensation Expense

Equity-based compensation expense is allocated to all departments in the accompanying consolidated statements of operations based on the recipients of the compensation. A summary of the expense by line item in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, is provided in the following table.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cost of revenue	$839	$1,097	$942
Sales and marketing	6,235	11,407	13,508
Product development	8,579	13,138	7,805
General and administrative	22,432	23,097	14,179
Total compensation expense	$38,085	$48,739	$36,434

The Company recognized $28.9 million, $39.4 million, and $27.0 million in stock-based compensation expense associated with RSUs in the years ended December 31, 2024, 2023, and 2022, respectively. Total unrecognized expense for these awards was estimated to be $44.7 million at December 31, 2024 and is expected to be recognized over a weighted-average period of approximately 2.5 years.

The Company recognized $6.6 million, $4.6 million, and $1.7 million in stock-based compensation expense associated with PSUs in the years ended December 31, 2024, 2023, and 2022, respectively. Total unrecognized expense for these awards was estimated to be $9.8 million at December 31, 2024 and is expected to be recognized over a weighted-average period of approximately 2.3 years.

The Company recorded $2.6 million, $4.7 million, and $7.7 million in stock-based compensation expense associated with Definitive OpCo units in the years ended December 31, 2024, 2023, and 2022, respectively. Total unrecognized expense for these units was estimated to be less than $0.1 million at December 31, 2024 and is expected to be recognized over a weighted-average period of approximately 0.2 years.

18.
Retirement Plan

The Company has a 401(k) plan covering all employees who have met certain eligibility requirements. The Company made matching contributions in accordance with the plan documents. The Company incurred $2.9 million, $3.8 million and $3.4 million in employer matching contributions during the years ended December 31, 2024, 2023 and 2022, respectively.

19.
Income Taxes

Income Tax Expense

U.S. and foreign components of income before income taxes were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Domestic	$(634,794)	$(308,232)	$(37,054)
Foreign	1,049	52	(4,823)
Loss before income taxes	$(633,745)	$(308,180)	$(41,877)

The components of the provision for income taxes are as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current income taxes:
U.S. federal	$8	$(63)	$82
U.S. state and local	102	(28)	26
Foreign	261	251	—
Total current income taxes	$371	$160	$108
Deferred income taxes:
U.S. federal	$(21,323)	$(11,225)	$(1,160)
U.S. state and local	(21,191)	(7,208)	(15,904)
Foreign	(156)	(280)	(742)
Total deferred income taxes	$(42,670)	$(18,713)	$(17,806)
Income tax benefit	$(42,299)	$(18,553)	$(17,698)

Effective Income Tax Rate

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Expected U.S. federal income taxes at statutory rate	21.00%	21.00%	21.00%
Change in valuation allowance	(13.35)	(13.78)	(35.31)
State and local income taxes, net of federal benefit	3.34	2.35	37.87
Outside basis adjustment	0.07	0.26	17.82
Partnership income, not subject to taxation	(6.09)	(5.57)	(8.50)
Return to provision	0.11	0.18	3.73
TRA remeasurement	2.55	1.60	4.87
Research and development credits	0.07	0.15	1.34
Foreign rate differential	—	(0.03)	1.27
Stock compensation	—	—	(1.16)
Other	(1.03)	(0.14)	(0.67)
Effective income tax rate	6.67%	6.02%	42.26%

Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities were as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Deferred income tax assets:
Net operating loss carry forwards	$64,462	$58,015
Outside partnership basis difference	232,788	114,815
Tax receivable agreement	5,821	11,801
Stock compensation	14,375	7,892
Other	4,504	6,553
Deferred income tax assets	321,950	199,076
Less valuation allowance	(326,419)	(244,082)
Deferred income tax assets, net of valuation allowance	$(4,469)	$(45,006)
Deferred income tax liabilities:
Goodwill and intangibles	$(19,567)	$(21,616)
Deferred revenue and advances	(488)	(541)
Deferred income tax liabilities	(20,055)	(22,157)
Net deferred tax liabilities	$(24,524)	$(67,163)

	Year Ended December 31,
(in thousands)	2024	2023
Reported as:
Non-current deferred tax assets (included within other assets)	$564	$—
Non-current deferred tax liabilities	(25,088)	(67,163)
Net deferred tax liabilities	$(24,524)	$(67,163)

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are paid or recovered.

The federal tax loss carryforward of $241.9 million has an unlimited carryforward period. The federal research and development tax credit carryforwards of $1.7 million expire in the years 2041 through 2044. The state tax loss carryforwards of $183.9 million expire at various times in years 2024 through indefinite. The state tax credit carryforwards of $0.3 million expire in the years 2038 through indefinite. The foreign tax loss carryforwards of $10.3 million expire in the years 2030 through indefinite.

Management has assessed the realizability of deferred tax assets. Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has recorded a valuation allowance for all years on its net operating loss carryforwards, R&D credit carryforwards and other net deferred tax assets that remain after all sources of taxable income are exhausted, not supportable by the “naked credit” deferred tax liability sourced income as of December 31, 2024.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company remains subject to U.S. federal income tax examination for 2021 and subsequent years. For the majority of U.S. states, with few exceptions and generally for the foreign tax jurisdictions, the Company remains subject to examination for 2020 and subsequent years.

Uncertain Tax Positions

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of December 31, 2024 and 2023, has not identified any uncertain tax positions and has not recognized any related reserves. Accordingly, the company has not recorded any interest or penalties associated with uncertain tax positions.

Tax Receivable Agreement (“TRA”)

Pursuant to Definitive OpCo's election under Section 754 of the Internal Revenue Code (the “Code”), the Company expects to obtain an increase in its share of the tax basis in the net assets of Definitive OpCo when LLC Units are redeemed or exchanged by other members. The Company is required to adjust the basis of partnership assets under Section 743(b) of the Code for each taxable year in which a redemption or exchange of LLC Units occurs. These increases in tax basis may reduce the amounts that would otherwise be paid by the Company in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

Under the TRA, the Company generally will be required to pay to Unitholders 85% of the amount of cash savings, if any, in U.S. federal, state, or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax attributes acquired by the Company from the Blocker Companies in the Reorganization Transactions, (ii) certain tax basis adjustments resulting from (a) acquisitions by the Company of LLC Units from pre-IPO holders in connection with the IPO and (b) subsequent redemptions or exchanges of LLC Units by holders for Class A Common Stock or other consideration, and (iii) certain payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then the Company would not be required to make the related TRA Payments. Therefore, the Company only recognizes a liability for TRA Payments if it determines that it is probable that the Company will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. The realizability of the deferred tax assets is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. Based on current projections, the Company anticipates having sufficient taxable income to partially realize some of these benefits and has recorded a TRA liability of $63.2 million as of December 31, 2024. The TRA liability decreased by $84.0 million during the year ended December 31 2024, decreasing $0.1 million with an offsetting adjustment to accumulated paid-in capital for current year exchange transactions and redemptions while concurrently decreasing by $76.9 million for remeasurement of the liability based on future realizability of tax attributes with an offsetting adjustment to statement of operations and $7.0 million of payments to TRA Parties. To the extent that the Company determines that it is able to realize the tax benefits associated with the basis adjustments and net operating losses, the Company would record an additional liability of $225.5 million, for a total liability of $288.7 million. Should the Company anticipate a reduction in future taxable income, it would record a reduction in the TRA liability that would result in a benefit recorded within the consolidated statements of operations.

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

The following table sets forth reconciliation of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock for the years ended December 31, 2024, 2023, and 2022.

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Numerator:
Net loss	$(591,446)	$(289,627)	$(24,179)
Less: Net loss attributable to noncontrolling interests	(178,322)	(87,239)	(16,957)
Net loss attributable to Definitive Healthcare Corp.	$(413,124)	$(202,388)	$(7,222)

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock:

	Year Ended
(in thousands, except number of shares and per share amounts)	December 31, 2024	December 31, 2023	December 31, 2022
Basic net loss per share attributable to common stockholders
Numerator:
Allocation of net loss attributable to Definitive Healthcare Corp.	$(413,124)	$(202,388)	$(7,222)
Weighted average number of shares of Class A outstanding	116,640,183	112,764,537	101,114,105
Net loss per share, basic and diluted	$(3.54)	$(1.79)	$(0.07)

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

The following table presents potentially dilutive securities which were excluded from the computation of diluted net loss per share for the periods presented because their effects on net loss per share would have been anti-dilutive:

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Definitive OpCo units (vested and unvested)	39,439,198	39,762,700	50,433,101
Restricted stock units	9,105,791	6,828,490	3,563,387

21.
Segment and Geographic Data

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company derives substantially all of its revenue from the sale of subscription fees for access to its platform and stand-ready support - a product designed to provide accurate and comprehensive information on healthcare providers and their activities helping its customers optimize everything from product development to go-to-market planning and sales and marketing execution. To assess performance, the Company’s CODM, the Chief Executive Officer, reviews financial information on a consolidated basis. Therefore, the Company determined it has one operating segment and one reportable segment. The accounting policies of the Company’s operating segment are the same as those described in Note 2. Summary of Significant Accounting Policies. The CODM uses consolidated net loss to set budgets, evaluate margins, review actual results, and to make decisions whether to reinvest profits into the business, pursue acquisitions and partnerships, repurchase shares, and/or engage in other capital management transactions.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenue	$252,202	$251,415	$222,653
Total cost of revenue	54,733	47,482	42,625
Sales and marketing	83,807	94,534	89,585
Product development	36,518	42,441	34,890
General and administrative	49,267	58,861	51,561
Other segment items, net (1)	661,622	316,277	45,869
Benefit from income taxes	42,299	18,553	17,698
Net loss	$(591,446)	$(289,627)	$(24,179)
(3)
Includes depreciation and amortization expense, transaction integration, and restructuring expenses, goodwill impairment charges, interest income, interest expense, tax receivable agreement remeasurement gain, and foreign currency transaction gain (loss).

Revenues by geographic area presented based upon the location of the customer are as follows:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
United States	$241,805	$239,457	$211,727
Rest of world	10,397	11,958	10,926
Total revenues	$252,202	$251,415	$222,653

For a summary of our revenue disaggregated by service, refer to Note 4. Revenue.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. Long-lived assets by geographic area presented based upon the location of the assets are as follows:

(in thousands)	December 31, 2024	December 31, 2023
United States	$2,940	$3,685
Rest of world	851	786
Total long-lived assets	$3,791	$4,471

22.
Related Parties

The Company has engaged in revenue transactions within the ordinary course of business with entities affiliated with its Sponsors and with members of the Company’s board of directors. During each of the years ended December 31, 2024, 2023, and 2022, the Company recorded revenue from related parties of $0.9 million, $1.4 million and $1.5 million, respectively. The associated receivables for the revenue transactions amounted to $0.2 million, $0.9 million, and $0.8 million at December 31, 2024, 2023, and 2022, respectively.

23.
Subsequent Events

On January 16, 2025 (the “Closing Date”), DH Holdings entered into an amendment to the credit agreement (the “DH Holdings Credit Agreement Amendment”), dated as of September 17, 2021 (as amended by Amendment No. 1, dated as of October 31, 2022, and as further amended, supplemented or otherwise modified from time to time prior to the date hereof, the “Existing Credit Agreement”, and as further amended by the DH Holdings Credit Agreement Amendment, the “DH Holdings Credit Agreement”), with Bank of America, N.A., as administrative agent, the lenders party thereto and the other parties specified therein.

The DH Holdings Credit Agreement Amendment provides for (i) a $175.0 million term loan facility (the “Term Facility”) and (ii) a $50.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Facility, collectively, the “Facilities”), the proceeds of which were used to, among other things, repay the remaining portion of the indebtedness outstanding under the Existing Credit Agreement, and to pay related fees and expenses.

The loans under the Term Facility and the Revolving Credit Facility mature on January 16, 2030. The Facilities are guaranteed, subject to customary exceptions, by all of DH Holdings’s wholly-owned domestic restricted subsidiaries and AIDH Buyer, LLC, a Delaware limited liability company and the direct parent company of DH Holdings (“Holdings”), and are secured by associated collateral agreements that pledge a lien on substantially all of DH Holding’s assets, including fixed assets and intangibles, and the assets of the guarantors, in each case, subject to customary exceptions.

The Term Facility is subject to amortization of principal, payable in quarterly installments on the last day of each fiscal quarter, commencing on the last day of the first full fiscal quarter after the Closing Date (the “Initial Amortization Date”), equal to 5.0% of the original principal amount of the term loans for each of the five years after the Initial Amortization Date. The remaining initial aggregate advances under the Term Facility are payable at the maturity of the Term Facility.

The Term Facility and the Revolving Credit Facility bear interest at a rate per annum equal to (a) ABR (as defined in the DH Holdings Credit Agreement) or (b) Term SOFR (as defined in the DH Holdings Credit Agreement) for the interest period in effect for the applicable borrowing, in each case, plus an applicable margin based on a grid ranging from 1.00% to 1.50% for ABR borrowings and 2.00% to 2.50% for Term SOFR borrowings. The interest rates are subject to two step-ups of 0.25% based on the total net leverage ratio of DH Holdings and its restricted subsidiaries on a consolidated basis (the “Total Net Leverage Ratio”). In addition, DH Holdings will pay an unused commitment fee of between 0.25% and 0.30% on the undrawn commitments under the Revolving Credit Facility, also depending on the Total Net Leverage Ratio.

Under the DH Holdings Credit Agreement, DH Holdings (and in certain circumstances, Holdings) and its restricted subsidiaries are subject to customary affirmative, negative and financial covenants, and events of default for facilities of this type (with customary grace periods, as applicable, and lender remedies).