Form 10-Q
period 2025-03-31
Definitive Healthcare Corp.
filed 2025-05-08
CIK 1861795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 5, 2025, the number of outstanding shares of the registrant’s Class A Common Stock was 107,341,903 shares.

Definitive Healthcare Corp.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2025

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
•
“Reorganization Transactions” refers to transactions completed in connection with the Company’s IPO as defined within Note 1 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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

For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 27, 2025, and Part II, Item 1A in this Quarterly Report and the other cautionary statements that are included elsewhere in this Quarterly Report and in our public filings, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any forward-looking statement made by us speaks only as of the date on which we make it. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$106,099	$105,378
Short-term investments	94,574	184,786
Accounts receivable, net	42,923	53,232
Prepaid expenses and other assets	16,173	13,040
Deferred contract costs	13,673	13,736
Total current assets	273,442	370,172
Property and equipment, net	9,483	3,791
Operating lease right-of-use assets, net	6,982	7,521
Other assets	2,991	2,300
Deferred contract costs	14,299	14,389
Intangible assets, net	284,708	297,933
Goodwill	216,752	393,283
Total assets	$808,657	$1,089,389
Liabilities and Equity
Current liabilities:
Accounts payable	$8,218	$10,763
Accrued expenses and other liabilities	26,963	40,896
Deferred revenue	109,724	93,344
Term loan	8,750	13,750
Operating lease liabilities	2,422	2,408
Total current liabilities	156,077	161,161
Long term liabilities:
Deferred revenue	2,790	32
Term loan	162,385	229,368
Operating lease liabilities	7,051	7,586
Tax receivable agreements liability	23,124	49,511
Deferred tax liabilities	13,912	25,088
Other liabilities	7,413	9,449
Total liabilities	372,752	482,195

Equity:
Class A Common Stock, par value $0.001, 600,000,000 shares authorized, 109,646,157 and 113,953,554 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	110	114
Class B Common Stock, par value $0.00001, 65,000,000 shares authorized, 38,997,184 and 38,995,217 shares issued and outstanding, respectively, at March 31, 2025, and 39,439,198 and 39,375,806 shares issued and outstanding, respectively, at December 31, 2024	—	—
Additional paid-in capital	1,071,732	1,085,445
Accumulated other comprehensive deficit	(1,264)	(610)
Accumulated deficit	(747,802)	(640,574)
Noncontrolling interests	113,129	162,819
Total equity	435,905	607,194
Total liabilities and equity	$808,657	$1,089,389

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$59,191	$63,480
Cost of revenue:
Cost of revenue exclusive of amortization	10,141	9,736
Amortization	5,290	3,362
Gross profit	43,760	50,382
Operating expenses:
Sales and marketing	20,653	21,760
Product development	9,301	10,132
General and administrative	12,269	16,883
Depreciation and amortization	8,527	9,322
Transaction, integration, and restructuring expenses	1,265	8,534
Goodwill impairment	176,531	—
Total operating expenses	228,546	66,631
Loss from operations	(184,786)	(16,249)
Other income (expense), net:
Interest income	2,052	3,927
Interest expense	(2,433)	(3,816)
Gain on remeasurement of tax receivable agreement liability	20,664	2,267
Loss on partial extinguishment of debt	(507)	—
Other (expense) income, net	(969)	373
Total other income, net	18,807	2,751
Net loss before income taxes	(165,979)	(13,498)
Benefit from income taxes	10,886	780
Net loss	(155,093)	(12,718)
Less: Net loss attributable to noncontrolling interests	(47,865)	(3,200)
Net loss attributable to Definitive Healthcare Corp.	$(107,228)	$(9,518)
Net loss per share of Class A Common Stock:
Basic and diluted	$(0.95)	$(0.08)
Weighted average Class A Common Stock outstanding:
Basic and diluted	112,782,505	117,433,520

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(155,093)	$(12,718)
Other comprehensive income (loss):
Foreign currency translation adjustments	462	(181)
Unrealized loss on available-for-sale securities	(38)	(164)
Unrealized loss on interest rate hedging instruments	(1,304)	(240)
Comprehensive loss	(155,973)	(13,303)
Less: Comprehensive loss attributable to noncontrolling interests	(48,091)	(3,334)
Comprehensive loss attributable to Definitive Healthcare Corp.	$(107,882)	$(9,969)

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

(in thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interests	Equity
Balance at January 1, 2025	113,953,554	$114	39,439,198	$—	$1,085,445	$(640,574)	$(610)	$162,819	$607,194
Net loss	—	—	—	—	—	(107,228)	—	(47,865)	(155,093)
Other comprehensive loss	—	—	—	—	—	—	(654)	(226)	(880)
Vested incentive units	—	—	—	—	(186)	—	—	186	—
Issuance of Class A Common Stock upon vesting of RSUs	1,279,156	1	—	—	901	—	—	(902)	—
Shares withheld related to net share settlement	(423,245)	—	—	—	(1,874)	—	—	—	(1,874)
Repurchases of Class A Common Stock	(5,604,751)	(5)	—	—	(27,105)	—	—	5,955	(21,155)
Effect of changes in LLC ownership, including LLC unit exchanges	441,443	—	(441,443)	—	9,113	—	—	(8,719)	394
Forfeited unvested incentive units	—	—	(571)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	5,438	—	—	1,881	7,319
Balance at March 31, 2025	109,646,157	$110	38,997,184	$—	$1,071,732	$(747,802)	$(1,264)	$113,129	$435,905

							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Deficit)	Interests	Equity
Balance at January 1, 2024	116,562,252	$117	39,762,700	$—	$1,086,581	$(227,450)	$2,109	$337,817	$1,199,174
Net loss	—	—	—	—	—	(9,518)	—	(3,200)	(12,718)
Other comprehensive loss	—	—	—	—	—	—	(451)	(134)	(585)
Vested incentive units	—	—	—	—	(784)	—	—	784	—
Issuance of Class A Common Stock upon vesting of RSUs	1,822,506	2	—	—	2,532	—	—	(2,534)	—
Shares withheld related to net share settlement	(646,041)	(1)	—	—	(5,805)	—	—	—	(5,806)
Effect of changes in LLC ownership, including LLC unit exchanges	51,308	—	(51,308)	—	1,276	—	—	(1,892)	(616)
Forfeited unvested incentive units	—	—	(47,388)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	11,682	—	—	3,900	15,582
Balance at March 31, 2024	117,790,025	118	39,664,004	—	1,095,482	(236,968)	1,658	334,741	1,195,031

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows provided by (used in) operating activities:
Net loss	$(155,093)	$(12,718)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	591	554
Amortization of intangible assets	13,226	12,130
Amortization of deferred contract costs	3,947	3,692
Equity-based compensation	7,319	15,582
Amortization of debt issuance costs	126	176
(Benefit from) provision for doubtful accounts receivable	(142)	211
Loss on partial extinguishment of debt	507	—
Non-cash restructuring charges	192	—
Goodwill impairment charges	176,531	—
Tax receivable agreement remeasurement	(20,664)	(2,267)
Changes in fair value of contingent consideration	(690)	270
Deferred income taxes	(11,007)	(847)
Changes in operating assets and liabilities:
Accounts receivable	10,351	2,999
Prepaid expenses and other assets	(5,683)	(1,399)
Deferred contract costs	(3,794)	(2,699)
Contingent consideration	—	(602)
Accounts payable, accrued expenses, and other liabilities	(8,745)	(8,231)
Deferred revenue	19,094	9,738
Net cash provided by operating activities	26,066	16,589
Cash flows (used in) provided by investing activities:
Purchases of property, equipment, and other assets	(7,706)	(266)
Purchases of short-term investments	(12,000)	(83,826)
Maturities of short-term investments	103,251	73,588
Cash paid for acquisitions, net of cash acquired	—	(13,530)
Net cash provided by (used in) investing activities	83,545	(24,034)
Cash flows used in financing activities:
Repayments of term loan	(246,250)	(3,438)
Proceeds from term loan	175,000	—
Payments of debt issuance costs	(1,660)	—
Taxes paid related to net share settlement of equity awards	(1,874)	(5,806)
Repurchases of Class A Common Stock	(21,155)	—
Payments of contingent consideration	—	(1,000)
Payments under tax receivable agreement	(13,767)	(6,950)
Net cash used in financing activities	(109,706)	(17,194)
Net decrease in cash and cash equivalents	(95)	(24,639)
Effect of exchange rate changes on cash and cash equivalents	816	(343)
Cash and cash equivalents, beginning of period	105,378	130,976
Cash and cash equivalents, end of period	$106,099	$105,994
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$2,242	$3,642
Income taxes	$32	$—
Acquisitions:
Net assets acquired, net of cash acquired	$—	$13,675
Working capital adjustment receivable	—	(145)
Net cash paid for acquisitions	$—	$13,530
Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses and other liabilities	$5,393	$—

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Description of Business and Organization

Definitive Healthcare Corp. (the “Company”) was formed on May 5, 2021 as a Delaware corporation to facilitate an initial public offering (“IPO”) and other related transactions to carry on the business of AIDH TopCo, LLC (“Definitive OpCo”). Following consummation of the Reorganization Transactions, as described below, Definitive OpCo became a subsidiary of Definitive Healthcare Corp. The Company, through its operating subsidiaries, provides comprehensive and up-to-date hospital and healthcare-related information and insight across the entire healthcare continuum via a multi-tenant software-as-a-service (“SaaS”) platform which combines proprietary and public sources to deliver insights. The Company is headquartered in Framingham, Massachusetts.

In connection with the IPO, the Company completed the following transactions (the “Reorganization Transactions”): Definitive OpCo entered into an amended and restated limited liability company agreement (the “Amended LLC Agreement”) pursuant to which members of Definitive OpCo prior to the IPO who continued to hold limited liability company interests (“LLC Units”) in Definitive OpCo following the consummation of the Reorganization Transactions acquired the right to require Definitive OpCo to redeem all or a portion of their LLC Units for newly issued shares of Class A Common Stock on a one-for-one basis. Until redeemed or exchanged, each LLC Unit is paired with one share of Definitive Healthcare Corp. Class B Common Stock. The total shares of Class B Common Stock outstanding is equal to the number of vested LLC Units outstanding, excluding LLC Units held by the Company. Unvested LLC Units are paired with Class B Common Stock, which are issued but do not have voting rights and are deemed not outstanding until the corresponding LLC Units have vested. Certain entities treated as corporations for U.S. federal income tax purposes that held LLC Units (individually, a “Blocker Company” and collectively, the “Blocker Companies”) each merged with a merger subsidiary of Definitive Healthcare Corp., and subsequently merged into Definitive Healthcare Corp. (the “Mergers”). The former shareholders of the Blocker Companies collectively received a number of shares of Class A Common Stock in the Mergers equal to the number of LLC Units held by the Blocker Companies prior to the Mergers.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with rules applicable to quarterly financial information. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative nongovernmental GAAP as found in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered, in the opinion of management, necessary for a fair presentation of the unaudited condensed consolidated financial statements for these interim periods have been included.

Refer to Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements in the 2024 Form 10-K for the Company’s significant accounting policies and estimates.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), (“ASU 2024-03”). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. The Company is currently assessing the impact that adoption of this new accounting standard will have on its unaudited condensed consolidated financial statements and footnote disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, (“ASU 2023-09”), which is effective for annual periods beginning after December 15, 2024. ASU 2023-09 intends to enhance the transparency as well as usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid. The Company is currently assessing the impact that adoption of this new accounting standard will have on its unaudited condensed consolidated financial statements and footnote disclosures.

No other new accounting pronouncements issued or effective during the first three months of the current year have had, or are expected to have, a material impact on the Company’s unaudited condensed consolidated financial statements.

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

The Company finalized the purchase price allocations of the Carevoyance acquisition during the fourth quarter of 2024. Acquisition-date fair values of assets and liabilities pertaining to this business combination have been allocated as follows:

(in thousands)
Purchase price allocation:	Final Purchase Price
Accounts receivable	$605
Intangible assets	7,000
Deferred revenue	(987)
Total assets acquired and liabilities assumed	6,618
Goodwill	7,057
Purchase price	$13,675

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

The tradename represents the estimated fair value of the registered trade name associated with the Carevoyance corporate brand. The Company estimated the fair value of the trademark using a relief from royalty method of the income approach. Significant assumptions include forecast of royalty rate, tax rate, and discount rate. The trademark was valued at $0.1 million and is amortized using the straight-line method over the estimated remaining useful life of two years.

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

The following table represents a disaggregation of revenue from arrangements with customers for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
(in thousands)	2025	2024
Subscription services	$57,311	$61,752
Professional services	1,880	1,728
Total revenue	$59,191	$63,480

Deferred Contract Costs

A summary of the activity impacting the deferred contract costs for the three months ended March 31, 2025 and the year ended December 31, 2024 is presented below:

(in thousands)	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Balance at beginning of period	$28,125	$30,810
Costs amortized	(3,947)	(15,441)
Additional amounts deferred	3,794	12,756
Balance at end of period	27,972	28,125
Classified as:
Current	13,673	13,736
Non-current	14,299	14,389
Total deferred contract costs (deferred commissions)	$27,972	$28,125

Contract Liabilities

A summary of the activity impacting deferred revenue balances during the three months ended March 31, 2025 and for the year ended December 31, 2024 is presented below:

(in thousands)	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Balance at beginning of period	$93,376	$97,386
Revenue recognized	(59,191)	(252,202)
Additional amounts deferred	78,329	248,192
Balance at end of period	$112,514	$93,376

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

The remaining performance obligations consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Current	$181,772	$188,050
Non-current	99,802	105,673
Total	$281,574	$293,723

4. Short-Term Investments

Short-term investments classified as available-for-sale consisted of the following:

	March 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
US treasuries	$8,709	$3	$(1)	$8,711
Commercial paper	54,844	20	(4)	54,860
Certificates of deposit	30,895	108	—	31,003
Total short-term investments	$94,448	$131	$(5)	$94,574

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
US treasuries	$24,477	$12	$(3)	$24,486
Commercial paper	127,642	64	(24)	127,682
Certificates of deposit	32,598	23	(3)	32,618
Total short-term investments	$184,717	$99	$(30)	$184,786

All short-term investments had stated maturity dates of less than one year. Included in the amortized cost as of March 31, 2025 and December 31, 2024 is accumulated accretion of $1.2 million and $1.6 million, respectively. Interest accretion on short-term investments was $1.1 million and $2.0 million during the three months ended March 31, 2025 and 2024, respectively.

5. Accounts Receivable, Net

Accounts receivable, net consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Accounts receivable	$44,556	$54,618
Unbilled receivable	349	728
	44,905	55,346
Less: allowance for credit losses	(1,982)	(2,114)
Accounts receivable, net	$42,923	$53,232

6. Property and Equipment, Net

Property and equipment, net consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Computers and software	$13,336	$8,472
Furniture and equipment	972	960
Leasehold improvements	1,831	1,819
Construction and software development in process	1,433	—
	17,572	11,251
Less: accumulated depreciation and amortization	(8,089)	(7,460)
Property and equipment, net	$9,483	$3,791

Depreciation and amortization expense associated with property and equipment was $0.6 million for the three months ended March 31, 2025 and 2024.

7. Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets, as of March 31, 2025 and December 31, 2024, consisted of the following:

	March 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$410,390	$(204,092)	$206,298
Developed technologies	85,200	(46,805)	38,395
Tradenames	36,124	(12,191)	23,933
Database	67,475	(51,393)	16,082
Total finite-lived intangible assets	599,189	(314,481)	284,708
Goodwill	216,752	—	216,752
Total goodwill and intangible assets	$815,941	$(314,481)	$501,460

	December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$410,390	$(196,694)	$213,696
Developed technologies	85,074	(43,526)	41,548
Tradenames	36,078	(11,608)	24,470
Database	67,456	(49,237)	18,219
Total finite-lived intangible assets	598,998	(301,065)	297,933
Goodwill	393,283	—	393,283
Total goodwill and intangible assets	$992,281	$(301,065)	$691,216

Amortization expense associated with finite-lived intangible assets was $13.2 million and $12.1 million for the three months ended March 31, 2025 and 2024, respectively, of which $5.3 million and $3.3 million was included in cost of revenue for each respective period.

Estimated total intangible amortization expense during the next five years and thereafter is as follows:

(in thousands)
2025, excluding the three months ended March 31, 2025	$39,568
2026	46,637
2027	39,859
2028	30,778
2029	26,224
Thereafter	101,642
Total	$284,708

The Company determined it had one reporting unit.

Goodwill Impairment

Goodwill and acquired intangible assets are initially recorded at fair value and tested periodically for impairment. For purposes of initial recognition, the Company estimates the fair value of these assets using primarily unobservable inputs, which are considered Level 3 fair value measurements as defined in Note 11. Fair Value Measurements. The Company performs an impairment test of goodwill during the fourth quarter of each fiscal year and more frequently if indicators of potential impairment arise.

Though the Company traditionally performs its annual impairment assessment in the first month of the fourth quarter of each calendar year, during the first quarter of 2025, the Company experienced declines in its market capitalization as a result of sustained decreases in the Company’s stock price, which represented a triggering event requiring management to perform a quantitative goodwill impairment test as of the end of the reporting period. As a result of the impairment test, the Company determined that the fair value of its single reporting unit was lower than its carrying value and, accordingly, recorded a non-cash, pretax, goodwill impairment charge of $176.5 million during the three months ended March 31, 2025. The goodwill impairment charge did not affect the Company’s liquidity or the financial covenants in its outstanding debt agreement.

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

As of and for the periods ended March 31, 2025 and December 31, 2024, goodwill consisted of the following:

(in thousands)	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Goodwill, gross - beginning of period	$1,369,537	$1,362,480
Accumulated impairment losses	(976,254)	(287,400)
Goodwill, net - beginning of period	393,283	1,075,080
Goodwill acquired during period	—	7,057
Goodwill impairment loss	(176,531)	(688,854)
Goodwill, net - end of period	$216,752	$393,283

(in thousands)	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Goodwill, gross - end of period	$1,369,537	$1,369,537
Accumulated impairment losses	(1,152,785)	(976,254)
Goodwill, net - end of period	$216,752	$393,283

The Company also considered its intangible assets with finite useful lives, which are amortized over their estimated useful lives, generally on a straight-line basis. These assets are reviewed for impairment when facts or circumstances indicate that the carrying values may not be recoverable. As described above, the Company experienced a triggering event in the three months ended March 31, 2025 resulting from declines in the Company’s market capitalization driven by sustained decreases in the Company’s stock price. As a result, the Company’s intangible assets were reviewed for impairment. Based on quantitative and qualitative analyses performed, management concluded the assets were recoverable and no impairment charges were recorded as a result of the triggering event.

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Payroll and payroll-related	$9,039	$13,440
Tax receivable agreement, current portion	5,331	13,653
Accrued capital data expenditures	1,872	2,979
Contingent consideration, current	3,000	3,000
Sales, franchise, and other taxes	2,218	2,029
Other	5,503	5,795
Accrued expenses and other liabilities	$26,963	$40,896

On January 3, 2024, the Company committed to a restructuring plan (the “2024 Restructuring Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. The 2024 Restructuring Plan provided for a reduction of the Company’s then-current workforce by approximately 150 people. Accordingly, during the three months ended March 31, 2024, the Company incurred restructuring and related charges of $7.2 million, consisting of severance payments, employee benefits and related cash expenses.

As of March 31, 2025, $0.1 million of severance and separation benefits is included in accrued expenses and other liabilities in the unaudited condensed consolidated balance sheets and the Company expects these payments will be made over the next four months. The Company does not expect to incur additional material restructuring and related charges associated with the 2024 Restructuring Plan during the remainder of 2025.

The following table sets forth the activity in the Company’s liabilities resulting from the 2024 Restructuring Plan:

(in thousands)	2024 Restructuring Plan
Balance at December 31, 2024	$186
Charges incurred	28
Cash payments made	(125)
Balance at March 31, 2025	$89

9. Long-Term Debt

Long-term debt consisted of the following as of March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$172,813	$(1,678)	$171,135
Less: current portion of long-term debt			8,750
Long-term debt			$162,385

	December 31, 2024
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$244,063	$(945)	$243,118
Less: current portion of long-term debt			13,750
Long-term debt			$229,368

During the three months ended March 31, 2025, the Company repaid $71.3 million in outstanding principal of the Term Facility (as defined below).

2021 Credit Agreement

In September 2021, DH Holdings entered into a credit agreement (the “2021 Credit Agreement”) with Bank of America, N.A., as administrative agent, the other lenders party thereto and the other parties specified therein. On January 16, 2025 (the “Closing Date”), DH Holdings entered into an amendment to the credit agreement (the “DH Holdings Credit Agreement Amendment”), dated as of September 17, 2021 (as amended by Amendment No. 1, dated as of October 31, 2022, and as further amended, supplemented or otherwise modified from time to time prior to the date hereof, the “Existing Credit Agreement,” and as further amended by the DH Holdings Credit Agreement Amendment, the “DH Holdings Credit Agreement”), with Bank of America, N.A., as administrative agent, the lenders party thereto and the other parties specified therein.

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

The loans under the Term Facility and the Revolving Credit Facility mature on January 16, 2030. The Facilities are guaranteed, subject to customary exceptions, by all of DH Holdings’ wholly-owned domestic restricted subsidiaries and AIDH Buyer, LLC, a Delaware limited liability company and the direct parent company of DH Holdings (“Holdings”), and are secured by associated collateral agreements that pledge a lien on substantially all of DH Holdings’ assets, including fixed assets and intangibles, and the assets of the guarantors, in each case, subject to customary exceptions (the “Pledged Assets”). As of March 31, 2025, the Pledged Assets of these subsidiaries approximated $710.0 million, and the net assets of these subsidiaries approximated $383.1 million.

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

The Term Facility and the Revolving Credit Facility bear interest at a rate per annum equal to (a) ABR (as defined in the DH Holdings Credit Agreement) or (b) Term SOFR (as defined in the DH Holdings Credit Agreement) for the interest period in effect for the applicable borrowing, in each case, plus an applicable margin based on a grid ranging from 1.00% to 1.50% for ABR borrowings and 2.00% to 2.50% for Term SOFR borrowings. The interest rates are subject to two step-ups of 0.25% based on the total net leverage ratio of DH Holdings and its restricted subsidiaries on a consolidated basis (the “Total Net Leverage Ratio”). In addition, DH Holdings will pay an unused commitment fee of between 0.25% and 0.30% on the undrawn commitments under the Revolving Credit Facility, also depending on the Total Net Leverage Ratio. The expense is included in interest expense in the unaudited condensed consolidated statements of operations. There was no outstanding balance on the Revolving Credit Facility at March 31, 2025. However, in lieu of a security deposit, the Company has provided a standby letter of credit of $0.3 million to the lessor of the Company’s corporate headquarters, which reduced the amount available under our revolving credit facility to $49.7 million as of March 31, 2025.

Under the DH Holdings Credit Agreement, DH Holdings (and in certain circumstances, Holdings) and its restricted subsidiaries are subject to customary affirmative, negative and financial covenants, and events of default for facilities of this type (with customary grace periods, as applicable, and lender remedies).

In connection with the DH Holdings Credit Agreement Amendment, the Company repaid $69.1 million of outstanding principal amount of the Term Facility and reduced its borrowing capacity under the Revolver Credit Facility by $25.0 million. As a result, the Company incurred a loss on partial extinguishment of debt of $0.5 million during the quarter ended March 31, 2025 attributed to the derecognition of a proportionate amount of the unamortized debt discount, a result of repaying the $69.1 million of outstanding principal on the Term Facility and reducing our Revolving Credit Facility. In addition, the Company capitalized financing costs totaling $1.7 million, of which $1.2 million related to the Term Facility and $0.5 million related to the Revolving Line of Credit. The financing costs associated with the Term Facility are recorded as a contra-debt balance in term loan, net of current portion in the consolidated balance sheets and are amortized over the remaining life of the loan using the effective interest method. The financing costs associated with the Revolving Line of Credit are recorded in other assets in the unaudited condensed consolidated balance sheets are amortized over the life of the arrangement. At March 31, 2025 and December 31, 2024, the unamortized financing costs were $0.6 million and $0.3 million, respectively.

10. Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to risks from changes in interest rates related to the 2021 Term Loan (See Note 9. Long-Term Debt). The Company uses derivative financial instruments, specifically, interest rate swap and cap contracts, in order to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. Our primary objective in holding derivatives is to reduce the volatility of cash flows associated with changes in interest rates. The Company does not enter into derivative transactions for speculative or trading purposes.

Cash Flow Hedges of Interest Rate Risk

The Company entered into two interest rate swap agreements, effective on March 31, 2022. The swap agreements matured on March 31, 2025. The two interest rate swap agreements each had a notional value of $61.9 million with fixed interest rates of 1.90650% and 1.90900%. Interest payments under the swaps were made monthly on a net settlement basis. The Company has not recorded any amounts due to ineffectiveness for the period ended March 31, 2025 or year ended December 31, 2024.

During the first quarter of 2025, the Company entered into two interest rate cap agreements, effective March 31, 2025. The two interest rate cap agreements each have a notional value of $69.1 million with an interest rate cap of 4.50%. Interest payments under the caps are made monthly on a net settlement basis. The Company has not recorded any amounts due to ineffectiveness for the period ended March 31, 2025.

The derivative interest rate caps are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in accumulated other comprehensive income (“AOCI”) on our consolidated balance sheets and reclassified to interest expense, net, when the underlying transaction has an impact on earnings. The Company expects to recognize $0.1 million of net pre-tax losses from accumulated other comprehensive income as a charge to interest expense in the next twelve months associated with its interest rate caps. The Company recognizes derivative instruments and hedging activities on a gross basis as either assets or liabilities on the Company’s consolidated balance sheets and measures them at fair value. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions.

The fair values of the interest rate caps as of March 31, 2025 and the fair values of the interest rate swaps as of December 31, 2024 were recorded in our unaudited condensed consolidated balance sheets as follows:

(in thousands)
Description	Balance Sheet Location	March 31, 2025	December 31, 2024
Short-term derivative asset	Prepaid expenses and other assets	$41	$717
Long-term derivative asset	Other assets	$1,049	$—

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

The Company’s financial assets and liabilities subject to the three-level fair value hierarchy consist principally of cash and equivalents, short-term investments, accounts receivable, accounts payable, long-term and short-term debt, derivative financial instruments, and contingent consideration payable. The estimated fair value of cash included in cash and cash equivalents, accounts receivable, and accounts payable approximates their carrying value due to due to their short maturities (less than 12 months).

Debt

The Company’s short- and long-term debt are recorded at their carrying values in the unaudited condensed consolidated balance sheets, which may differ from their respective fair values. The estimated fair values of the Company’s short- and long-term debt approximate their carrying values as of March 31, 2025 and December 31, 2024, based on interest rates currently available to the Company for similar borrowings.

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

Derivative financial instruments

Currently, the Company uses interest rate caps and swaps to manage interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities.

To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of its derivatives held as of March 31, 2025 and December 31, 2024 were classified as Level 2 in the fair value hierarchy.

Contingent consideration

The deferred consideration resulting from the acquisition of Populi in the third quarter of 2023, which is subject to meeting certain revenue metrics during calendar years 2024 and 2025, is measured at fair value on a recurring basis. The fair value was estimated based on the present value of the amount expected to be paid at the end of the measurement period. At March 31, 2025, the fair value of the contingent consideration associated with this acquisition was estimated to be $6.3 million, of which $3.0 million was included in accrued expenses and other liabilities and $3.3 million was included in other liabilities on the unaudited condensed consolidated balance sheets. The change in estimate of contingent consideration subsequent to initial measurement as of the acquisition date was recorded in transaction, integration, and restructuring expense in the accompanying unaudited condensed consolidated statements of operations.

Contingent consideration resulting from an earnout associated with a previous acquisition was paid during the year ended December 31, 2024.

Earnout liabilities are classified within Level 3 in the fair value hierarchy because the methodology used to develop the estimated fair value includes significant unobservable inputs reflecting management’s own assumptions. The table below presents a reconciliation of earnout liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Balance at beginning of period	$6,970	$10,352
Net change in fair value and other adjustments	(690)	(1,780)
Payments	—	(1,602)
Balance at end of period	$6,280	$6,970

Non-recurring fair value measurements

Certain assets and liabilities, including property and equipment, lease right-of-use assets, goodwill, and other intangible assets, are measured at fair value on a non-recurring basis. These assets are remeasured when the derived fair value is below the carrying value on the Company’s unaudited condensed consolidated balance sheet. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. When impairment has occurred, the Company measures the required charges and adjusts the carrying value as discussed in Note 2. Summary of Significant Accounting Policies of the notes to the consolidated financial statements in the Company’s 2024 Form 10-K.

At March 31, 2025 and December 31, 2024, assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$38,862	$38,862	$—	$—
Short-term investments:
U.S. Treasuries	8,711	—	8,711	—
Commercial paper	54,860	—	54,860	—
Certificates of deposit	31,003	—	31,003	—
Prepaid expenses and other assets:
Interest rate cap contracts	41	—	41	—
Other assets:
Interest rate cap contracts	1,049	—	1,049	—
Liabilities:
Accrued expenses and other liabilities:
Contingent consideration	3,000	—	—	3,000
Other liabilities
Contingent consideration	3,280	—	—	3,280

	December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$63,389	$63,389	$—	$—
Commercial paper (maturities less than 90 days)	4,997	—	4,997	—
Short-term investments:
U.S. treasuries	24,486	—	24,486	—
Commercial paper	127,682	—	127,682	—
Certificates of deposit	32,618	—	32,618	—
Prepaid expenses and other assets:
Interest rate swap contracts	717	—	717	—
Liabilities:
Accrued expenses and other liabilities:
Contingent consideration	3,000	—	—	3,000
Other liabilities:
Contingent consideration	3,970	—	—	3,970

At March 31, 2025 and December 31, 2024, except for the non-current portion of the contingent consideration noted above, the estimated fair values of all of the Company’s financial assets and liabilities subject to the three-level fair value hierarchy approximated their carrying values due to their short-term maturities (less than 12 months).

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

During the three months ended March 31, 2025, 441,443 LLC Units held by Continuing Pre-IPO LLC Members were exchanged for shares of Class A Common Stock of Definitive Healthcare Corp. pursuant to the terms of the Amended LLC Agreement. In addition, 1,279,156 restricted stock units (“RSUs”) vested and 423,245 shares of Class A Common Stock were withheld to cover withholding tax obligations, resulting in the net issuance of 855,911 shares of Class A Common Stock of Definitive Healthcare Corp. Furthermore, 5,604,751 shares of Class A Common Stock have been repurchased and subsequently retired under stock repurchase programs authorized by the Company’s board of directors. Pursuant to the Definitive OpCo second amended and restated limited liability company agreement entered into in connection with the IPO, LLC Units were issued on a one-for-one basis in connection with the vesting of RSUs and LLC Units were cancelled on a one-for-one basis in connection with the repurchases of shares of the Company’s Class A Common Stock.

As of March 31, 2025 and December 31, 2024, Definitive Healthcare Corp. held ownership interests in Definitive OpCo of 73.8% and 74.3%, respectively, and noncontrolling interests of 26.2% and 25.7%, respectively.

13. Accumulated Other Comprehensive (Deficit) Income

The following tables summarize the changes in accumulated balances of other comprehensive (deficit) income (“AOCI”) for the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended March 31, 2025
(in thousands)	Unrealized Loss on Cash Flow Hedges	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(19)	$87	$(678)	$(610)
Other comprehensive (loss) income before reclassifications	(426)	(29)	343	(112)
Amounts reclassified from AOCI	(542)	—	—	(542)
Ending balance	$(987)	$58	$(335)	$(1,264)

	Three months ended March 31, 2024
(in thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$2,387	$96	$(374)	$2,109
Other comprehensive income (loss) before reclassifications	658	(136)	(136)	386
Amounts reclassified from AOCI	(837)	—	—	(837)
Ending balance	$2,208	$(40)	$(510)	$1,658

14. Stockholders’ Equity and Equity-Based Compensation

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

During the three months ended March 31, 2025, the Company repurchased 5.6 million shares of Class A Common Stock under the 2025 Repurchase Program for an aggregate purchase price of $21.2 million, including commissions. As of March 31, 2025, the Company has repurchased an aggregate of 10.4 million shares of Class A Common Stock under the Repurchase Programs for an aggregate purchase price of $43.6 million, including commissions.

Equity-Based Compensation

The Company recognizes equity-based compensation expense associated with awards granted under equity incentive plans. Equity-based compensation expense is allocated to all departments based on the recipients of the compensation. A summary of the expense by line item in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively, is provided in the following table.

	Three Months Ended March 31,
(in thousands)	2025	2024
Cost of revenue	$160	$271
Sales and marketing	1,179	2,271
Product development	1,739	2,761
General and administrative	4,241	10,279
Total compensation expense	$7,319	$15,582

During the three months ended March 31, 2025, the Company accelerated the vesting of 98,922 previously unvested time-based RSUs in connection with the departure of an executive-level employee. The remaining unvested shares held by the award holder were forfeited upon separation, and the modifications resulted in an incremental stock-based compensation charge of approximately $0.3 million during the three months ended March 31, 2025.

During the three months ended March 31, 2024, the Company accelerated the vesting of 546,384 previously unvested time-based RSUs, along with 60,098 previously unvested LLC Units in connection with the departure of certain executive-level employees. Additionally, during the three months ended March 31, 2024, the Company accelerated the vesting of 49,265 previously unvested performance-based RSUs (“PSUs”). Remaining unvested shares held by the award holders were forfeited upon separation, and the modifications resulted in incremental stock-based compensation charges of approximately $6.7 million during the three months ended March 31, 2024.

Performance Stock Units with Market Conditions

During the three months ended March 31, 2025, the Company granted PSUs to its Chief Executive Officer with a relative total stockholder return component (“TSR”), pursuant to the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). For fiscal years 2025, 2026, and 2027, these PSUs are earned, if at all, based upon achievement of certain performance goals, which include revenue and adjusted EBITDA margin targets determined by the Company with a relative TSR multiplier up to plus or minus 20%. The final payout of the PSUs, ranging from 0% to 200% of target, could be earned upon achievement of the performance goals, including the relative TSR multiplier. For fiscal year 2025, the revenue and adjusted EBITDA margin targets have been determined, with the fiscal year 2026 and 2027 targets to be determined within 75 days following the end of the previous applicable fiscal year. In accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”), the grant date for these PSUs can only be established when the specific targets for all performance periods are explicitly defined. The last date to establish these targets is March 15, 2027.

In June 2024, the Company granted PSUs to its Chief Executive Officer with performance criteria related to the Company’s achievement of certain stock price hurdles over a four-year period. These PSUs subject to the performance criteria will become earned and eligible to vest in four vesting tranches over the performance period. As these PSUs vest based on the achievement of market conditions, the grant date fair values were determined using a Monte-Carlo valuation model. The Monte-Carlo valuation model considered a variety of potential future share prices for the Company as well as its peer companies in the selected market index. Expense for these awards is recognized ratably over the requisite service period based on the fair value of the award.

In February 2024, the Company granted PSUs to its Executive Chairman with performance criteria related to the relative ranking of the TSR of the Company’s common stock for the cumulative three-year performance period return relative to the TSR of certain peer companies within the Nasdaq Software & Services Index. TSR will be measured based on the 45-trading-day average closing stock price on the first day of the performance period compared to the 45-trading-day average closing stock price on the last day of such period, inclusive of applicable cash dividend payments. These PSUs subject to the performance criteria will cliff vest after three years, subject to the satisfaction of the performance criteria and the executive’s continued employment through the performance period. PSUs may vest in a range between 0% and 200%, based on the satisfaction of performance, and no shares will be issued if the minimum applicable performance metric is not achieved. As these PSUs vest based on the achievement of market conditions, the grant date fair values were determined using a Monte-Carlo valuation model. The Monte-Carlo valuation model considered a variety of potential future share prices for the Company as well as its peer companies in the selected market index. Expense for these awards is recognized ratably over the requisite service period based on the fair value of the award.

The Company recognized approximately $0.7 million and $0.2 million in stock-based compensation expense associated with PSUs with market conditions in the three months ended March 31, 2025 and 2024, respectively.

15. Income Taxes

During the three months ended March 31, 2025, management performed an assessment of the recoverability of deferred tax assets. Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has recorded a valuation allowance for all years on its net operating loss carryforwards, R&D credit carryforwards, and other net deferred tax assets that remain after all sources of taxable income are exhausted, not supportable by the “naked credit” deferred tax liability sourced income as of March 31, 2025.

As of March 31, 2025 and December 31, 2024, the Company has recorded net deferred tax liabilities of $13.4 million and $24.5 million, respectively.

The Company's effective tax rate was 6.6% and 5.8% for the three months ended March 31, 2025 and 2024, respectively. The Company’s effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance recorded, foreign tax rates that differ from the U.S. statutory tax rate, and partnership income that is not taxed.

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

In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) among Definitive Healthcare Corp., Definitive OpCo, and the TRA Parties and has recorded a liability under the TRA of $28.5 million and $63.2 million as of March 31, 2025 and December 31, 2024, respectively. The $34.7 million decrease in the TRA liability during the three months ended March 31, 2025 was primarily driven by a $20.7 million remeasurement of the liability based on future realizability of tax attributes with an offsetting adjustment to statement of operations and $13.8 million of payments to TRA Parties, while concurrently decreasing $0.2 million with an offsetting adjustment to additional paid-in capital for current year exchange transactions and redemptions. Under the TRA, the Company generally will be required to pay to the TRA Parties 85% of the amount of cash savings, if any, in U.S. federal, state, or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax basis adjustments resulting from (a) acquisitions by the Company of LLC Units from pre-IPO holders in connection with the IPO, and (b) subsequent redemptions or exchanges of LLC Units by holders for Class A Common Stock or other consideration, (ii) certain tax attributes acquired by the Company from the Blocker Companies in the Reorganization Transactions, and (iii) certain payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(in thousands)	2025	2024
Numerator:
Net loss	$(155,093)	$(12,718)
Less: Net loss attributable to noncontrolling interests	(47,865)	(3,200)
Net loss attributable to Definitive Healthcare Corp.	$(107,228)	$(9,518)

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock for the three months ended March 31, 2025 and 2024 (per share amounts unaudited).

	Three Months Ended March 31,
(in thousands, except number of shares and per share amounts)	2025	2024
Basic net loss per share attributable to common stockholders
Numerator:
Allocation of net loss attributable to Definitive Healthcare Corp.	$(107,228)	$(9,518)
Denominator:
Weighted average number of shares of Class A Common Stock outstanding	112,782,505	117,433,520
Net loss per share, basic and diluted	$(0.95)	$(0.08)

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

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the period presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Definitive OpCo LLC Units (vested and unvested)	38,997,184	39,664,004
Restricted Stock Units	13,435,809	7,523,924

17. Segment Data

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company derives substantially all of its revenue from the sale of subscription fees for access to its platform and stand-ready support—a product designed to provide accurate and comprehensive information on healthcare providers and their activities helping its customers optimize everything from product development to go-to-market planning and sales and marketing execution. To assess performance, the Company’s CODM, the Chief Executive Officer, reviews financial information on a consolidated basis. Therefore, the Company determined it has one operating segment and one reportable segment. The accounting policies of the Company’s operating segment are the same as those described in Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements in the 2024 Form 10-K filed with the SEC on February 27, 2025. The CODM uses consolidated net loss to set budgets, evaluate margins, review actual results, and to make decisions whether to reinvest profits into the business, pursue acquisitions and partnerships, repurchase shares, and/or engage in other capital management transactions.

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue	$59,191	$63,480
Total cost of revenue	15,431	13,098
Sales and marketing	20,653	21,760
Product development	9,301	10,132
General and administrative	12,269	16,883
Other segment items, net (1)	167,516	15,105
Benefit from income taxes	10,886	780
Net loss	$(155,093)	$(12,718)

(1)
For the three months ended March 31, 2025, other segment items, net includes a goodwill impairment charge of $176.5 million, a tax receivable agreement remeasurement gain of $20.7 million, depreciation and amortization expense of $8.5 million, interest expense of $2.4 million, interest income of $2.1 million, transaction integration, and restructuring expenses of $1.3 million, net foreign currency transaction losses of $1.0 million, and a loss on the partial extinguishment of debt of $0.5 million. For the three months ended March 31, 2024, other segment items, net includes depreciation and amortization expense of $9.3, transaction integration, and restructuring expenses of $8.5 million, interest income of $3.9 million, interest expense of $3.8 million, a tax receivable agreement remeasurement gain of $2.3 million, and net foreign currency transaction gains of $0.4 million.

18. Related Parties

The Company has engaged in revenue transactions within the ordinary course of business with entities affiliated with its Sponsors and with members of the Company’s board of directors. During the three months ended March 31, 2025 and 2024, the Company recorded revenue from related parties of $0.2 million and $0.4 million, respectively. Receivables for related party revenue transactions amounted to less than $0.1 million and $0.2 million at March 31, 2025 and December 31, 2024, respectively.

During the three months ended March 31, 2025, the Company also paid $0.3 million to related parties for transactions within the ordinary course of business. There were no such payables during the three months ended March 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report and with our audited Consolidated Financial Statements, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Form 10-K.

As discussed in “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part II, Item 1A in this Quarterly Report and in Part I, Item 1A of our 2024 Form 10-K.

Overview

Definitive Healthcare is a leading provider of healthcare commercial intelligence. Our solutions are designed to provide accurate and comprehensive information on healthcare providers and their activities to help our customers optimize everything from product development to go-to-market planning and sales and marketing execution. Delivered through our software as a service (“SaaS”) platform, our intelligence has become important to the commercial success of our approximately 2,475 customers as of March 31, 2025. We generally define a customer as a company that maintains one or more active paid subscriptions to our platform.

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

Recent Developments

Acquisitions

On January 16, 2024, we completed the purchase of assets comprising the Carevoyance business line of H1 Insights, Inc., a product that helps medical technology (“MedTech”) customers improve segmentation, targeting, and prospect engagement for $13.7 million, subject to closing adjustments. Refer to Note 2. Acquisitions in the accompanying unaudited condensed consolidated financial statements for further information.

Goodwill Impairment

During the first quarter of 2025, we experienced declines in our market capitalization as a result of sustained decreases in our stock price, which represented a triggering event requiring our management to perform a quantitative goodwill impairment test as of the end of the reporting period. As a result of the impairment test, we determined that the fair value of our single reporting unit was lower than its carrying value and, accordingly, recorded a non-cash, pre-tax, goodwill impairment charge of $176.5 million during the three months ended March 31, 2025. The goodwill impairment charge did not affect our liquidity or the financial covenants in our outstanding debt agreement.

We will continue to monitor for potential impairment indicators and potential impairments. See Note 7. Goodwill and Intangible Assets to the accompanying unaudited condensed consolidated financial statements. Our reporting unit is at risk for future goodwill impairments if we experience a continued decline in our market capitalization or worsening macroeconomic conditions.

Restructuring Charges

During the first quarter of 2024, we committed to a restructuring plan intended to reduce operating costs, improve operating margins, and continue advancing our ongoing commitment to profitable growth (the “2024 Restructuring Plan”). The 2024 Restructuring Plan provided for a reduction of the Company’s current workforce by approximately 150 people. During the three months ended March 31, 2024, we incurred restructuring and related charges of $7.2 million, consisting primarily of severance payments, employee benefits, and related cash expenses. These charges were recognized within transaction, integration, and restructuring expenses in our unaudited condensed consolidated statements of operations. As of March 31, 2025, $0.1 million of severance and separation benefits is included in accrued expenses and other liabilities in the unaudited condensed consolidated balance sheets, and we expect these payments will be made over the next seven months.

In 2024, we recorded impairment charges of $1.2 million related to the consolidation of certain leased office space at our corporate headquarters. These charges comprised $0.9 million relating to the operating lease right-of-use assets and $0.3 million relating to the leasehold improvements. During the three months ended March 31, 2025, we incurred an additional $0.2 million in impairment charges related to the operating lease right-of-use assets. These charges were recognized within transaction, integration, and restructuring expenses in our unaudited condensed consolidated statements of operations for each respective period.

Sales Execution Challenges

As part of the 2024 Restructuring Plan, we made significant changes to our go-to-market team that reduced overlay expenses, created a separate group and sales motion for our small and medium sized customers, and allocated more resources to our Enterprise Customers. These changes created disruptions to our sales efforts in 2024, impacting both new customer acquisition and upsell to existing customers. These factors, in addition to the lower than historical renewal rates we observed through the second half of 2024 and the first quarter of 2025, have impacted, and we expect will continue to impact, our results in 2025.

Executive Transitions

We experienced significant executive transitions in 2024. In November 2024, the Company announced that, following discussions regarding the scope of the role of Chief Financial Officer, Richard Booth, the Company’s Chief Financial Officer, and the Company agreed that Mr. Booth will be leaving the Company effective June 1, 2025. After a thorough search process, our board of directors appointed Casey Heller, our current Senior Vice President of Finance, to the role of Chief Financial Officer effective June 2, 2025.

Macroeconomic Conditions

Our current and prospective customers and their business spendings are impacted by difficult macroeconomic conditions to varying degrees and as a result, in some cases we are observing deal cycles lengthen for new and existing customers, in part as a result of more stringent approval processes, as well as a significant number of deferred purchasing decisions. We are also experiencing heightened customer churn. These trends have been particularly pronounced for smaller customers and in the Life Sciences market. This churn has impacted our revenue growth since 2023, and we expect this will continue to have an impact on our growth in fiscal year 2025.

As a corporation with a global footprint, we are subject to risks and exposures caused by significant events and their macroeconomic impacts, including, but not limited to, fluctuating inflation and high interest rates, volatility in the capital markets, international trade policies, including tariffs, sanctions, and trade barriers, and related market uncertainty, the conflicts in Ukraine and the Middle East, and global geopolitical tensions. We continuously monitor the direct and indirect impacts, and the potential for future impacts, of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. While our revenue and earnings have historically been relatively predictable as a result of our subscription-based business model, the potential implications of these macroeconomic events on our business, results of operations and overall financial position, particularly in the long term, introduce additional uncertainty.

We have been observing changes in the healthcare claims data market as a result of data source disruption in calendar year 2024, including how data providers are reviewing pricing, data availability, and use terms, all of which may negatively impact the prices at which we acquire such data. We are continuing to evaluate these and other past and potential future direct and indirect impacts on our business and results of operations.

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depend on many factors, including the following:

Acquiring New Customers

We plan to organically grow the number of customers that use our platform by increasing demand for our platform and penetrating our addressable market. Our results of operations and growth prospects will depend, in part, on our ability to attract new customers. We intend to drive new customer acquisition with our efficient go-to-market engine by continuing to invest in our sales and marketing efforts and developing new use cases for our platform. Customers generating more than $100,000 in Annual Recurring Revenue (“ARR”), which we refer to as “Enterprise Customers,” represent the majority of our ARR and are a key focus of our go-to-market programs.

In the second quarter of 2024, we completed a project to refresh our customer hierarchy methodology to reflect industry consolidation and to better reflect our go-to-market strategy as we increased resources and focus on Enterprise Customers. In some cases, this consolidated certain existing customer legal entities under larger parent accounts, and therefore reduced total customer count. As a result, our customer counts are not directly comparable to previously reported values and prior year customer counts have been revised to also reflect the updated customer hierarchy methodology. We believe this view of customer count better reflects our updated selling and go-to-market strategy. Using the updated methodology, our total customer count, which includes smaller customers, was approximately 2,475 as of March 31, 2025 compared with approximately 2,700 customers as of March 31, 2024. Our smaller customers have churned at disproportionately higher rates, primarily due to current macroeconomic conditions.

The table below presents the customer counts under the former and updated methodologies for the periods ended:

	Total Customers
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025
Prior	~2,800	—	—	—	—
Updated	~2,700	~2,600	~2,570	~2,500	~2,475

	Enterprise Customers
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025
Prior	559	—	—	—	—
Updated	541	537	530	519	512

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

Expanding Relationships with Existing Customers

We believe there is a significant opportunity to generate additional revenue from our existing customer base of approximately 2,475 customers as of March 31, 2025.

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

Our cRPO will continue to be impacted by macroeconomic challenges, which have resulted in elongating deal cycles as customers implement more stringent approval processes or push out final decisions to later periods. We expect this trend, along with the continued pressures on our renewals and other factors, will result in a negative revenue growth rate for 2025 relative to 2024.

The following table presents our current and total remaining performance obligations as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Current	$181,772	$188,050
Non-current	99,802	105,673
Total	$281,574	$293,723

Impact of Acquisitions

We seek to enhance our platform, data and business through internal development and through acquisitions of and investments in businesses that broaden and strengthen our platform. During 2024, we completed the purchase of assets comprising the Carevoyance business line of H1 Insights, Inc., a product that helps MedTech customers to improve segmentation, targeting, and prospect engagement. Acquisitions can result in transaction costs, amortization expenses and other adjustments as purchase accounting requires that all assets acquired and liabilities assumed be recorded at fair value on the acquisition date. Refer to Note 2. Acquisitions in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

Components of our Results of Operations

Revenue

For the three months ended March 31, 2025, we derived approximately 97% of our revenue from subscription services and the remainder from professional services. Our subscription services consist primarily of subscription fees for access to our platform and stand-ready support. Our subscription contracts typically have a term ranging from 1 to 3 years and are non-cancellable. We typically bill for services in advance annually, and we typically require payment at the beginning of each annual period. Our subscription revenue is recognized ratably over the contract term. Our professional services revenue typically is derived from non-recurring consulting services or from other one-time deliveries, which are generally capable of being distinct and can be accounted for as separate performance obligations. Revenue related to these professional services is recognized at a point in time when the performance obligations under the terms of the contract are satisfied and control has been transferred to the customer.

As part of the 2024 Restructuring Plan, we made significant changes to our go-to-market team that reduced overlay expenses, created a separate group and sales motion for our small and medium sized customers, and allocated more resources to our Enterprise Customers. These changes disrupted our sales efforts in 2024, coupled with continued macroeconomic headwinds and sales execution challenges throughout 2024. As we moved through 2024 and the first quarter of 2025, we did not see subscription renewals return to historical levels. Based on these impacts, we expect our revenue to decline in 2025 compared with 2024.

Cost of Revenue

Cost of Revenue. Cost of revenue, excluding amortization of acquired technology and data, consists of direct expenses related to the support and operations of our SaaS platform, such as data and infrastructure costs, personnel costs for our professional services, customer support, and data research teams, including salaries, bonuses, stock-based compensation, and other employee-related benefits, as well as allocated overheads. We anticipate that we will continue to invest in cost of revenue and that cost of revenue as a percentage of revenue will modestly increase as we add to our existing intelligence modules and invest in new products and data sources. Cost of data is included in the cost of revenue and is a fundamental driver of innovation.

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

Transaction, integration, and restructuring expenses. Transaction, integration, and restructuring expenses are costs directly associated with various acquisition, strategic partnership, and integration activities we have undertaken, primarily accounting, legal due diligence, consulting, and advisory fees, as well as expenses related to the 2024 Restructuring Plan and our office relocations and consolidations.

Goodwill impairment. Goodwill represents the excess of consideration transferred over the fair value of tangible and identifiable intangible net assets acquired and the liabilities assumed in a business combination. Substantially all of our goodwill was recognized in the purchase price allocations when our Company was acquired in 2019 by Advent (the “Advent Acquisition”), with smaller incremental amounts recognized in subsequent business combinations. Goodwill is not amortized, but is tested for impairment at the reporting unit level annually and more frequently if indicators of potential impairment arise. In conducting the impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount.

When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference. Recently, we have experienced declines in our market capitalization as a result of sustained decreases in our stock price, which represented a triggering event requiring our management to perform a quantitative goodwill impairment test. As a result of the impairment test, we determined that the fair value of our single reporting unit was lower than its carrying value and, accordingly, recorded a non-cash, pre-tax, goodwill impairment charge of $176.5 million during the three months ended March 31, 2025. The goodwill impairment charges did not affect our liquidity or the financial covenants in our outstanding debt agreement.

Other (Expense) Income, Net

Interest expense consists of interest expense on our debt obligations and the amortization of debt discounts and debt issuance costs.

Interest income consists of earnings resulting from our cash and cash equivalents and short-term investments.

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

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue	$59,191	$63,480
Cost of revenue:
Cost of revenue exclusive of amortization	10,141	9,736
Amortization	5,290	3,362
Total cost of revenue	15,431	13,098
Gross profit	43,760	50,382
Operating expenses:
Sales and marketing	20,653	21,760
Product development	9,301	10,132
General and administrative	12,269	16,883
Depreciation and amortization	8,527	9,322
Transaction, integration, and restructuring expenses	1,265	8,534
Goodwill impairment	176,531	—
Total operating expenses	228,546	66,631
Loss from operations	(184,786)	(16,249)
Total other income, net	18,807	2,751
Net loss before income taxes	(165,979)	(13,498)
Benefit from income taxes	10,886	780
Net loss	(155,093)	(12,718)
Less: Net loss attributable to noncontrolling interests	(47,865)	(3,200)
Net loss attributable to Definitive Healthcare Corp.	$(107,228)	$(9,518)

Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024

Revenue

Revenue decreased $4.3 million, or 7%, in the three months ended March 31, 2025 compared with the same period in the prior year due to lower subscription revenue of $4.5 million, partially offset by higher professional services revenue of $0.2 million. Revenue attributable to customers that existed prior to the start of 2025 decreased $6.9 million, which was partially offset by a $2.6 million increase in revenue from new customers in 2025.

Cost of Revenue

Cost of revenue increased $2.3 million, or 18%, in the three months ended March 31, 2025 compared with the same period in the prior year. This increase was driven primarily by a $1.9 million increase in amortization expense resulting from new data asset purchases and a $0.8 million increase in hosting fees and data subscription and collection costs as a result of expanded customer usage of our platform. These increases were partially offset by a $0.4 million decrease in personnel costs, primarily due to costs incurred associated with the 2024 Restructuring Plan that did not repeat in 2025.

Operating Expenses

Operating expenses, which included a goodwill impairment charge of $176.5 million incurred during the three months ended March 31, 2025 (refer to Note 7. Goodwill and Intangible Assets to the accompanying unaudited condensed consolidated financial statements for further details), increased $161.9 million, or 243%, during the three months ended March 31, 2025 compared with the same period in the prior year. The increase to operating expense as compared to the prior-year period was primarily due to the goodwill impairment charge in the current period, partially offset by:

•
A decrease in sales and marketing expense of $1.1 million for the three months ended March 31, 2025, primarily driven by lower stock-based compensation expense in the current period. Higher stock-based compensation costs in the first quarter of 2024 associated with equity grant modifications were primarily driven by the 2024 Restructuring Plan and the departure of certain executive-level employees, which did not repeat at the same level during the first quarter of 2025;
•
A decrease in product development expense of $0.8 million for the three months ended March 31, 2025, primarily driven by lower personnel costs in the current period, including stock-based compensation expense. Higher stock-based compensation costs in the first quarter of 2024 associated with equity grant modifications were primarily driven by the 2024 Restructuring Plan, which did not repeat at the same level during the first quarter of 2025. These decreases were partially offset by increased costs associated with new software application investments in the current period;
•
A decrease in general and administrative expense of $4.6 million for the three months ended March 31, 2025, primarily driven by lower personnel costs in the current period, including stock-based compensation expense. Higher stock-based compensation costs in the first quarter of 2024 associated with equity grant modifications were primarily driven by the 2024 Restructuring Plan and the departure of certain executive-level employees, which did not repeat at the same level during the first quarter of 2025. Also during the first quarter of 2024, we experienced relief from sales tax exposure, including penalties and interest, resulting from voluntary disclosure agreements, which did not repeat at the same level during the first quarter of 2025. These cost decreases were partially offset by third party legal fees associated with the refinancing of our credit facility in January 2025;
•
A decrease in depreciation and amortization expense of $0.8 million for the three months ended March 31, 2025, primarily driven by the full amortization of a database intangible asset during the third quarter of 2024 and certain customer relationship intangible assets utilizing economic consumption amortization methods with lower amortization in the current period; and
•
A decrease in transaction, integration, and restructuring expenses of $7.3 million for the three months ended March 31, 2025, primarily driven by higher costs in the prior year period associated with the 2024 Restructuring Plan, partially offset by increased costs associated with the integration of certain prior acquisitions and the partial impairment of assets resulting from the consolidation of certain leased office facilities.

Total Other Income, Net

Total other income, net was $18.8 million for the three months ended March 31, 2025 compared to $2.8 million in the same period in the prior year. The increase was primarily driven by an increase in the TRA liability remeasurement gain of $18.4 million during the three months ended March 31, 2025 compared with the same period in the prior year. The TRA liability remeasurement gain was higher in the current period primarily as a result of a $176.5 million goodwill impairment charge incurred during the three months ended March 31, 2025. This increase was partially offset by a foreign currency transaction loss of $1.0 million in the current year period, compared with a gain of $0.4 million in the prior year period, as well as a $0.5 million loss on the partial extinguishment of debt incurred during the three months ended March 31, 2025.

Benefit from Income Taxes

Benefit from income taxes was $10.9 million for the three months ended March 31, 2025 compared to $0.8 million in the comparable prior year period. The overall increase was primarily attributed to the $176.5 million impairment of goodwill during the current period, resulting in a reduction of indefinite-lived deferred tax liabilities.

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

The following table presents a reconciliation of gross profit and gross margin to adjusted gross profit and adjusted gross margin, respectively, for the periods presented:

	Three Months Ended March 31,
	2025		2024
(in thousands)	Amount	% of Revenue	Amount	% of Revenue
Reported gross profit and margin	$43,760	74%	$50,382	79%
Amortization of intangible assets resulting from acquisition-related purchase accounting adjustments(a)	3,153	5%	2,443	4%
Equity-based compensation costs	160	0%	271	0%
Adjusted gross profit and margin	$47,073	80%	$53,096	84%
a)
Amortization of intangible assets resulting from purchase accounting adjustments represents non-cash amortization of acquired intangibles, primarily resulting from the Advent Acquisition.

Adjusted EBITDA and Adjusted EBITDA Margin

We present “Adjusted EBITDA” as a measure of our operating performance. EBITDA is defined as earnings before (i) debt-related costs, including interest expense and loss from partial extinguishment of debt, (ii) interest expense (income), net, (iii) income taxes, and (iv) depreciation and amortization. Management further adjusts EBITDA in its presentation of Adjusted EBITDA to exclude (i) other income, net, (ii) equity-based compensation, (iii) transaction, integration, and restructuring expenses, (iv) goodwill impairment, and (v) other non-core items. We exclude these items because they are by nature non-cash, non-recurring, and/or unrelated to our core operations, and therefore we do not believe them to be representative of ongoing operational performance. Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of revenue. Adjusted EBITDA and Adjusted EBITDA Margin are key metrics used by management and our board of directors to assess the profitability of our operations. We believe these metrics provide useful measures to investors to assess our operating performance and in measuring the profitability of our operations on a consolidated level.

The following table presents a reconciliation of net loss and margin to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods presented:

	Three Months Ended March 31,
	2025		2024
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue
Net loss and margin	$(155,093)	(262)%	$(12,718)	(20)%
Interest expense (income), net	381	1%	(111)	(0)%
Benefit from income taxes	(10,886)	(18)%	(780)	(1)%
Loss on partial extinguishment of debt	507	1%	—	0%
Depreciation & amortization	13,817	23%	12,684	20%
EBITDA and margin	(151,274)	(256)%	(925)	(1)%
Other income, net (a)	(19,695)	(33)%	(2,640)	(4)%
Equity-based compensation (b)	7,319	12%	15,582	25%
Transaction, integration, and restructuring expenses (c)	1,265	2%	8,534	13%
Goodwill impairment (d)	176,531	298%	—	0%
Other non-core items (e)	560	1%	(528)	(1)%
Adjusted EBITDA and margin	$14,706	25%	$20,023	32%

(a)
Primarily represents foreign exchange and Tax Receivable Agreement liability remeasurement gains and losses.
(b)
Equity-based compensation represents non-cash compensation expense recognized in association with equity awards made to employees and directors.
(c)
Transaction and integration expenses primarily represent legal, accounting, and consulting expenses and fair value adjustments for contingent consideration related to our acquisitions and strategic partnerships. Restructuring expenses relate to the 2024 Restructuring Plan, as well as impairment and restructuring charges related to office closures, relocations, and consolidations.

	Three Months Ended March 31,
(in thousands)	2025	2024
Merger and acquisition due diligence and transaction costs	$1,178	$609
Integration costs	557	434
Fair value adjustment for contingent consideration	(690)	270
Restructuring charges for severance and other separation costs	28	7,221
Office closure and relocation restructuring charges and impairments	192	—
Total transaction, integration and restructuring expenses	$1,265	$8,534

(d)
Goodwill impairment represents non-cash, pre-tax, goodwill impairment charges. We experienced declines in our market capitalization as a result of a sustained decrease in our stock price, which represented a triggering event requiring our management to perform a quantitative goodwill impairment test as of the end of the first quarter of 2025. As a result of the impairment test conducted, we determined that the fair value of our single reporting unit was lower than its carrying value and, accordingly, recorded the impairment charge.
(e)
Other non-core items represent expenses driven by events that are typically by nature one-time, non-operational, and/or unrelated to our core operations. These expenses are comprised of non-core legal and regulatory costs isolated to unique and extraordinary litigation, legal and regulatory matters that are not considered normal and recurring business activity, including sales tax accrual adjustments inclusive of penalties and interest for sales taxes that we may have been required to collect from customers in certain previous years, and other non-recurring legal and regulatory matters. Other non-core items also include consulting fees and severance costs associated with strategic transition initiatives, as well as professional fees related to financing, capital structure changes, and other non-core items.

	Three Months Ended March 31,
(in thousands)	2025	2024
Non-core legal and regulatory	$53	$(865)
Consulting and severance costs for strategic transition initiatives	168	330
Other non-core expenses	339	7
Total other non-core items	$560	$(528)

Liquidity and Capital Resources

Overview

As of March 31, 2025, we had $106.1 million of cash and cash equivalents, $94.6 million of short-term investments, and $49.7 million available under our revolving credit facility. Our principal sources of liquidity are cash and cash equivalents and short-term investments on hand, as well as the cash flows we generate from operations. Our principal uses of liquidity have been, and are expected to continue to be, primarily for investment in long-term growth of the business through capital expenditures, acquisitions, as well as for debt services (see Note 9. Long-Term Debt to the accompanying unaudited condensed consolidated financial statements for further details), repurchases of our Class A Common Stock, and distributions to members of Definitive OpCo, and payments under our tax receivable agreement.

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

We believe that our cash flow from operations, availability under the 2021 Credit Agreement and available cash and cash equivalents and short-term investments will be sufficient to meet our liquidity needs for at least the next twelve months and in the long term. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of additional indebtedness, the issuance of additional equity, or a combination thereof. We cannot provide assurance that we will be able to obtain this additional liquidity on reasonable terms, or at all.

Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. See “Risk Factors” in our 2024 Form 10-K and the factors described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Macroeconomic conditions, including fluctuating inflation and high interest rates, could increase our anticipated funding requirements. In the event we need to seek additional funding, high interest rates, stock market volatility, or other unfavorable macroeconomic conditions may also prevent us from obtaining additional financing on favorable terms or at all. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages that could impact us and our customers, and materially harm our business and financial condition. Our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds could be threatened and our ability to raise additional capital could be substantially impaired, any of which could materially and adversely affect our business and financial condition. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. In addition, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell or issue additional equity to finance such acquisitions, which could possibly result in additional expenses or dilution.

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and trade and other receivables. We hold cash with reputable financial institutions that often exceed federally insured limits. We manage our credit risk by concentrating our cash deposits and short-term investments with high-quality financial institutions and periodically evaluating the credit quality of those institutions. The carrying value of our financial instruments approximate fair value.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash provided by (used in):
Operating activities	$26,066	$16,589
Investing activities	83,545	(24,034)
Financing activities	(109,706)	(17,194)
Change in cash and cash equivalents (excluding effect of exchange rate changes)	$(95)	$(24,639)

Cash Provided by Operating Activities

Net cash provided by operating activities was $26.1 million during the three months ended March 31, 2025, primarily as a result of a net loss of $155.1 million, offset by non-cash charges of $169.9 million. The non-cash charges were primarily comprised of $176.5 million in goodwill impairment charges recorded during the three months ended March 31, 2025, a gain on remeasurement of the TRA of $20.7 million, amortization of intangible assets of $13.2 million, a decrease in deferred taxes of $11.0 million, equity compensation costs of $7.3 million, amortization of deferred contract costs of $3.9 million, and a $0.5 million loss on the extinguishment of debt. The net increase in operating assets and liabilities of $11.2 million for the three months ended March 31, 2025 was primarily driven by cash inflows resulting from an increase in deferred revenue of $19.1 million due to the timing of billings and cash received in advance of revenue recognition for subscription services and a decrease in accounts receivable of $10.4 million. These factors were partially offset by cash outflows resulting from lower accounts payable, accrued expenses, and other liabilities, collectively, of $8.7 million, an increase in prepaid expenses and other assets of $5.7 million, and an increase in deferred contract costs of $3.8 million.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities during the three months ended March 31, 2025 was $83.5 million, driven primarily by $103.3 million in maturities of short-term investments, partially offset by $12.0 million in purchases of short-term investments and $7.7 million in purchases of property (including software), equipment, and data assets.

Cash Used in Financing Activities

Cash used in financing activities during the three months ended March 31, 2025 was $109.7 million, driven by net repayments of the 2021 Term Loan (as defined below) of $71.3 million, payments of $21.2 million for repurchases of our Class A Common Stock, including commissions, payments of $13.8 million under the TRA, taxes paid related to the net share settlement of equity awards of $1.9 million, and payments of debt issuance costs of $1.7 million.

Refer to Debt Obligations for additional information related to our debt obligations.

Debt Obligations

In September 2021, DH Holdings entered into a credit agreement (the “2021 Credit Agreement”) with Bank of America, N.A., as administrative agent, the other lenders party thereto and the other parties specified therein. On January 16, 2025 (the “Closing Date”), DH Holdings entered into an amendment to the credit agreement (the “DH Holdings Credit Agreement Amendment”), dated as of September 17, 2021 (as amended by Amendment No. 1, dated as of October 31, 2022, and as further amended, supplemented or otherwise modified from time to time prior to the date hereof, the “Existing Credit Agreement,” and as further amended by the DH Holdings Credit Agreement Amendment, the “DH Holdings Credit Agreement”), with Bank of America, N.A., as administrative agent, the lenders party thereto and the other parties specified therein.

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

The loans under the Term Facility and the Revolving Credit Facility mature on January 16, 2030. The Facilities are guaranteed, subject to customary exceptions, by all of DH Holdings’ wholly-owned domestic restricted subsidiaries and AIDH Buyer, LLC, a Delaware limited liability company and the direct parent company of DH Holdings (“Holdings”), and are secured by associated collateral agreements that pledge a lien on substantially all of DH Holdings’ assets, including fixed assets and intangibles, and the assets of the guarantors, in each case, subject to customary exceptions (the “Pledged Assets”). As of March 31, 2025, the Pledged Assets of these subsidiaries approximated $710.0 million, and the net assets of these subsidiaries approximated $383.1 million.

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

There was no outstanding balance on the Revolving Credit Facility as of March 31, 2025, though we provided a standby letter of credit of $0.3 million to the lessor of our corporate headquarters in lieu of a security deposit, reducing the amount available under our revolving credit facility to $49.7 million.

The 2021 Credit Agreement, as amended, includes certain financial covenants for which we were compliant as of March 31, 2025 and December 31, 2024. Refer to Note 9. Long-Term Debt to our unaudited condensed consolidated financial statements for further information.

In connection with the DH Holdings Credit Agreement Amendment, we repaid $69.1 million of outstanding principal amount of the Term Facility and reduced our borrowing capacity under the Revolver Credit Facility by $25.0 million. As a result, we incurred a loss on partial extinguishment of debt of $0.5 million during the quarter ended March 31, 2025 attributed to the derecognition of a proportionate amount of the unamortized debt discount, a result of repaying the $69.1 million of outstanding principal on the Term Facility and reducing our Revolving Credit Facility. In addition, we capitalized financing costs totaling $1.7 million, of which $1.2 million related to the Term Facility and $0.5 million related to the Revolving Line of Credit. The financing costs associated with the Term Facility are recorded as a contra-debt balance in term loan, net of current portion in the consolidated balance sheets and are amortized over the remaining life of the loan using the effective interest method. The financing costs associated with the Revolving Line of Credit are recorded in other assets in the unaudited condensed consolidated balance sheets are amortized over the life of the arrangement. At March 31, 2025 and December 31, 2024, the unamortized financing costs were $0.6 million and $0.3 million, respectively.

Financing Obligations

Financing obligations generally include repayment of principal amounts of the 2021 Term Loan, lease payments, and purchase obligations. With the exception of the DH Holdings Credit Agreement Amendment as described under Debt Obligations, there have been no material changes to our financing obligations during the three months ended March 31, 2025. Refer to Note 5. Leases and Note 14. Commitments and Contingencies in our Annual Report on Form 10-K filed with the SEC on February 27, 2025 for further information.

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

The timing and the amount of any repurchased Class A Common Stock will be determined by our management based on its evaluation of market conditions and other factors. The repurchase program will be funded using our working capital. Any repurchased shares of Class A Common Stock will be retired. The repurchase program does not obligate us to acquire any particular amount of Class A Common Stock, and the repurchase program may be suspended or discontinued at any time at our discretion. As of March 31, 2025, an aggregate of 10.4 million shares of Class A Common Stock have been repurchased under the Repurchase Programs.

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

Off-Balance Sheet Arrangements

As a requirement of our lease agreement for our corporate headquarters, in lieu of a security deposit, we provided a standby letter of credit of $0.3 million, which is effective through March 2038.

Capital Expenditures

Capital expenditures increased by $7.4 million to $7.7 million for the three months ended March 31, 2025 compared to $0.3 million for the same period in the prior year, primarily driven by higher spend on software and data assets in the current year compared with the comparable prior year period.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates including business combinations, goodwill and indefinite-lived intangible assets, and income taxes, see our discussion for the year ended December 31, 2024 included in our 2024 Form 10-K. There have been no material changes to these policies or estimates as of March 31, 2025.

New Accounting Pronouncements

See new accounting pronouncements described under “—Recently Issued Accounting Pronouncements Not Yet Adopted” within Note 1. Organization and Basis of Presentation in the Notes to the unaudited condensed consolidated financial statements.

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

Interest Rate Risk

Our cash, cash equivalents, and short-term investments primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities, and commercial paper. As of March 31, 2025, we had cash and cash equivalents of $106.1 million and short-term investments of $94.6 million.

Our operating results are subject to market risk from interest rate fluctuations on our 2021 Term Loan, which bears a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) or a Base Rate plus an applicable margin. In order to reduce the interest rate risk on our debt, we have entered into an interest rate cap agreement on a portion of our borrowings. As of March 31, 2025, the total principal balance outstanding was $172.8 million. Excluding the effect of the interest rate cap agreement, a hypothetical 1.0% increase or decrease in the interest rate associated with borrowings under the 2021 Credit Agreement would have resulted in an impact to interest expense of approximately $0.4 million for the three months ended March 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, our management carried out an evaluation, under the supervision and participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 1A. RISK FACTORS

For a more detailed discussion of our risks and uncertainties, see also Part I, Item 1A, “Risk Factors,” in our 2024 Form 10-K. There have been no material changes in our risk factors since the filing of our 2024 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the terms of the Amended LLC Agreement, holders of LLC Units have the right to exchange all or a portion of their LLC Units for newly issued shares of Class A Common Stock on a one-for-one basis, which issuances are made in reliance on Section 4(a)(2) of the Securities Act. Upon any such exchange, a corresponding number of shares of Class B Common Stock held by such LLC Unit holders are cancelled. Such exchanges executed in the three months ended March 31, 2025 are as follows:

Date of Exchange	Number of Shares Exchanged
January 6, 2025	346,981
February 10, 2025	15,000
February 17, 2025	79,462
Total	441,443

The following table sets forth certain information with respect to repurchases of our Class A Common Stock during the quarter ended March 31, 2025.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
January 1 - January 31, 2025	940,134	$4.58	940,134	$93,424
February 1 - February 28, 2025	1,700,622	$4.94	1,700,622	$85,018
March 1 - March 31, 2025	2,963,995	$2.81	2,963,995	$76,686
Total	5,604,751	$3.75	5,604,751

(1)
On November 1, 2024, our board of directors announced a stock repurchase program (the “2025 Repurchase Program”) of our Class A Common Stock authorizing up to $100.0 million in share repurchases. The Repurchase Program expires on December 31, 2025. Repurchases may be effected, from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws.

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

10.1

Amendment No. 2, dated as of January 16, 2025, to Credit Agreement, dated September 17, 2021, by and among Definitive Healthcare Holdings, LLC, AIDH Buyer, LLC, the other loan guarantors from time to time party thereto, Bank of America, N.A., as Administrative Agent, the lenders party thereto and the issuing banks from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on January 16, 2025.)

10.2

Offer Letter, dated February 24, 2025, by and among Casey Heller, Definitive Healthcare Corp. and Definitive Healthcare, LLC.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on February 27, 2025.)

10.3*	Form of Executive Performance-Based Restricted Stock Unit Award Agreement under Definitive Healthcare Corp. 2021 Equity Incentive Plan (2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

DEFINITIVE HEALTHCARE CORP.

May 8, 2025	By:	/s/ Kevin Coop
Date		Name:	Kevin Coop
		Title:	Chief Executive Officer (Principal Executive Officer)

May 8, 2025	By:	/s/ Richard Booth
Date		Name:	Richard Booth
		Title:	Chief Financial Officer (Principal Financial Officer)