Form 10-Q
period 2025-06-30
Definitive Healthcare Corp.
filed 2025-08-07
CIK 1861795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 4, 2025, the number of outstanding shares of the registrant’s Class A Common Stock was 104,086,210 shares.

Definitive Healthcare Corp.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2025

GLOSSARY

As used in this Quarterly Report on Form 10-Q (“Quarterly Report”), the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise. References in this Quarterly Report to “Definitive Healthcare Corp.” refer to Definitive Healthcare Corp. and not to any of its subsidiaries unless the context indicates otherwise. References in this Quarterly Report to “Definitive Healthcare,” “Definitive,” the “Company,” “we,” “us,” and “our” refer to Definitive Healthcare Corp. and its consolidated subsidiaries unless the context indicates otherwise.

•
“Advent” refers to funds affiliated with Advent International, a global private equity firm.
•
“AIDH Buyer” refers to AIDH Buyer, LLC, which is a wholly owned subsidiary of Definitive OpCo (as the term is defined below) and the direct parent company of DH Holdings.
•
“AIDH Management Holdings, LLC” is a special purpose investment vehicle through which certain persons, primarily employees and certain legacy investors, indirectly hold interests in Definitive OpCo.
•
“Amended LLC Agreement” refers to the second amended and restated limited liability company agreement entered into by Definitive Opco pursuant to which members have the right to exchange all or a portion of their LLC units (as the term is defined below) for newly issued shares of Class A Common Stock in Definitive Healthcare Corp.
•
“ARR” refers to annual recurring revenue as of period end, which is calculated by aggregating annual subscription revenue from committed contractual amounts for all existing customers during that period. ARR may also include, in rare circumstances, existing customers with expired contracts who have provided oral or written commitments to renew.
•
“Blocker Company” or “Blocker Companies” refers to certain entities treated as corporations for U.S. federal income tax purposes that held LLC units in Definitive OpCo which, through the Reorganization Transactions (as the term is defined below), were merged into Definitive Healthcare Corp. and are now holders of Class A Common Stock.
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
•
“Pre-IPO LLC Members” refers to certain affiliates of Spectrum Equity (as the term is defined below), Jason Krantz, DH Holdings, AIDH Management Holdings, LLC, certain affiliates of Advent, and certain other minority equity holders of Definitive OpCo prior to the Reorganization Transactions.
•
“Reorganization Parties” refers to the shareholders of the Blocker Companies prior to the merger of the Blocker Companies into Definitive Healthcare Corp.
•
“Reorganization Transactions” refers to transactions completed in connection with the Company’s IPO as defined within Note 1. Organization and Basis of Presentation included in Part I, Item 1 of this Quarterly Report.
•
“Spectrum Equity” refers to investment funds associated with Spectrum Equity Management, L.P., a private equity firm.
•
“Sponsors” refers collectively to Advent and Spectrum Equity.
•
“Tax Receivable Agreement” refers to the Tax Receivable Agreement, dated September 14, 2021, between Definitive Healthcare Corp., Definitive OpCo, and the TRA Parties (as the term is defined below).
•
“TRA Parties” refers to the Continuing Pre-IPO LLC Members, the Reorganization Parties, and any future party to the Tax Receivable Agreement.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$80,984	$105,378
Short-term investments	103,217	184,786
Accounts receivable, net	37,507	53,232
Prepaid expenses and other assets	14,305	13,040
Deferred contract costs	13,181	13,736
Total current assets	249,194	370,172
Property and equipment, net	10,512	3,791
Operating lease right-of-use assets, net	6,604	7,521
Other assets	2,578	2,300
Deferred contract costs	13,268	14,389
Intangible assets, net	271,237	297,933
Goodwill	216,752	393,283
Total assets	$770,145	$1,089,389
Liabilities and Equity
Current liabilities:
Accounts payable	$7,898	$10,763
Accrued expenses and other liabilities	31,271	40,896
Deferred revenue	100,874	93,344
Term loan	8,750	13,750
Operating lease liabilities	2,459	2,408
Total current liabilities	151,252	161,161
Long term liabilities:
Deferred revenue	574	32
Term loan	160,285	229,368
Operating lease liabilities	6,462	7,586
Tax receivable agreements liability	22,605	49,511
Deferred tax liabilities	14,288	25,088
Other liabilities	3,446	9,449
Total liabilities	358,912	482,195

Equity:
Class A Common Stock, par value $0.001, 600,000,000 shares authorized, 104,746,981 and 113,953,554 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	105	114
Class B Common Stock, par value $0.00001, 65,000,000 shares authorized, 38,395,357 shares issued and outstanding at June 30, 2025, and 39,439,198 and 39,375,806 shares issued and outstanding, respectively, at December 31, 2024	—	—
Additional paid-in capital	1,060,200	1,085,445
Accumulated other comprehensive deficit	(1,337)	(610)
Accumulated deficit	(755,353)	(640,574)
Noncontrolling interests	107,618	162,819
Total equity	411,233	607,194
Total liabilities and equity	$770,145	$1,089,389

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$60,750	$63,737	$119,941	$127,217
Cost of revenue:
Cost of revenue exclusive of amortization	8,800	9,904	18,941	19,640
Amortization	5,337	3,379	10,627	6,741
Gross profit	46,613	50,454	90,373	100,836
Operating expenses:
Sales and marketing	20,469	21,545	41,122	43,305
Product development	7,968	10,122	17,269	20,254
General and administrative	12,673	12,527	24,942	29,410
Depreciation and amortization	9,001	9,409	17,528	18,731
Transaction, integration, and restructuring expenses	672	2,851	1,937	11,385
Goodwill impairment	—	363,641	176,531	363,641
Total operating expenses	50,783	420,095	279,329	486,726
Loss from operations	(4,170)	(369,641)	(188,956)	(385,890)
Other income (expense), net:
Interest income	1,749	3,717	3,801	7,644
Interest expense	(2,990)	(3,763)	(5,423)	(7,579)
(Loss) gain on remeasurement of tax receivable agreement liability	(2,901)	41,701	17,763	43,968
Loss on partial extinguishment of debt	—	—	(507)	—
Other (expense) income, net	(497)	(101)	(1,466)	272
Total other (expense) income, net	(4,639)	41,554	14,168	44,305
Net loss before income taxes	(8,809)	(328,087)	(174,788)	(341,585)
(Provision for) benefit from income taxes	(456)	21,900	10,430	22,680
Net loss	(9,265)	(306,187)	(164,358)	(318,905)
Less: Net loss attributable to noncontrolling interests	(1,714)	(92,552)	(49,579)	(95,752)
Net loss attributable to Definitive Healthcare Corp.	$(7,551)	$(213,635)	$(114,779)	$(223,153)
Net loss per share of Class A Common Stock:
Basic and diluted	$(0.07)	$(1.81)	$(1.05)	$(1.90)
Weighted average Class A Common Stock outstanding:
Basic and diluted	106,815,740	117,750,392	109,782,640	117,591,956

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(9,265)	$(306,187)	$(164,358)	$(318,905)
Other comprehensive income (loss):
Foreign currency translation adjustments	276	21	738	(160)
Unrealized loss on available-for-sale securities	(26)	(11)	(64)	(175)
Unrealized loss on interest rate hedging instruments	(349)	(809)	(1,653)	(1,049)
Comprehensive loss	(9,364)	(306,986)	(165,337)	(320,289)
Less: Comprehensive loss attributable to noncontrolling interests	(1,740)	(92,750)	(49,831)	(96,084)
Comprehensive loss attributable to Definitive Healthcare Corp.	$(7,624)	$(214,236)	$(115,506)	$(224,205)

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

(in thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interests	Equity
Balance at January 1, 2025	113,953,554	$114	39,439,198	$—	$1,085,445	$(640,574)	$(610)	$162,819	$607,194
Net loss	—	—	—	—	—	(107,228)	—	(47,865)	(155,093)
Other comprehensive loss	—	—	—	—	—	—	(654)	(226)	(880)
Vested incentive units	—	—	—	—	(186)	—	—	186	—
Issuance of Class A Common Stock upon vesting of RSUs	1,279,156	1	—	—	901	—	—	(902)	—
Shares withheld related to net share settlement	(423,245)	—	—	—	(1,874)	—	—	—	(1,874)
Repurchases of Class A Common Stock	(5,604,751)	(5)	—	—	(27,105)	—	—	5,955	(21,155)
Effect of changes in LLC ownership, including LLC unit exchanges	441,443	—	(441,443)	—	9,113	—	—	(8,719)	394
Forfeited unvested incentive units	—	—	(571)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	5,438	—	—	1,881	7,319
Balance at March 31, 2025	109,646,157	$110	38,997,184	$—	$1,071,732	$(747,802)	$(1,264)	$113,129	$435,905
Net loss	—	—	—	—	—	(7,551)	—	(1,714)	(9,265)
Other comprehensive loss	—	—	—	—	—	—	(73)	(26)	(99)
Vested incentive units	—	—	—	—	(4)	—	—	4	—
Issuance of Class A Common Stock upon vesting of RSUs	654,437	1	—	—	345	—	—	(346)	—
Shares withheld related to net share settlement	(196,303)	—	—	—	(609)	—	—	—	(609)
Repurchases of Class A Common Stock	(5,959,137)	(6)	—	—	(23,624)	—	—	4,554	(19,076)
Effect of changes in LLC ownership, including LLC unit exchanges	601,827	—	(601,827)	—	7,242	—	—	(7,018)	224
Equity-based compensation	—	—	—	—	5,118	—	—	1,862	6,980
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,827)	(2,827)
Balance at June 30, 2025	104,746,981	$105	38,395,357	$—	$1,060,200	$(755,353)	$(1,337)	$107,618	$411,233

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

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows provided by (used in) operating activities:
Net loss	$(164,358)	$(318,905)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,459	1,157
Amortization of intangible assets	26,696	24,315
Amortization of deferred contract costs	7,935	7,520
Equity-based compensation	14,299	24,424
Amortization of debt issuance costs	249	351
(Recovery of) provision for doubtful accounts receivable	(321)	528
Loss on partial extinguishment of debt	507	—
Non-cash restructuring charges	192	1,047
Goodwill impairment charges	176,531	363,641
Tax receivable agreement remeasurement	(17,763)	(43,968)
Changes in fair value of contingent consideration	(690)	270
Deferred income taxes	(10,609)	(22,835)
Changes in operating assets and liabilities:
Accounts receivable	15,874	15,200
Prepaid expenses and other assets	(4,230)	(4,258)
Deferred contract costs	(6,259)	(5,679)
Contingent consideration	—	(602)
Accounts payable, accrued expenses, and other liabilities	(12,145)	(10,289)
Deferred revenue	8,003	(1,288)
Net cash provided by operating activities	35,370	30,629
Cash flows (used in) provided by investing activities:
Purchases of property, equipment, and other assets	(9,999)	(676)
Purchases of short-term investments	(64,065)	(123,946)
Maturities of short-term investments	147,447	129,052
Cash paid for acquisitions, net of cash acquired	—	(13,530)
Net cash provided by (used in) investing activities	73,383	(9,100)
Cash flows (used in) provided by financing activities:
Repayments of term loan	(248,438)	(6,875)
Proceeds from term loan	175,000	—
Payments of debt issuance costs	(1,660)	—
Taxes paid related to net share settlement of equity awards	(2,483)	(6,775)
Repurchases of Class A Common Stock	(40,231)	(7,003)
Payments of contingent consideration	—	(1,000)
Payments under tax receivable agreement	(13,767)	(6,950)
Member distributions	(2,827)	(2,713)
Net cash used in financing activities	(134,406)	(31,316)
Net decrease in cash and cash equivalents	(25,653)	(9,787)
Effect of exchange rate changes on cash and cash equivalents	1,259	(288)
Cash and cash equivalents, beginning of period	105,378	130,976
Cash and cash equivalents, end of period	$80,984	$120,901
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$5,201	$7,232
Income taxes	$32	$—
Acquisitions:
Net assets acquired, net of cash acquired	$—	$13,675
Working capital adjustment receivable	—	(145)
Net cash paid for acquisitions	$—	$13,530
Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses and other liabilities	$4,947	$1,091

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with rules applicable to quarterly financial information. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative nongovernmental GAAP as found in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered, in the opinion of management, necessary for a fair presentation of the unaudited condensed consolidated financial statements for these interim periods have been included.

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

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40) (“ASU 2024-03”). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. The Company is currently assessing the impact that adoption of this new accounting standard will have on its unaudited condensed consolidated financial statements and footnote disclosures.

No other new accounting pronouncements issued or effective during the first six months of the current year have had, or are expected to have, a material impact on the Company’s unaudited condensed consolidated financial statements.

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

In total, intangible assets acquired in the Carevoyance acquisition are estimated to be amortized over a weighted average of 6.9 years. See Note 8. Goodwill and Intangible Assets for the estimated total intangible amortization expense during the next five years.

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

The following table represents a disaggregation of revenue from arrangements with customers for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Subscription services	$58,200	$61,996	$115,511	$123,748
Professional services	2,550	1,741	4,430	3,469
Total revenue	$60,750	$63,737	$119,941	$127,217

Deferred Contract Costs

A summary of the activity impacting the deferred contract costs for the six months ended June 30, 2025 and the year ended December 31, 2024 is presented below:

(in thousands)	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Balance at beginning of period	$28,125	$30,810
Costs amortized	(7,935)	(15,441)
Additional amounts deferred	6,259	12,756
Balance at end of period	26,449	28,125
Classified as:
Current	13,181	13,736
Non-current	13,268	14,389
Total deferred contract costs (deferred commissions)	$26,449	$28,125

Contract Liabilities

A summary of the activity impacting deferred revenue balances during the six months ended June 30, 2025 and for the year ended December 31, 2024 is presented below:

(in thousands)	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Balance at beginning of period	$93,376	$97,386
Revenue recognized	(119,941)	(252,202)
Additional amounts deferred	128,013	248,192
Balance at end of period	$101,448	$93,376

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

The remaining performance obligations consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Current	$170,327	$188,050
Non-current	91,084	105,673
Total	$261,411	$293,723

4. Short-Term Investments

Short-term investments classified as available-for-sale consisted of the following:

	June 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
US treasuries	$9,267	$1	$(3)	$9,265
Commercial paper	64,262	8	(8)	64,262
Certificates of deposit	29,451	240	(1)	29,690
Total short-term investments	$102,980	$249	$(12)	$103,217

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
US treasuries	$24,477	$12	$(3)	$24,486
Commercial paper	127,642	64	(24)	127,682
Certificates of deposit	32,598	23	(3)	32,618
Total short-term investments	$184,717	$99	$(30)	$184,786

All short-term investments had stated maturity dates of less than one year. Included in the amortized cost as of June 30, 2025 and December 31, 2024 is net accumulated accretion of $0.9 million and $1.6 million, respectively. Interest accretion on short-term investments was $0.8 million and $1.8 million during the three months ended June 30, 2025 and 2024, respectively, and $1.9 million and $3.8 million during the six months ended June 30, 2025 and 2024, respectively.

5. Accounts Receivable, Net

Accounts receivable, net consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Accounts receivable	$38,681	$54,618
Unbilled receivable	516	728
	39,197	55,346
Less: allowance for credit losses	(1,690)	(2,114)
Accounts receivable, net	$37,507	$53,232

6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Prepaid expenses	$13,691	$11,458
Interest receivables	463	741
Short-term deposits	124	124
Short-term derivative asset	27	717
Prepaid expenses and other assets	$14,305	$13,040

7. Property and Equipment, Net

Property and equipment, net consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Computers and software	$13,413	$8,472
Furniture and equipment	991	960
Leasehold improvements	1,841	1,819
Construction and software development in process	2,952	—
	19,197	11,251
Less: accumulated depreciation and amortization	(8,685)	(7,460)
Property and equipment, net	$10,512	$3,791

Depreciation and amortization expense associated with property and equipment was $0.9 million and $0.6 million during the three months ended June 30, 2025 and 2024, respectively, and $1.5 million and $1.2 million during the six months ended June 30, 2025 and 2024, respectively.

8. Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets, as of June 30, 2025 and December 31, 2024, consisted of the following:

	June 30, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$410,390	$(211,674)	$198,716
Developed technologies	85,280	(50,074)	35,206
Tradenames	36,153	(12,771)	23,382
Database	67,488	(53,555)	13,933
Total finite-lived intangible assets	599,311	(328,074)	271,237
Goodwill	216,752	—	216,752
Total goodwill and intangible assets	$816,063	$(328,074)	$487,989

	December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$410,390	$(196,694)	$213,696
Developed technologies	85,074	(43,526)	41,548
Tradenames	36,078	(11,608)	24,470
Database	67,456	(49,237)	18,219
Total finite-lived intangible assets	598,998	(301,065)	297,933
Goodwill	393,283	—	393,283
Total goodwill and intangible assets	$992,281	$(301,065)	$691,216

Amortization expense associated with finite-lived intangible assets was $13.5 million and $12.2 million during the three months ended June 30, 2025 and 2024, respectively, of which $5.3 million and $3.4 million was included in cost of revenue during each respective period. Amortization expense associated with finite-lived intangible assets was $26.7 million and $24.3 million during the six months ended June 30, 2025 and 2024, respectively, of which $10.6 million and $6.7 million was included in cost of revenue during each respective period.

Estimated total intangible amortization expense during the next five years and thereafter is as follows:

(in thousands)
2025, excluding the six months ended June 30, 2025	$26,095
2026	46,637
2027	39,859
2028	30,778
2029	26,224
Thereafter	101,644
Total	$271,237

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

Though the Company traditionally performs its annual impairment assessment in the first month of the fourth quarter of each calendar year, during the first quarter of 2025, the Company experienced declines in its market capitalization as a result of sustained decreases in the Company’s stock price, which represented a triggering event requiring management to perform a quantitative goodwill impairment test as of the end of the first quarter of 2025. As a result of the impairment test, the Company determined that the fair value of its single reporting unit as of the measurement date was lower than its carrying value and, accordingly, recorded a non-cash, pretax, goodwill impairment charge of $176.5 million during the first quarter of 2025. The goodwill impairment charge did not affect the Company’s liquidity or the financial covenants in its outstanding debt agreement.

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

There were no triggering events identified during the second quarter of 2025 that would have required management to perform a goodwill impairment test.

As of and for the periods ended June 30, 2025 and December 31, 2024, goodwill consisted of the following:

(in thousands)	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Goodwill, gross - beginning of period	$1,369,537	$1,362,480
Accumulated impairment losses	(976,254)	(287,400)
Goodwill, net - beginning of period	393,283	1,075,080
Goodwill acquired during period	—	7,057
Goodwill impairment loss	(176,531)	(688,854)
Goodwill, net - end of period	$216,752	$393,283

(in thousands)	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Goodwill, gross - end of period	$1,369,537	$1,369,537
Accumulated impairment losses	(1,152,785)	(976,254)
Goodwill, net - end of period	$216,752	$393,283

The Company also considered its intangible assets with finite useful lives, which are amortized over their estimated useful lives, generally on a straight-line basis. These assets are reviewed for impairment when facts or circumstances indicate that the carrying values may not be recoverable. As described above, the Company experienced a triggering event in the first quarter of 2025 resulting from declines in the Company’s market capitalization driven by sustained decreases in the Company’s stock price. Accordingly, the Company’s intangible assets were reviewed for impairment as a result of this triggering event. Based on quantitative and qualitative analyses performed during the first quarter of 2025, management concluded the assets were recoverable and no impairment charges were recorded on intangible assets as a result of the first quarter triggering event.

There were no triggering events identified during the second quarter of 2025 that would have required management to perform an impairment test on its intangible assets.

9. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Payroll and payroll-related	$8,159	$13,440
Tax receivable agreement, current portion	8,567	13,653
Accrued capital data expenditures	2,006	2,979
Contingent consideration, current	6,280	3,000
Sales, franchise, and other taxes	1,434	2,029
Other	4,825	5,795
Accrued expenses and other liabilities	$31,271	$40,896

On January 3, 2024, the Company committed to a restructuring plan (the “2024 Restructuring Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. The 2024 Restructuring Plan provided for a reduction of the Company’s then-current workforce by approximately 150 people. Accordingly, during the three and six months ended June 30, 2024, the Company incurred restructuring and related charges of $0.6 million and $7.8 million, respectively, consisting of severance payments, employee benefits, and related cash expenses.

The following table sets forth the activity in the Company’s liabilities resulting from the 2024 Restructuring Plan:

(in thousands)	2024 Restructuring Plan
Balance at December 31, 2024	$186
Charges incurred	28
Cash payments made	(214)
Balance at June 30, 2025	$—

The Company does not expect to incur additional material restructuring and related charges associated with the 2024 Restructuring Plan during the remainder of 2025.

10. Long-Term Debt

Long-term debt consisted of the following as of June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$170,625	$(1,590)	$169,035
Less: current portion of long-term debt			8,750
Long-term debt			$160,285

	December 31, 2024
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$244,063	$(945)	$243,118
Less: current portion of long-term debt			13,750
Long-term debt			$229,368

During the six months ended June 30, 2025, the Company repaid $73.4 million in outstanding principal of the Term Facility (as defined below).

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

The loans under the Term Facility and the Revolving Credit Facility mature on January 16, 2030. The Facilities are guaranteed, subject to customary exceptions, by all of DH Holdings’ wholly-owned domestic restricted subsidiaries and AIDH Buyer, LLC, a Delaware limited liability company and the direct parent company of DH Holdings (“Holdings”), and are secured by associated collateral agreements that pledge a lien on substantially all of DH Holdings’ assets, including fixed assets and intangibles, and the assets of the guarantors, in each case, subject to customary exceptions (the “Pledged Assets”). As of June 30, 2025, the Pledged Assets of these subsidiaries approximated $664.2 million, and the net assets of these subsidiaries approximated $351.7 million.

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

The Term Facility and the Revolving Credit Facility bear interest at a rate per annum equal to (a) ABR (as defined in the DH Holdings Credit Agreement) or (b) Term SOFR (as defined in the DH Holdings Credit Agreement) for the interest period in effect for the applicable borrowing, in each case, plus an applicable margin based on a grid ranging from 1.00% to 1.50% for ABR borrowings and 2.00% to 2.50% for Term SOFR borrowings. The interest rates are subject to two step-ups of 0.25% based on the total net leverage ratio of DH Holdings and its restricted subsidiaries on a consolidated basis (the “Total Net Leverage Ratio”). In addition, DH Holdings will pay an unused commitment fee of between 0.25% and 0.30% on the undrawn commitments under the Revolving Credit Facility, also depending on the Total Net Leverage Ratio. The expense is included in interest expense in the unaudited condensed consolidated statements of operations. There was no outstanding balance on the Revolving Credit Facility at June 30, 2025. However, in lieu of a security deposit, the Company has provided a standby letter of credit of $0.3 million to the lessor of the Company’s corporate headquarters, which reduced the amount available under the Revolving Credit Facility to $49.7 million as of June 30, 2025.

Under the DH Holdings Credit Agreement, DH Holdings (and in certain circumstances, Holdings) and its restricted subsidiaries are subject to customary affirmative, negative and financial covenants, and events of default for facilities of this type (with customary grace periods, as applicable, and lender remedies).

In connection with the DH Holdings Credit Agreement Amendment, the Company repaid $69.1 million of outstanding principal amount of the Term Facility and reduced its borrowing capacity under the Revolving Credit Facility by $25.0 million. As a result, the Company incurred a loss on partial extinguishment of debt of $0.5 million during the first quarter of 2025 attributed to the derecognition of a proportionate amount of the unamortized debt discount, a result of repaying the $69.1 million of outstanding principal on the Term Facility and reducing the Revolving Credit Facility. In addition, the Company capitalized financing costs totaling $1.7 million, of which $1.2 million related to the Term Facility and $0.5 million related to the Revolving Line of Credit. The financing costs associated with the Term Facility are recorded as a contra-debt balance in term loan, net of current portion in the consolidated balance sheets and are amortized over the remaining life of the loan using the effective interest method. The financing costs associated with the Revolving Line of Credit are recorded in other assets in the unaudited condensed consolidated balance sheets are amortized over the life of the arrangement. At June 30, 2025 and December 31, 2024, the unamortized financing costs were $0.5 million and $0.3 million, respectively.

11. Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to risks from changes in interest rates related to the 2021 Term Loan (See Note 10. Long-Term Debt). The Company uses derivative financial instruments, specifically, interest rate swap and cap contracts, in order to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The Company’s primary objective in holding derivatives is to reduce the volatility of cash flows associated with changes in interest rates. The Company does not enter into derivative transactions for speculative or trading purposes.

Cash Flow Hedges of Interest Rate Risk

The Company entered into two interest rate swap agreements, effective on March 31, 2022. The swap agreements matured on March 31, 2025. The two interest rate swap agreements each had a notional value of $61.9 million with fixed interest rates of 1.90650% and 1.90900%. Interest payments under the swaps were made monthly on a net settlement basis. The Company has not recorded any amounts due to ineffectiveness for the period ended June 30, 2025 or year ended December 31, 2024.

During the first quarter of 2025, the Company entered into two interest rate cap agreements, effective March 31, 2025. The two interest rate cap agreements each have a notional value of $68.3 million as of June 30, 2025, with an interest rate cap of 4.50%. Interest payments under the caps are made monthly on a net settlement basis. The Company has not recorded any amounts due to ineffectiveness for the period ended June 30, 2025.

The derivative interest rate caps are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in accumulated other comprehensive (deficit) income (“AOCI”) on the unaudited condensed consolidated balance sheets and reclassified to interest expense, net, when the underlying transaction has an impact on earnings. The Company expects to recognize $0.1 million of net pre-tax losses from accumulated other comprehensive income as a charge to interest expense in the next twelve months associated with its interest rate caps. The Company recognizes derivative instruments and hedging activities on a gross basis as either assets or liabilities on the Company’s consolidated balance sheets and measures them at fair value. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions.

The fair values of the interest rate caps as of June 30, 2025 and the fair values of the interest rate swaps as of December 31, 2024 were recorded in the Company’s unaudited condensed consolidated balance sheets as follows:

(in thousands)
Description	Balance Sheet Location	June 30, 2025	December 31, 2024
Short-term derivative asset	Prepaid expenses and other assets	$27	$717
Long-term derivative asset	Other assets	$707	$—

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

Debt

The Company’s short- and long-term debt are recorded at their carrying values in the unaudited condensed consolidated balance sheets, which may differ from their respective fair values. The estimated fair values of the Company’s short- and long-term debt approximate their carrying values as of June 30, 2025 and December 31, 2024, based on interest rates currently available to the Company for similar borrowings.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of its derivatives held as of June 30, 2025 and December 31, 2024 were classified as Level 2 in the fair value hierarchy.

Contingent consideration

The deferred consideration resulting from the acquisition of Populi in the third quarter of 2023, which is subject to meeting certain revenue metrics during calendar years 2024 and 2025, is measured at fair value on a recurring basis. The fair value was estimated based on the present value of the amount expected to be paid at the end of the measurement period. At June 30, 2025, the fair value of the contingent consideration associated with this acquisition was estimated to be $6.3 million, all of which was included in accrued expenses and other liabilities in the unaudited condensed consolidated balance sheets. The change in estimate of contingent consideration subsequent to initial measurement as of the acquisition date was recorded in transaction, integration, and restructuring expense in the accompanying unaudited condensed consolidated statements of operations.

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

Earnout liabilities are classified within Level 3 in the fair value hierarchy because the methodology used to develop the estimated fair value includes significant unobservable inputs reflecting management’s own assumptions. The table below presents a reconciliation of earnout liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Balance at beginning of period	$6,970	$10,352
Net change in fair value and other adjustments	(690)	(1,780)
Payments	—	(1,602)
Balance at end of period	$6,280	$6,970

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

At June 30, 2025 and December 31, 2024, assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$4,417	$4,417	$—	$—
Commercial paper (maturities less than 90 days)	2,196	—	2,196	—
Short-term investments:
U.S. Treasuries	9,265	—	9,265	—
Commercial paper	64,262	—	64,262	—
Certificates of deposit	29,690	—	29,690	—
Prepaid expenses and other assets:
Interest rate cap contracts	27	—	27	—
Other assets:
Interest rate cap contracts	707	—	707	—
Liabilities:
Accrued expenses and other liabilities:
Contingent consideration	6,280	—	—	6,280

	December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$63,389	$63,389	$—	$—
Commercial paper (maturities less than 90 days)	4,997	—	4,997	—
Short-term investments:
U.S. treasuries	24,486	—	24,486	—
Commercial paper	127,682	—	127,682	—
Certificates of deposit	32,618	—	32,618	—
Prepaid expenses and other assets:
Interest rate swap contracts	717	—	717	—
Liabilities:
Accrued expenses and other liabilities:
Contingent consideration	3,000	—	—	3,000
Other liabilities:
Contingent consideration	3,970	—	—	3,970

At June 30, 2025 and December 31, 2024, except for the non-current portion of the contingent consideration noted above, the estimated fair values of all of the Company’s financial assets and liabilities subject to the three-level fair value hierarchy approximated their carrying values due to their short-term maturities (less than 12 months).

13. Noncontrolling Interest

The Company operates and controls all of the business and affairs of Definitive OpCo, and through Definitive OpCo and its subsidiaries, conducts its business. Accordingly, the Company consolidates the financial results of Definitive OpCo, and reports the noncontrolling interests of its consolidated subsidiaries on its unaudited condensed consolidated financial statements based on the LLC Units held by Continuing Pre-IPO LLC Members other than the Company. Changes in the Company’s ownership interest in its consolidated subsidiaries are accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Units by such Continuing Pre-IPO LLC Members will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interests and increase or decrease additional paid-in capital in the Company’s unaudited condensed consolidated balance sheets.

During the six months ended June 30, 2025, 1,043,270 LLC Units held by Continuing Pre-IPO LLC Members were exchanged for shares of Class A Common Stock of the Company pursuant to the terms of the Amended LLC Agreement. In addition, 1,933,593 restricted stock units (“RSUs”) vested and 619,548 shares of Class A Common Stock were withheld to cover withholding tax obligations, resulting in the net issuance of 1,314,045 shares of Class A Common Stock of the Company. Furthermore, 11,563,888 shares of Class A Common Stock have been repurchased and subsequently retired under Repurchase Programs (as the term is defined below) authorized by the Company’s board of directors (the “Board”). Pursuant to the Definitive OpCo second amended and restated limited liability company agreement entered into in connection with the IPO, LLC Units were issued on a one-for-one basis in connection with the vesting of RSUs and LLC Units were cancelled on a one-for-one basis in connection with the repurchases of shares of the Company’s Class A Common Stock.

As of June 30, 2025 and December 31, 2024, the Company held ownership interests in Definitive OpCo of 73.2% and 74.3%, respectively, and noncontrolling interests of 26.8% and 25.7%, respectively.

14. Accumulated Other Comprehensive (Deficit) Income

The following tables summarize the changes in AOCI for the three and six months ended June 30, 2025 and 2024, respectively.

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
(in thousands)	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Total	Unrealized Loss on Cash Flow Hedges	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(987)	$58	$(335)	$(1,264)	$(19)	$87	$(678)	$(610)
Other comprehensive (loss) income before reclassifications	(260)	(19)	202	(77)	(686)	(48)	545	(189)
Amounts reclassified from AOCI	4	—	—	4	(538)	—	—	(538)
Ending balance	$(1,243)	$39	$(133)	$(1,337)	$(1,243)	$39	$(133)	$(1,337)

	Three months ended June 30, 2024				Six months ended June 30, 2024
(in thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Total	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$2,208	$(40)	$(510)	$1,658	$2,387	$96	$(374)	$2,109
Other comprehensive income (loss) before reclassifications	217	(10)	16	223	875	(146)	(120)	609
Amounts reclassified from AOCI	(824)	—	—	(824)	(1,661)	—	—	(1,661)
Ending balance	$1,601	$(50)	$(494)	$1,057	$1,601	$(50)	$(494)	$1,057

15. Stockholders’ Equity and Equity-Based Compensation

Stock Repurchase Programs

In May 2024, the Board authorized a stock repurchase program of up to $20.0 million of the Company’s Class A Common Stock, which expired on December 31, 2024 (the “2024 Repurchase Program”). On November 1, 2024, the Board announced a new stock repurchase program (the “2025 Repurchase Program” and, together with the 2024 Repurchase Program, the “Repurchase Programs”) of the Company’s Class A Common Stock authorizing up to $100.0 million in share repurchases. The 2025 Repurchase Program expires on December 31, 2025 and became effective upon the expiration or completion of the 2024 Repurchase Program. Repurchases may be effected, from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws.

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

During the six months ended June 30, 2025, the Company repurchased 11.6 million shares of Class A Common Stock under the 2025 Repurchase Program for an aggregate purchase price of $40.2 million, including commissions. As of June 30, 2025, the Company has repurchased an aggregate of 16.3 million shares of Class A Common Stock under the Repurchase Programs for an aggregate purchase price of $62.7 million, including commissions.

Equity-Based Compensation

The Company recognizes equity-based compensation expense associated with awards granted under equity incentive plans. Equity-based compensation expense is allocated to all departments based on the recipients of the compensation. A summary of the expense by line item in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, respectively, is provided in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$180	$309	$340	$580
Sales and marketing	1,038	1,686	2,217	3,957
Product development	1,416	2,949	3,155	5,710
General and administrative	4,346	3,898	8,587	14,177
Total compensation expense	$6,980	$8,842	$14,299	$24,424

During the three and six months ended June 30, 2025, the Company accelerated the vesting of 258,886 and 357,808 previously unvested time-based RSUs, respectively, in connection with the departure of certain executive-level employees. The remaining unvested shares held by the award holders were forfeited upon separation, and the modifications resulted in an incremental stock-based compensation charge of approximately $0.3 million and $0.6 million during the three and six months ended June 30, 2025, respectively.

During the three and six months ended June 30, 2024, the Company accelerated the vesting of 203,761 and 750,145 previously unvested time-based RSUs, respectively. Additionally, during the first quarter of 2024, the Company accelerated the vesting of 60,098 previously unvested LLC units and 49,265 previously unvested performance-based RSUs (“PSUs”). These modifications occurred in connection with departures of certain executive-level employees. Remaining unvested shares held by the award holders were forfeited upon separation, and the modifications resulted in incremental stock-based compensation charges of approximately $0.8 million and $7.5 million during the three and six months ended June 30, 2024, respectively.

Performance Stock Units with Market Conditions

During the six months ended June 30, 2025, the Company granted 1,675,811 PSUs to certain executives with a relative total stockholder return (“TSR”) component, pursuant to the Company’s 2021 Equity Incentive Plan. These awards vest based on the satisfaction of certain service conditions, market conditions, and performance-based conditions measured over a cumulative three-year period ended December 31, 2027. The earned payout of these PSUs, if at all, will range from 0% to 200% of target, based upon achievement of certain cumulative performance goals, which include revenue and adjusted EBITDA margin targets determined by the Company with a relative TSR multiplier up to plus or minus 20%. For fiscal year 2025, the revenue and adjusted EBITDA margin targets have been determined, with the fiscal year 2026 and 2027 targets to be determined within 75 days following the end of the previous applicable fiscal year, and the three-year cumulative performance targets set in 2027. In accordance with ASC 718, Compensation - Stock Compensation, the grant date for these PSUs can only be established when a mutual understanding of the terms of the award are established, including the specific targets for the cumulative performance period being explicitly defined in 2027. In addition, the awards are not forfeited in the event an interim annual target for 2025 or 2026 is not attained and accordingly, there is no service inception date prior to the grant date. Accordingly, measurement of stock-based compensation attributed to these PSUs will be based on the grant date fair value using a Monte-Carlo valuation model once the grant date is determined, with the resulting stock-based compensation expense recorded over the substantive service period in 2027.

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

The Company recognized approximately $0.6 million and $1.2 million in stock-based compensation expense associated with PSUs with market conditions during the three and six months ended June 30, 2025, respectively, and $0.4 million and $0.6 million during the three and six months ended June 30, 2024, respectively.

16. Income Taxes

During the six months ended June 30, 2025, management performed an assessment of the recoverability of deferred tax assets. Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has recorded a valuation allowance for all years on its net operating loss carryforwards, R&D credit carryforwards, and other net deferred tax assets that remain after all sources of taxable income are exhausted, not supportable by the “naked credit” deferred tax liability sourced income as of June 30, 2025.

As of June 30, 2025 and December 31, 2024, the Company has recorded net deferred tax liabilities of $13.8 million and $24.5 million, respectively.

The Company's effective tax rate was (5.2)% and 6.7% for the three months ended June 30, 2025 and 2024, respectively, and 6.0% and 6.6% for the six months ended June 30, 2025 and 2024, respectively. The Company’s effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance recorded, foreign tax rates that differ from the U.S. statutory tax rate, and partnership income that is not taxed.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA provides for significant U.S. tax law changes. ASC 740, Accounting for Income Taxes, provides that changes in tax rates and laws are recognized in the period of enactment. As a result, the Company is assessing the impact of this new legislation and will record any impacts in the period of enactment.

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

In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) among Definitive Healthcare Corp., Definitive OpCo, and the TRA Parties and has recorded a liability under the TRA of $31.2 million and $63.2 million as of June 30, 2025 and December 31, 2024, respectively. The $32.0 million decrease in the TRA liability during the six months ended June 30, 2025 was primarily driven by a $17.8 million remeasurement of the liability based on future realizability of tax attributes with an offsetting adjustment to statement of operations and $13.8 million of payments to TRA Parties, while concurrently decreasing $0.4 million with an offsetting adjustment to additional paid-in capital for current year exchange transactions and redemptions. Under the TRA, the Company generally will be required to pay to the TRA Parties 85% of the amount of cash savings, if any, in U.S. federal, state, or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax basis adjustments resulting from (a) acquisitions by the Company of LLC Units from pre-IPO holders in connection with the IPO, and (b) subsequent redemptions or exchanges of LLC Units by holders for Class A Common Stock or other consideration, (ii) certain tax attributes acquired by the Company from the Blocker Companies in the Reorganization Transactions, and (iii) certain payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

17. Loss Per Share

Basic net loss per share of Class A Common Stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of Class A Common Stock outstanding during the period, excluding unvested equity awards and subsidiary member units not exchanged. Diluted earnings per share of Class A Common Stock is calculated by dividing net income attributable to the Company, adjusted for the assumed exchange of all potentially dilutive securities by the weighted-average number of shares of Class A Common Stock outstanding.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Numerator:
Net loss	$(9,265)	$(306,187)	$(164,358)	$(318,905)
Less: Net loss attributable to noncontrolling interests	(1,714)	(92,552)	(49,579)	(95,752)
Net loss attributable to Definitive Healthcare Corp.	$(7,551)	$(213,635)	$(114,779)	(223,153)

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock for the three and six months ended June 30, 2025 and 2024 (per share amounts unaudited).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except number of shares and per share amounts)	2025	2024	2025	2024
Basic net loss per share attributable to common stockholders
Numerator:
Allocation of net loss attributable to Definitive Healthcare Corp.	$(7,551)	$(213,635)	$(114,779)	$(223,153)
Denominator:
Weighted average number of shares of Class A Common Stock outstanding	106,815,740	117,750,392	109,782,640	117,591,956
Net loss per share, basic and diluted	$(0.07)	$(1.81)	$(1.05)	$(1.90)

Shares of the Company’s Class B Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented.

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the period presented because their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2025	2024
Definitive OpCo LLC Units (vested and unvested)	38,395,357	39,489,246
Restricted Stock Units	15,384,682	9,189,401

18. Segment Data

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company derives substantially all of its revenue from the sale of subscription fees for access to its platform and stand-ready support—a product designed to provide accurate and comprehensive information on healthcare providers and their activities helping its customers optimize everything from product development to go-to-market planning and sales and marketing execution. To assess performance, the Company’s CODM, the Chief Executive Officer, reviews financial information on a consolidated basis. Therefore, the Company determined it has one operating segment and one reportable segment. The accounting policies of the Company’s operating segment are the same as those described in Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements in the 2024 Form 10-K. The CODM uses consolidated net loss to set budgets, evaluate margins, review actual results, and to make decisions whether to reinvest profits into the business, pursue acquisitions and partnerships, repurchase shares, and/or engage in other capital management transactions.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue	$60,750	$63,737	$119,941	$127,217
Total cost of revenue	14,137	13,283	29,568	26,381
Sales and marketing	20,469	21,545	41,122	43,305
Product development	7,968	10,122	17,269	20,254
General and administrative	12,673	12,527	24,942	29,410
Other segment items, net (1)(2)	14,312	334,347	181,828	349,452
Benefit from income taxes	(456)	21,900	10,430	22,680
Net loss	$(9,265)	$(306,187)	$(164,358)	$(318,905)

(1)
For the three months ended June 30, 2025, other segment items, net includes a tax receivable agreement remeasurement loss of $2.9 million, depreciation and amortization expense of $9.0 million, interest expense of $3.0 million, interest income of $1.7 million, transaction, integration, and restructuring expenses of $0.7 million, and net foreign currency transaction losses of $0.5 million. For the three months ended June 30, 2024, other segment items, net includes a goodwill impairment charge of $363.6 million, a tax receivable agreement remeasurement gain of $41.7 million, depreciation and amortization expense of $9.4 million, interest expense of $3.8 million, interest income of $3.7 million, transaction integration, and restructuring expenses of $2.9 million, and net foreign currency transaction losses of $0.1 million.
(2)
For the six months ended June 30, 2025, other segment items, net includes a goodwill impairment charge of $176.5 million, a tax receivable agreement remeasurement gain of $17.8 million, depreciation and amortization expense of $17.5 million, interest expense of $5.4 million, interest income of $3.8 million, transaction integration, and restructuring expenses of $1.9 million, net foreign currency transaction losses of $1.5 million, and a loss on the partial extinguishment of debt of $0.5 million. For the six months ended June 30, 2024, other segment items, net includes a goodwill impairment charge of $363.6 million, a tax receivable agreement remeasurement gain of $44.0 million, depreciation and amortization expense of $18.7 million, transaction integration, and restructuring expenses of $11.4 million, interest expense of $7.6 million, interest income of $7.6 million, and net foreign currency transaction losses of $0.3 million.

19. Related Parties

The Company has engaged in revenue transactions within the ordinary course of business with entities affiliated with its Sponsors and with members of the Board. During the three months ended June 30, 2025 and 2024, the Company recorded revenue from related parties of $0.1 million and $0.2 million, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded revenue from related parties of $0.3 million and $0.4 million, respectively. Receivables for related party revenue transactions amounted to less than $0.1 million and $0.2 million at June 30, 2025 and December 31, 2024, respectively.

During the three and six months ended June 30, 2025, the Company also paid $0.1 million and $0.4 million, respectively, to related parties for transactions within the ordinary course of business. Payables to related parties amounted to $0.2 million at June 30, 2025. There were no such payments or payables during the three and six months ended June 30, 2024.

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

Overview

Definitive Healthcare is a leading provider of healthcare commercial intelligence. Our solutions are designed to provide accurate and comprehensive information on healthcare providers and their activities to help our customers optimize everything from product development to go-to-market planning and sales and marketing execution. Delivered through our software as a service (“SaaS”) platform, our intelligence has become important to the commercial success of our approximately 2,400 customers as of June 30, 2025. We generally define a customer as a company that maintains one or more active paid subscriptions to our platform.

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

Recent Developments

Acquisitions

On January 16, 2024, we completed the purchase of assets comprising the Carevoyance business line of H1 Insights, Inc., a product that helps medical technology (“MedTech”) customers improve segmentation, targeting, and prospect engagement for $13.7 million, subject to closing adjustments. Refer to Note 2. Acquisitions to our accompanying unaudited condensed consolidated financial statements for further information.

Goodwill Impairment

During the first quarter of 2025, we experienced declines in our market capitalization as a result of sustained decreases in our stock price, which represented a triggering event requiring our management to perform a quantitative goodwill impairment test as of the end of the first quarter of 2025. As a result of the impairment test, we determined that the fair value of our single reporting unit was lower than its carrying value and, accordingly, recorded a non-cash, pre-tax, goodwill impairment charge of $176.5 million during the first quarter of 2025. The goodwill impairment charge did not affect our liquidity or the financial covenants in our outstanding debt agreement. There were no triggering events identified during the second quarter of 2025 that would have required our management to perform a goodwill impairment test.

We will continue to monitor for potential impairment indicators and potential impairments. See Note 8. Goodwill and Intangible Assets to our accompanying unaudited condensed consolidated financial statements. Our reporting unit is at risk for future goodwill impairments if we experience a continued decline in our market capitalization or worsening macroeconomic conditions.

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

In fiscal year 2024, we recorded impairment charges of $1.2 million related to the consolidation of certain leased office space at our corporate headquarters. These charges comprised $0.9 million relating to the operating lease right-of-use assets and $0.3 million relating to the leasehold improvements. During the first quarter of 2025, we incurred an additional $0.2 million in impairment charges related to the operating lease right-of-use assets. These charges were recognized within transaction, integration, and restructuring expenses in our unaudited condensed consolidated statements of operations for each respective period. No such charges were incurred during the second quarter of 2025.

Sales Execution Challenges

As part of the 2024 Restructuring Plan, we made significant changes to our go-to-market team that reduced overlay expenses, created a separate group and sales motion for our small and medium sized customers, and allocated more resources to our Enterprise Customers (as the term is defined below). These changes created disruptions to our sales efforts in 2024, impacting both new customer acquisition and upsell to existing customers. These factors, in addition to the lower than historical renewal rates we observed through the second half of 2024 and the first half of 2025, have impacted, and we expect will continue to impact, our results in 2025.

Executive Transitions

As part of the Company’s ongoing review of its organizational design with respect to executive leadership we have recently experienced several executive transitions.

On November 7, 2024, we announced that our former Chief Financial Officer, Richard Booth, would be leaving the Company effective June 1, 2025. After a thorough search process, our board of directors (the “Board”) appointed Casey Heller, our former Senior Vice President of Finance, to the role of Chief Financial Officer effective June 2, 2025.

On June 25, 2025, we announced that the Chief Operating Officer position, held by Kate Shamsuddin Jensen, would be eliminated. Ms. Shamsuddin Jensen will remain employed with the Company through August 1, 2025. Ms. Shamsuddin Jensen’s departure constitutes a termination of employment without “cause” for purposes of any employment, equity compensation, or benefit agreement, plan, or arrangement of the Company and its subsidiaries to which Ms. Shamsuddin Jensen is a party or in which she otherwise participates.

Additionally, on July 20, 2025, Jill Larsen resigned from the Board and as a member and chair of the human capital management and compensation committee (the “Compensation Committee”) of the Board, effective July 21, 2025. Ms. Larsen’s resignation was related to increased responsibilities at her present employer and not the result of any disagreements with the Company relating to the Company’s operations, policies, or practices. Due to Ms. Larsen’s resignation, the size of the Board was reduced from 10 members to 9 members. In addition, the Board appointed Scott Stephenson as a member and Chair of the Compensation Committee.

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

Our total customer count, which includes smaller customers, was approximately 2,400 as of June 30, 2025, compared with approximately 2,600 customers as of June 30, 2024. Our Enterprise Customer accounts have decreased by 27 to 510 customers as of June 30, 2025 compared with 537 customers as of June 30, 2024. Our smaller customers have churned at disproportionately higher rates, primarily due to current macroeconomic conditions.

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

Expanding Relationships with Existing Customers

We believe there is a significant opportunity to generate additional revenue from our existing customer base of approximately 2,400 customers as of June 30, 2025.

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

The following table presents our current and total remaining performance obligations as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Current	$170,327	$188,050
Non-current	91,084	105,673
Total	$261,411	$293,723

Impact of Acquisitions

We seek to enhance our platform, data and business through internal development and through acquisitions of and investments in businesses that broaden and strengthen our platform. During fiscal year 2024, we completed the purchase of assets comprising the Carevoyance business line of H1 Insights, Inc., a product that helps MedTech customers to improve segmentation, targeting, and prospect engagement. Acquisitions can result in transaction costs, amortization expenses and other adjustments as purchase accounting requires that all assets acquired and liabilities assumed be recorded at fair value on the acquisition date. Refer to Note 2. Acquisitions to our accompanying unaudited condensed consolidated financial statements for further details.

Components of our Results of Operations

Revenue

For the six months ended June 30, 2025, we derived approximately 96% of our revenue from subscription services and the remainder from professional services. Our subscription services consist primarily of subscription fees for access to our platform and stand-ready support. Our subscription contracts typically have a term ranging from 1 to 3 years and are non-cancellable. We typically bill for services in advance annually, and we typically require payment at the beginning of each annual period. Our subscription revenue is recognized ratably over the contract term. Our professional services revenue typically is derived from non-recurring consulting services or from other one-time deliveries, which are generally capable of being distinct and can be accounted for as separate performance obligations. Revenue related to these professional services is recognized at a point in time when the performance obligations under the terms of the contract are satisfied and control has been transferred to the customer.

As part of the 2024 Restructuring Plan, we made significant changes to our go-to-market team that reduced overlay expenses, created a separate group and sales motion for our small and medium sized customers, and allocated more resources to our Enterprise Customers. These changes disrupted our sales efforts in 2024, coupled with continued macroeconomic headwinds and sales execution challenges throughout 2024. As we moved through 2024 and the first half of 2025, we did not see subscription renewals return to historical levels. Based on these impacts, we expect our revenue to decline in 2025 compared with 2024.

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

Goodwill impairment. Goodwill represents the excess of consideration transferred over the fair value of tangible and identifiable intangible net assets acquired and the liabilities assumed in a business combination. Substantially all of our goodwill was recognized in the purchase price allocations when we were acquired in 2019 by Advent (the “Advent Acquisition”), with smaller incremental amounts recognized in subsequent business combinations. Goodwill is not amortized, but is tested for impairment at the reporting unit level annually and more frequently if indicators of potential impairment arise. In conducting the impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount.

When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference. During the first quarter of 2025, we experienced declines in our market capitalization as a result of sustained decreases in our stock price, which represented a triggering event requiring our management to perform a quantitative goodwill impairment test as of the end of the first quarter of 2025. As a result of the impairment test, we determined that the fair value of our single reporting unit was lower than its carrying value and, accordingly, recorded a non-cash, pre-tax, goodwill impairment charge of $176.5 million during the first quarter of 2025. The goodwill impairment charges did not affect our liquidity or the financial covenants in our outstanding debt agreement.

Other (Expense) Income, Net

Interest expense consists of interest expense on our debt obligations and the amortization of debt discounts and debt issuance costs.

Interest income consists of earnings resulting from our cash and cash equivalents and short-term investments.

Other income (expense), net consists primarily of the revaluation of Tax Receivable Agreement liabilities, realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, and a loss on the partial extinguishment of debt. Significant changes in the projected liability resulting from the Tax Receivable Agreement may occur based on changes in anticipated future taxable income, changes in applicable tax rates, or other changes in tax attributes that may occur and could affect the expected future tax benefits to be received by us. We do not have significant exposure to foreign exchange volatility and do not anticipate foreign currency transaction gains or losses to materially impact our results of operations.

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue	$60,750	$63,737	$119,941	$127,217
Cost of revenue:
Cost of revenue exclusive of amortization	8,800	9,904	18,941	19,640
Amortization	5,337	3,379	10,627	6,741
Total cost of revenue	14,137	13,283	29,568	26,381
Gross profit	46,613	50,454	90,373	100,836
Operating expenses:
Sales and marketing	20,469	21,545	41,122	43,305
Product development	7,968	10,122	17,269	20,254
General and administrative	12,673	12,527	24,942	29,410
Depreciation and amortization	9,001	9,409	17,528	18,731
Transaction, integration, and restructuring expenses	672	2,851	1,937	11,385
Goodwill impairment	—	363,641	176,531	363,641
Total operating expenses	50,783	420,095	279,329	486,726
Loss from operations	(4,170)	(369,641)	(188,956)	(385,890)
Total other (expense) income, net	(4,639)	41,554	14,168	44,305
Net loss before income taxes	(8,809)	(328,087)	(174,788)	(341,585)
(Provision for) benefit from income taxes	(456)	21,900	10,430	22,680
Net loss	(9,265)	(306,187)	(164,358)	(318,905)
Less: Net loss attributable to noncontrolling interests	(1,714)	(92,552)	(49,579)	(95,752)
Net loss attributable to Definitive Healthcare Corp.	$(7,551)	$(213,635)	$(114,779)	$(223,153)

Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024

Revenue

Revenue decreased $3.0 million, or 5%, in the three months ended June 30, 2025 compared with the same period in the prior year due to lower subscription revenue of $3.8 million, partially offset by higher professional services revenue of $0.8 million. Revenue attributable to customers that existed prior to the start of 2025 decreased $7.9 million, which was partially offset by a $4.9 million increase in revenue from new customers in 2025, inclusive of revenue from a data partnership that was launched earlier this year.

Cost of Revenue

Cost of revenue increased $0.9 million, or 6%, in the three months ended June 30, 2025 compared with the same period in the prior year. The increase was driven primarily by a $2.0 million increase in amortization expense resulting from new data asset purchases and higher rates of amortization on certain technology assets amortized under economic consumption methods, partially offset by a $0.6 million decrease in hosting fees and data subscription and collection costs. Though we continue to experience increased data and hosting costs as a result of expanded customer usage of our platform, the year-over-year decrease in these costs was due to one-time credits totaling approximately $1.9 million we observed during the quarter ended June 30, 2025, primarily as a result of a renegotiation on an existing data contract. We also experienced a $0.4 million decrease in personnel costs, including stock-based compensation, which was primarily driven by costs incurred associated with the 2024 Restructuring Plan that did not repeat in 2025.

Operating Expenses

Operating expenses decreased $369.3 million, or 88%, during the three months ended June 30, 2025 compared with the same period in the prior year. The decrease to operating expense was primarily due to a goodwill impairment charge of $363.6 million incurred in the prior year period, which did not repeat in the current year period, and:

•
A decrease in sales and marketing expense of $1.1 million for the three months ended June 30, 2025, primarily due to lower personnel costs in the current period, including stock-based compensation expense, resulting from the 2024 Restructuring Plan and the departure of certain executive-level employees in the prior year, which did not repeat at the same level during the second quarter of 2025;
•
A decrease in product development expense of $2.2 million for the three months ended June 30, 2025, primarily due to lower personnel costs in the current period, including stock-based compensation expense, resulting from the 2024 Restructuring Plan. These decreases were partially offset by increased costs associated with new software application investments in the current period;
•
An increase in general and administrative expense of $0.1 million for the three months ended June 30, 2025, primarily due to reductions in bad debt expense, sales tax exposure charges, and consulting fees and severance costs associated with strategic transition initiatives. These decreases were partially offset by higher personnel costs, including stock-based compensation;
•
A decrease in depreciation and amortization expense of $0.4 million for the three months ended June 30, 2025, primarily as a result of certain customer relationship intangible assets utilizing economic consumption amortization methods with lower amortization in the current period; and
•
A decrease in transaction, integration, and restructuring expenses of $2.2 million for the three months ended June 30, 2025, primarily driven by higher costs incurred in the prior year period associated with the consolidation of certain leased office facilities and the 2024 Restructuring Plan.

Total Other (Expense) Income, Net

Total other expense, net was $4.6 million for the three months ended June 30, 2025 compared to total other income, net, of $41.6 million in the same period in the prior year. The change was primarily driven by a TRA liability remeasurement loss of $2.9 million during the three months ended June 30, 2025 compared with a $41.7 million gain during the same period in the prior year. The TRA liability remeasurement gain in the prior year was primarily driven by a $363.6 million goodwill impairment charge incurred during the three months ended June 30, 2024. Also contributing to the change was a foreign currency transaction loss of $0.5 million in the current year period, compared with a loss of $0.1 million in the prior year period, as well as interest expense, net, of $1.2 million in the current period, compared with interest expense, net, of less than $0.1 million in the prior year period.

(Provision For) Benefit From Income Taxes

Provision for income taxes was $0.5 million for the three months ended June 30, 2025 compared to a benefit from income taxes of $21.9 million in the comparable prior year period. The overall change was primarily attributed to the $363.6 million impairment of goodwill during the prior period, resulting in a reduction of indefinite-lived deferred tax liabilities. The resulting income tax benefit from the goodwill impairment did not reoccur in the current period.

Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024

Revenue

Revenue decreased $7.3 million, or 6%, in the six months ended June 30, 2025 compared with the same period in the prior year due to lower subscription revenue of $8.2 million, partially offset by higher professional services revenue of $1.0 million. Revenue attributable to customers that existed prior to the start of 2025 decreased $14.8 million, which was partially offset by a $7.5 million increase in revenue from new customers in 2025, inclusive of revenue from a data partnership that was launched earlier this year.

Cost of Revenue

Cost of revenue increased $3.2 million, or 12%, in the six months ended June 30, 2025 compared with the same period in the prior year. The increase was driven primarily by a $3.9 million increase in amortization expense resulting from new data asset purchases and higher rates of amortization on certain technology assets amortized under economic consumption methods, and a $0.2 million increase in hosting fees and data subscription and collection costs. Though we continue to experience increased data and hosting costs as a result of expanded customer usage of our platform, the year-over-year increase in these costs were primarily offset by one-time credits totaling approximately $1.9 million we observed during the quarter ended June 30, 2025, primarily as a result of a renegotiation on an existing data contract. We also experienced a $0.9 million decrease in personnel costs, including stock-based compensation, which was primarily driven by costs incurred associated with the 2024 Restructuring Plan that did not repeat in 2025.

Operating Expenses

Operating expenses, which included goodwill impairment charges of $176.5 million and $363.6 million incurred during the six months ended June 30, 2025 and 2024, respectively (refer to Note 8. Goodwill and Intangible Assets to our accompanying unaudited condensed consolidated financial statements for further details), decreased $207.4 million, or 43%, during the six months ended June 30, 2025 compared with the same period in the prior year. The decrease to operating expense as compared to the prior-year period was primarily due to a lower goodwill impairment charge in the current period and:

•
A decrease in sales and marketing expense of $2.2 million for the six months ended June 30, 2025, primarily due to lower personnel costs in the current period, including stock-based compensation expense, resulting from the 2024 Restructuring Plan and the departure of certain executive-level employees in the prior year, which did not repeat at the same level during the six months ended June 30, 2025, partially offset by increased costs associated with new software applications, and with certain sales and marketing events in the current period;
•
A decrease in product development expense of $3.0 million for the six months ended June 30, 2025, primarily driven by lower personnel costs in the current period, including stock-based compensation expense. Higher stock-based compensation costs in the first quarter of 2024 associated with equity grant modifications were primarily driven by the 2024 Restructuring Plan, which did not repeat at the same level during the current period. These decreases were partially offset by increased costs associated with new software application investments in the current period;
•
A decrease in general and administrative expense of $4.5 million for the six months ended June 30, 2025, primarily driven by lower stock-based compensation expense in the current period. Higher costs incurred in the prior period associated with equity grant modifications were primarily driven by the 2024 Restructuring Plan and the departure of certain executive-level employees, which did not repeat at the same level during the current period. Also during the current period, we experienced reductions in bad debt expense, sales tax exposure charges, and consulting fees and severance costs associated with strategic transition initiatives. These decreases were partially offset by higher personnel costs and higher franchise taxes;
•
A decrease in depreciation and amortization expense of $1.2 million for the six months ended June 30, 2025, primarily driven by certain customer relationship intangible assets utilizing economic consumption amortization methods with lower amortization in the current period; and
•
A decrease in transaction, integration, and restructuring expenses of $9.4 million for the six months ended June 30, 2025, primarily driven by higher costs incurred in the prior year period associated with the 2024 Restructuring Plan and the consolidation of certain leased office facilities.

Total Other Income, Net

Total other income, net was $14.2 million for the six months ended June 30, 2025 compared to $44.3 million in the same period in the prior year. The decrease was primarily driven by a decrease in the TRA liability remeasurement gain of $26.2 million during the six months ended June 30, 2025, compared with the same period in the prior year. The TRA liability remeasurement gain was lower in the current period, primarily as a result of a $187.1 million decrease in goodwill impairment charges incurred during the six months ended June 30, 2025 compared with the same period in 2024. Also contributing to the decrease was a foreign currency transaction loss of $1.5 million in the current year period, compared with a gain of $0.3 million in the prior year period, interest expense, net, of $1.6 million in the current year period, compared with interest income, net, of $0.1 million in the prior year period, and a $0.5 million loss on the partial extinguishment of debt incurred during the six months ended June 30, 2025.

Benefit from Income Taxes

Benefit from income taxes was $10.4 million for the six months ended June 30, 2025 compared to $22.7 million in the comparable prior year period. The decrease was primarily attributed to a $187.1 million decrease in goodwill impairment charges during the current period, resulting in reduced income tax benefits from the reduction of indefinite-lived deferred tax liabilities.

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

We view Adjusted Gross Profit, Adjusted Gross Margin, Adjusted EBITDA, and Adjusted EBITDA Margin as operating performance measures. As such, we believe the most directly comparable GAAP financial measures to Adjusted Gross Profit and Adjusted Gross Margin are GAAP Gross Profit and GAAP Gross Margin, respectively, and the most directly comparable GAAP financial measures to Adjusted EBITDA and Adjusted EBITDA Margin are GAAP net loss and GAAP net loss margin, respectively.

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

Adjusted Gross Profit and Adjusted Gross Margin

We define Adjusted Gross Profit as Gross Profit, excluding acquisition-related depreciation and amortization, and equity-based compensation costs. We exclude acquisition-related depreciation and amortization expenses as they have no direct correlation to the cost of operating our business on an ongoing basis. A small portion of equity-based compensation is included in cost of revenue in accordance with GAAP, but is excluded from our Adjusted Gross Profit calculations due to its non-cash nature. Gross Margin is defined as Gross Profit as a percentage of revenue and Adjusted Gross Margin is defined as Adjusted Gross Profit as a percentage of revenue. These are key metrics used by management and our Board to assess our operations.

The following table presents a reconciliation of gross profit and gross margin to adjusted gross profit and adjusted gross margin, respectively, for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Reported gross profit and margin	$46,613	77%	$50,454	79%	$90,373	75%	$100,836	79%
Amortization of intangible assets resulting from acquisition-related purchase accounting adjustments(a)	3,188	5%	2,367	4%	6,341	5%	4,810	4%
Equity-based compensation costs	180	0%	309	0%	340	0%	580	0%
Adjusted gross profit and margin	$49,981	82%	$53,130	83%	$97,054	81%	$106,226	83%
a)
Amortization of intangible assets resulting from purchase accounting adjustments represents non-cash amortization of acquired intangibles, primarily resulting from the Advent Acquisition.

Adjusted EBITDA and Adjusted EBITDA Margin

We present “Adjusted EBITDA” as a measure of our operating performance. EBITDA is defined as earnings before (i) debt-related costs, including interest expense and loss on partial extinguishment of debt, (ii) interest expense (income), net, (iii) provision for (benefit from) income taxes, and (iv) depreciation and amortization. Management further adjusts EBITDA in its presentation of Adjusted EBITDA to exclude (i) other expense (income), net, (ii) equity-based compensation, (iii) transaction, integration, and restructuring expenses, (iv) goodwill impairment, and (v) other non-core items. We exclude these items because they are by nature non-cash, non-recurring, and/or unrelated to our core operations, and therefore we do not believe them to be representative of ongoing operational performance. Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of revenue. Adjusted EBITDA and Adjusted EBITDA Margin are key metrics used by management and our Board to assess the profitability of our operations. We believe these metrics provide useful measures to investors to assess our operating performance and in measuring the profitability of our operations on a consolidated level.

The following table presents a reconciliation of net loss and margin to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net loss and margin	$(9,265)	(15)%	$(306,187)	(480)%	$(164,358)	(137)%	$(318,905)	(251)%
Interest expense (income), net	1,241	2%	46	0%	1,622	1%	(65)	(0)%
Provision for (benefit from) income taxes	456	1%	(21,900)	(34)%	(10,430)	(9)%	(22,680)	(18)%
Loss on partial extinguishment of debt	—	0%	—	0%	507	0%	—	0%
Depreciation & amortization	14,338	24%	12,788	20%	28,155	23%	25,472	20%
EBITDA and margin	6,770	11%	(315,253)	(495)%	(144,504)	(120)%	(316,178)	(249)%
Other expense (income), net (a)	3,398	6%	(41,600)	(65)%	(16,297)	(14)%	(44,240)	(35)%
Equity-based compensation (b)	6,980	11%	8,842	14%	14,299	12%	24,424	19%
Transaction, integration, and restructuring expenses (c)	672	1%	2,851	4%	1,937	2%	11,385	9%
Goodwill impairment (d)	—	0%	363,641	571%	176,531	147%	363,641	286%
Other non-core items (e)	836	1%	2,438	4%	1,396	1%	1,910	2%
Adjusted EBITDA and margin	$18,656	31%	$20,919	33%	$33,362	28%	$40,942	32%

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Merger and acquisition due diligence and transaction costs	$270	$687	$1,448	$1,296
Integration costs	402	294	959	728
Fair value adjustment for contingent consideration	—	—	(690)	270
Restructuring charges for severance and other separation costs	—	598	28	7,819
Office closure and relocation restructuring charges and impairments	—	1,272	192	1,272
Total transaction, integration and restructuring expenses	$672	$2,851	$1,937	$11,385

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Non-core legal and regulatory	$(22)	$501	$31	$(364)
Consulting and severance costs for strategic transition initiatives	790	1,885	958	2,215
Other non-core expenses	68	52	407	59
Total other non-core items	$836	$2,438	$1,396	$1,910

Liquidity and Capital Resources

Overview

As of June 30, 2025, we had $81.0 million of cash and cash equivalents, $103.2 million of short-term investments, and $49.7 million available under our Revolving Credit Facility (as the term is defined below). Our principal sources of liquidity are cash and cash equivalents and short-term investments on hand, as well as the cash flows we generate from operations. Our principal uses of liquidity have been, and are expected to continue to be, primarily for investment in long-term growth of the business through capital expenditures, acquisitions, as well as for debt services (see Note 10. Long-Term Debt to our accompanying unaudited condensed consolidated financial statements for further details), repurchases of our Class A Common Stock, and distributions to members of Definitive OpCo, and payments under our tax receivable agreement.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash provided by (used in):
Operating activities	$35,370	$30,629
Investing activities	73,383	(9,100)
Financing activities	(134,406)	(31,316)
Change in cash and cash equivalents (excluding effect of exchange rate changes)	$(25,653)	$(9,787)

Cash Provided by Operating Activities

Net cash provided by operating activities was $35.4 million during the six months ended June 30, 2025, primarily as a result of a net loss of $164.4 million, offset by non-cash charges of $198.5 million. The non-cash charges were primarily comprised of $176.5 million in goodwill impairment charges recorded during the six months ended June 30, 2025, a gain on remeasurement of the TRA of $17.8 million, amortization of intangible assets of $26.7 million, a decrease in deferred taxes of $10.6 million, equity compensation costs of $14.3 million, amortization of deferred contract costs of $7.9 million, and a $0.5 million loss on the extinguishment of debt. The net increase in operating assets and liabilities of $1.2 million for the six months ended June 30, 2025 was primarily driven by cash inflows resulting from a decrease in accounts receivable of $15.9 million, and an increase in deferred revenue of $8.0 million due to the timing of billings and cash received in advance of revenue recognition for subscription services. These factors were partially offset by cash outflows resulting from lower accounts payable, accrued expenses, and other liabilities, collectively, of $12.1 million, an increase in deferred contract costs of $6.3 million, and an increase in prepaid expenses and other assets of $4.2 million.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities during the six months ended June 30, 2025 was $73.4 million, driven primarily by $147.4 million in maturities of short-term investments, partially offset by $64.1 million in purchases of short-term investments, and $10.0 million in purchases of property (including software), equipment, and data assets.

Cash Used in Financing Activities

Cash used in financing activities during the six months ended June 30, 2025 was $134.4 million, driven by net repayments of the 2021 Term Loan (as defined below) of $73.4 million, payments of $40.2 million for repurchases of our Class A Common Stock, including commissions, payments of $13.8 million under the TRA, taxes paid related to the net share settlement of equity awards of $2.5 million, distributions to members of $2.8 million, and payments of debt issuance costs of $1.7 million.

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

The loans under the Term Facility and the Revolving Credit Facility mature on January 16, 2030. The Facilities are guaranteed, subject to customary exceptions, by all of DH Holdings’ wholly-owned domestic restricted subsidiaries and AIDH Buyer, LLC, a Delaware limited liability company and the direct parent company of DH Holdings (“Holdings”), and are secured by associated collateral agreements that pledge a lien on substantially all of DH Holdings’ assets, including fixed assets and intangibles, and the assets of the guarantors, in each case, subject to customary exceptions (the “Pledged Assets”). As of June 30, 2025, the Pledged Assets of these subsidiaries approximated $664.2 million, and the net assets of these subsidiaries approximated $351.7 million.

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

There was no outstanding balance on the Revolving Credit Facility as of June 30, 2025, though we provided a standby letter of credit of $0.3 million to the lessor of our corporate headquarters in lieu of a security deposit, reducing the amount available under our Revolving Credit Facility to $49.7 million.

The 2021 Credit Agreement, as amended, includes certain financial covenants for which we were compliant as of June 30, 2025 and December 31, 2024. Refer to Note 10. Long-Term Debt to our accompanying unaudited condensed consolidated financial statements for further information.

In connection with the DH Holdings Credit Agreement Amendment, we repaid $69.1 million of outstanding principal amount of the Term Facility and reduced our borrowing capacity under the Revolving Credit Facility by $25.0 million. As a result, we incurred a loss on partial extinguishment of debt of $0.5 million during the first quarter of 2025 attributed to the derecognition of a proportionate amount of the unamortized debt discount, a result of repaying the $69.1 million of outstanding principal on the Term Facility and reducing our Revolving Credit Facility. In addition, we capitalized financing costs totaling $1.7 million, of which $1.2 million related to the Term Facility and $0.5 million related to the Revolving Line of Credit. The financing costs associated with the Term Facility are recorded as a contra-debt balance in term loan, net of current portion in the consolidated balance sheets and are amortized over the remaining life of the loan using the effective interest method. The financing costs associated with the Revolving Line of Credit are recorded in other assets in the unaudited condensed consolidated balance sheets are amortized over the life of the arrangement. At June 30, 2025 and December 31, 2024, the unamortized financing costs were $0.5 million and $0.3 million, respectively.

Financing Obligations

Financing obligations generally include repayment of principal amounts of the 2021 Term Loan, lease payments, and purchase obligations. With the exception of the DH Holdings Credit Agreement Amendment as described under Debt Obligations, there have been no material changes to our financing obligations during the six months ended June 30, 2025. Refer to Note 5. Leases and Note 14. Commitments and Contingencies to our consolidated financial statements included in our 2024 Form 10-K for further information.

Stock Repurchase Programs

In May 2024, our Board authorized a stock repurchase program of up to $20.0 million of our Class A Common Stock, which expired on December 31, 2024 (the “2024 Repurchase Program”). On November 1, 2024, our Board announced a new stock repurchase program (the “2025 Repurchase Program” and, together with the 2024 Repurchase Program, the “Repurchase Programs”) of our Class A Common Stock authorizing up to $100.0 million in share repurchases. The 2025 Repurchase Program expires on December 31, 2025 and became effective upon the expiration or completion of the 2024 Repurchase Program. Repurchases may be effected, from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws.

The timing and the amount of any repurchased Class A Common Stock will be determined by our management based on its evaluation of market conditions and other factors. The repurchase program will be funded using our working capital. Any repurchased shares of Class A Common Stock will be retired. The repurchase program does not obligate us to acquire any particular amount of Class A Common Stock, and the repurchase program may be suspended or discontinued at any time at our discretion. As of June 30, 2025, an aggregate of 16.3 million shares of Class A Common Stock have been repurchased under the Repurchase Programs.

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

We expect that as a result of the size of the anticipated tax basis adjustment of the tangible and intangible assets of Definitive OpCo upon the exchange or redemption of LLC Units and our possible utilization of certain tax attributes, the payments that Definitive Healthcare Corp. may make under the TRA will be substantial. The payments under the TRA are not conditioned upon continued ownership of us by the exchanging holders of LLC Units. See Note 16. Income Taxes to our accompanying unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As a requirement of our lease agreement for our corporate headquarters, in lieu of a security deposit, we provided a standby letter of credit of $0.3 million, which is effective through March 2038.

Capital Expenditures

Capital expenditures increased by $9.3 million to $10.0 million for the six months ended June 30, 2025 compared to $0.7 million for the same period in the prior year, primarily driven by higher spend on software and data assets in the current year compared with the comparable prior year period.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates including business combinations, goodwill and indefinite-lived intangible assets, and income taxes, see our discussion for the year ended December 31, 2024 included in our 2024 Form 10-K. There have been no material changes to these policies or estimates as of June 30, 2025.

New Accounting Pronouncements

See new accounting pronouncements described under “—Recently Issued Accounting Pronouncements Not Yet Adopted” within Note 1. Organization and Basis of Presentation to our accompanying unaudited condensed consolidated financial statements.

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

Interest Rate Risk

Our cash, cash equivalents, and short-term investments primarily consist of cash on hand and highly liquid investments in money market funds, U.S. government securities, and commercial paper. As of June 30, 2025, we had cash and cash equivalents of $81.0 million and short-term investments of $103.2 million.

Our operating results are subject to market risk from interest rate fluctuations on our 2021 Term Loan, which bears a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) or a Base Rate plus an applicable margin. In order to reduce the interest rate risk on our debt, we have entered into an interest rate cap agreement on a portion of our borrowings. As of June 30, 2025, the total principal balance outstanding was $170.6 million. Excluding the effect of the interest rate cap agreement, a hypothetical 1.0% increase or decrease in the interest rate associated with borrowings under the 2021 Credit Agreement would have resulted in an impact to interest expense of approximately $0.9 million for the six months ended June 30, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, our management carried out an evaluation, under the supervision and participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the terms of the Amended LLC Agreement, holders of LLC Units have the right to exchange all or a portion of their LLC Units for newly issued shares of Class A Common Stock on a one-for-one basis, which issuances are made in reliance on Section 4(a)(2) of the Securities Act. Upon any such exchange, a corresponding number of shares of Class B Common Stock held by such LLC Unit holders are cancelled. Such exchanges executed in the three months ended June 30, 2025 are as follows:

Date of Exchange	Number of Shares Exchanged
May 12, 2025	115,000
June 16, 2025	486,827
Total	601,827

The following table sets forth certain information with respect to repurchases of our Class A Common Stock during the quarter ended June 30, 2025.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
April 1 - April 30, 2025	2,320,497	$2.55	2,320,497	$71,086
May 1 - May 31, 2025	1,524,675	$3.33	1,524,675	$66,007
June 1 - June 30, 2025	2,113,965	$3.76	2,113,965	$58,056
Total	5,959,137	$3.18	5,959,137

(1)
On November 1, 2024, our Board announced the 2025 Repurchase Program of our Class A Common Stock authorizing up to $100.0 million in share repurchases. The Repurchase Program expires on December 31, 2025. Repurchases may be effected, from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws.

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

* Filed herewith

+ The certification attached as Exhibit 32.1 that accompanies this Quarterly Report is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Definitive Healthcare Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEFINITIVE HEALTHCARE CORP.

August 7, 2025	By:	/s/ Kevin Coop
Date		Name:	Kevin Coop
		Title:	Chief Executive Officer (Principal Executive Officer)

August 7, 2025	By:	/s/ Casey Heller
Date		Name:	Casey Heller
		Title:	Chief Financial Officer (Principal Financial Officer)