Form 10-Q
period 2025-09-30
Definitive Healthcare Corp.
filed 2025-11-06
CIK 1861795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 3, 2025, the number of outstanding shares of the registrant’s Class A Common Stock was 103,303,387 shares.

Definitive Healthcare Corp.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2025

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
•
“TRA” refers to the Tax Receivable Agreement between Definitive Healthcare Corp., Definitive OpCo, and the TRA Parties (as the term is defined below). See Note 16. Income Taxes.
•
“TRA Parties” refers to the Continuing Pre-IPO LLC Members, the Reorganization Parties, and any future party to the TRA.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: (i) our dependence on third parties, including public sources, for data, information, and other services, and our relationships with such third parties; (ii) increased accessibility to free or relatively inexpensive information sources; (iii) our ability to maintain high annual renewal rates; (iv) our ability to compete in the highly competitive industry in which we operate, and potential adverse effects of this competition; (v) our ability to maintain revenues if our products and services do not achieve and maintain broad market acceptance, or if we are unable to keep pace with or adapt to rapidly changing technology, evolving industry standards, macroeconomic market conditions, and changing regulatory requirements; (vi) changes in government policy positions, including trade policy, spending priorities, or reductions in government programs, government spending, or research funding; (vii) our loss of, or inability to attract and retain, key personnel; (viii) the effectiveness of our business plans; (ix) our ability to derive fully the anticipated benefits from organic growth, existing or future acquisitions, joint ventures, investments, or dispositions; (x) our exposure to risk from having operations and employees in other countries; (xi) our exposure to risk from the international scope of our operations, including potentially adverse tax consequences from the international scope of our operations and our corporate and financing structure; (xii) the strength of our brand and reputation; (xiii) our level of indebtedness, which could adversely affect our business, financial condition, and results of operations; (xiv) our ability to obtain, protect, defend, or enforce our intellectual property rights; (xv) our ability to leverage artificial intelligence technologies (“AI”) in our products and services, including generative AI, large language models, machine learning, and other AI tools; (xvi) any significant disruption in or unauthorized access to or breaches of our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyberattacks; (xvii) our use of “open source” software in our products and services; (xviii) our ability to comply with applicable data protection and privacy laws; and (xix) other factors beyond our control.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$108,317	$105,378
Short-term investments	77,607	184,786
Accounts receivable, net	34,371	53,232
Prepaid expenses and other assets	13,213	13,040
Deferred contract costs	12,809	13,736
Total current assets	246,317	370,172
Property and equipment, net	11,658	3,791
Operating lease right-of-use assets, net	6,145	7,521
Other assets	1,813	2,300
Deferred contract costs	12,761	14,389
Intangible assets, net	260,081	297,933
Goodwill	216,752	393,283
Total assets	$755,527	$1,089,389
Liabilities and Equity
Current liabilities:
Accounts payable	$8,572	$10,763
Accrued expenses and other liabilities	41,914	40,896
Deferred revenue	91,984	93,344
Term loan	8,750	13,750
Operating lease liabilities	2,661	2,408
Total current liabilities	153,881	161,161
Long term liabilities:
Deferred revenue	40	32
Term loan	158,185	229,368
Operating lease liabilities	5,806	7,586
TRA liability	30,510	49,511
Deferred tax liabilities	14,551	25,088
Other liabilities	2,884	9,449
Total liabilities	365,857	482,195

Equity:
Class A Common Stock, par value $0.001, 600,000,000 shares authorized, 103,011,649 and 113,953,554 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	103	114
Class B Common Stock, par value $0.00001, 65,000,000 shares authorized, 38,349,047 shares issued and outstanding at September 30, 2025, and 39,439,198 and 39,375,806 shares issued and outstanding, respectively, at December 31, 2024	—	—
Additional paid-in capital	1,056,482	1,085,445
Accumulated other comprehensive deficit	(1,544)	(610)
Accumulated deficit	(770,191)	(640,574)
Noncontrolling interests	104,820	162,819
Total equity	389,670	607,194
Total liabilities and equity	$755,527	$1,089,389

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$60,046	$62,697	$179,987	$189,914
Cost of revenue:
Cost of revenue exclusive of amortization	9,069	10,077	28,010	29,717
Amortization	4,984	3,589	15,611	10,330
Gross profit	45,993	49,031	136,366	149,867
Operating expenses:
Sales and marketing	20,380	20,130	61,502	63,435
Product development	7,553	7,282	24,822	27,536
General and administrative	12,364	11,354	37,306	40,764
Depreciation and amortization	9,076	9,474	26,604	28,205
Transaction, integration, and restructuring expenses	5,308	(1,995)	7,245	9,390
Goodwill impairment	—	228,153	176,531	591,794
Total operating expenses	54,681	274,398	334,010	761,124
Loss from operations	(8,688)	(225,367)	(197,644)	(611,257)
Other income (expense), net:
Interest income	1,668	3,742	5,469	11,386
Interest expense	(2,999)	(3,749)	(8,422)	(11,328)
(Loss) gain on remeasurement of TRA liability	(7,140)	24,183	10,623	68,151
Loss on partial extinguishment of debt	—	—	(507)	—
Other (expense) income, net	(109)	(357)	(1,575)	(85)
Total other (expense) income, net	(8,580)	23,819	5,588	68,124
Net loss before income taxes	(17,268)	(201,548)	(192,056)	(543,133)
(Provision for) benefit from income taxes	(524)	13,724	9,906	36,404
Net loss	(17,792)	(187,824)	(182,150)	(506,729)
Less: Net loss attributable to noncontrolling interests	(2,954)	(56,928)	(52,533)	(152,680)
Net loss attributable to Definitive Healthcare Corp.	$(14,838)	$(130,896)	$(129,617)	$(354,049)
Net loss per share of Class A Common Stock:
Basic and diluted	$(0.14)	$(1.12)	$(1.20)	$(3.02)
Weighted average Class A Common Stock outstanding:
Basic and diluted	103,783,012	116,382,021	107,760,787	117,185,701

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(17,792)	$(187,824)	$(182,150)	$(506,729)
Other comprehensive income (loss):
Foreign currency translation adjustments	8	212	746	52
Unrealized gain (loss) on available-for-sale securities	26	286	(38)	111
Unrealized loss on interest rate hedging instruments	(318)	(1,459)	(1,971)	(2,508)
Comprehensive loss	(18,076)	(188,785)	(183,413)	(509,074)
Less: Comprehensive loss attributable to noncontrolling interests	(3,031)	(57,176)	(52,862)	(153,260)
Comprehensive loss attributable to Definitive Healthcare Corp.	$(15,045)	$(131,609)	$(130,551)	$(355,814)

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

(in thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interests	Equity
Balance at January 1, 2025	113,953,554	$114	39,439,198	$—	$1,085,445	$(640,574)	$(610)	$162,819	$607,194
Net loss	—	—	—	—	—	(107,228)	—	(47,865)	(155,093)
Other comprehensive loss	—	—	—	—	—	—	(654)	(226)	(880)
Vested incentive units	—	—	—	—	(186)	—	—	186	—
Issuance of Class A Common Stock upon vesting of RSUs	1,279,156	1	—	—	901	—	—	(902)	—
Shares withheld related to net share settlement	(423,245)	—	—	—	(1,874)	—	—	—	(1,874)
Repurchases of Class A Common Stock	(5,604,751)	(5)	—	—	(27,105)	—	—	5,955	(21,155)
Effect of changes in LLC ownership, including LLC unit exchanges	441,443	—	(441,443)	—	9,113	—	—	(8,719)	394
Forfeited unvested incentive units	—	—	(571)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	5,438	—	—	1,881	7,319
Balance at March 31, 2025	109,646,157	$110	38,997,184	$—	$1,071,732	$(747,802)	$(1,264)	$113,129	$435,905
Net loss	—	—	—	—	—	(7,551)	—	(1,714)	(9,265)
Other comprehensive loss	—	—	—	—	—	—	(73)	(26)	(99)
Vested incentive units	—	—	—	—	(4)	—	—	4	—
Issuance of Class A Common Stock upon vesting of RSUs	654,437	1	—	—	345	—	—	(346)	—
Shares withheld related to net share settlement	(196,303)	—	—	—	(609)	—	—	—	(609)
Repurchases of Class A Common Stock	(5,959,137)	(6)	—	—	(23,624)	—	—	4,554	(19,076)
Effect of changes in LLC ownership, including LLC unit exchanges	601,827	—	(601,827)	—	7,242	—	—	(7,018)	224
Equity-based compensation	—	—	—	—	5,118	—	—	1,862	6,980
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,827)	(2,827)
Balance at June 30, 2025	104,746,981	$105	38,395,357	$—	$1,060,200	$(755,353)	$(1,337)	$107,618	$411,233
Net loss	—	—	—	—	—	(14,838)	—	(2,954)	(17,792)
Other comprehensive loss	—	—	—	—	—	—	(207)	(77)	(284)
Issuance of Class A Common Stock upon vesting of RSUs	806,836	1	—	—	400	—	—	(401)	—
Shares withheld related to net share settlement	(271,500)	—	—	—	(1,063)	—	—	—	(1,063)
Repurchases of Class A Common Stock	(2,316,978)	(3)	—	—	(10,964)	—	—	1,746	(9,221)
Effect of changes in LLC ownership, including LLC unit exchanges	46,310	—	(46,310)	—	3,029	—	—	(2,916)	113
Equity-based compensation	—	—	—	—	4,880	—	—	1,804	6,684
Balance at September 30, 2025	103,011,649	$103	38,349,047	$—	$1,056,482	$(770,191)	$(1,544)	$104,820	$389,670

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY (CONTINUED)

(in thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Deficit)	Interests	Equity
Balance at January 1, 2024	116,562,252	$117	39,762,700	$—	$1,086,581	$(227,450)	$2,109	$337,817	$1,199,174
Net loss	—	—	—	—	—	(9,518)	—	(3,200)	(12,718)
Other comprehensive loss	—	—	—	—	—	—	(451)	(134)	(585)
Vested incentive units	—	—	—	—	(784)	—	—	784	—
Issuance of Class A Common Stock upon vesting of RSUs	1,822,506	2	—	—	2,532	—	—	(2,534)	—
Shares withheld related to net share settlement	(646,041)	(1)	—	—	(5,805)	—	—	—	(5,806)
Effect of changes in LLC ownership, including LLC unit exchanges	51,308	—	(51,308)	—	1,276	—	—	(1,892)	(616)
Forfeited unvested incentive units	—	—	(47,388)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	11,682	—	—	3,900	15,582
Balance at March 31, 2024	117,790,025	$118	39,664,004	$—	$1,095,482	$(236,968)	$1,658	$334,741	$1,195,031
Net loss	—	—	—	—	—	(213,635)	—	(92,552)	(306,187)
Other comprehensive loss	—	—	—	—	—	—	(601)	(198)	(799)
Vested incentive units	—	—	—	—	(91)	—	—	91	—
Issuance of Class A Common Stock upon vesting of RSUs	513,252	—	—	—	742	—	—	(742)	—
Shares withheld related to net share settlement	(161,854)	—	—	—	(969)	—	—	—	(969)
Repurchases of Class A Common Stock	(1,258,565)	(1)	—	—	(9,667)	—	—	2,665	(7,003)
Effect of changes in LLC ownership, including LLC unit exchanges	170,481	—	(170,481)	—	2,083	—	—	(1,997)	86
Forfeited unvested incentive units	—	—	(4,277)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	6,637	—	—	2,205	8,842
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,713)	(2,713)
Balance at June 30, 2024	117,053,339	$117	39,489,246	$—	$1,094,217	$(450,603)	$1,057	$241,500	$886,288
Net loss	—	—	—	—	—	(130,896)	—	(56,928)	(187,824)
Other comprehensive income	—	—	—	—	—	—	(713)	(248)	(961)
Vested incentive units	—	—	—	—	(1,581)	—	—	1,581	—
Issuance of Class A Common Stock upon vesting of RSUs	359,130	—	—	—	390	—	—	(390)	—
Shares withheld related to net share settlement	(110,159)	—	—	—	(495)	—	—	—	(495)
Repurchases of Class A Common Stock	(1,885,951)	(2)	—	—	(10,985)	—	—	2,953	(8,034)
Effect of changes in LLC ownership, including LLC unit exchanges	27,436	—	(27,436)	—	1,297	—	—	(909)	388
Forfeited unvested incentive units	—	—	(1,586)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	4,712	—	—	1,584	6,296
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(98)	(98)
Balance at September 30, 2024	115,443,795	115	39,460,224	—	1,087,555	(581,499)	344	189,045	695,560

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows provided by (used in) operating activities:
Net loss	$(182,150)	$(506,729)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,312	1,719
Amortization of intangible assets	39,903	36,816
Amortization of deferred contract costs	11,931	11,463
Equity-based compensation	20,983	30,720
Amortization of debt issuance costs	380	527
Write-off of deferred offering costs	467	—
(Recovery of) provision for doubtful accounts receivable	(635)	947
Loss on partial extinguishment of debt	507	—
Non-cash restructuring charges	352	1,047
Goodwill impairment charges	176,531	591,794
TRA remeasurement	(10,623)	(68,151)
Changes in fair value of contingent consideration	(3,970)	(3,240)
Deferred income taxes	(10,310)	(36,609)
Changes in operating assets and liabilities:
Accounts receivable	19,351	23,148
Prepaid expenses and other assets	(3,481)	(7,205)
Deferred contract costs	(9,376)	(8,275)
Contingent consideration	—	(602)
Accounts payable, accrued expenses, and other liabilities	353	(5,173)
Deferred revenue	(1,468)	(12,136)
Net cash provided by operating activities	51,057	50,061
Cash flows (used in) provided by investing activities:
Purchases of property, equipment, and other assets	(12,280)	(1,443)
Purchases of short-term investments	(64,065)	(192,670)
Maturities of short-term investments	173,869	207,504
Cash paid for acquisitions, net of cash acquired	—	(13,530)
Net cash provided by (used in) investing activities	97,524	(139)
Cash flows (used in) provided by financing activities:
Repayments of term loan	(250,625)	(10,313)
Proceeds from term loan	175,000	—
Payments of debt issuance costs	(1,660)	—
Taxes paid related to net share settlement of equity awards	(3,546)	(7,270)
Repurchases of Class A Common Stock	(49,452)	(15,037)
Payments of contingent consideration	—	(1,000)
Payments under TRA	(13,767)	(6,950)
Member distributions	(2,827)	(2,811)
Net cash used in financing activities	(146,877)	(43,381)
Net increase in cash and cash equivalents	1,704	6,541
Effect of exchange rate changes on cash and cash equivalents	1,235	92
Cash and cash equivalents, beginning of period	105,378	130,976
Cash and cash equivalents, end of period	$108,317	$137,609
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$8,071	$10,886
Income taxes	$208	$—
Acquisitions:
Net assets acquired, net of cash acquired	$—	$13,675
Working capital adjustment receivable	—	(145)
Net cash paid for acquisitions	$—	$13,530
Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses and other liabilities	$6,711	$1,085

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Description of Business and Organization

Definitive Healthcare Corp. (the “Company”) was formed on May 5, 2021 as a Delaware corporation to facilitate an IPO and other related transactions to carry on the business of Definitive OpCo. Following consummation of the Reorganization Transactions, as described below, Definitive OpCo became a subsidiary of the Company. The Company, through its operating subsidiaries, provides comprehensive and up-to-date hospital and healthcare-related information and insight across the entire healthcare continuum via a multi-tenant software-as-a-service (“SaaS”) platform which combines proprietary and public sources to deliver insights. The Company is headquartered in Framingham, Massachusetts.

In connection with the IPO, the Company completed the following the Reorganization Transactions: Definitive OpCo entered into the Amended LLC Agreement pursuant to which members of Definitive OpCo prior to the IPO who continued to hold LLC Units in Definitive OpCo following the consummation of the Reorganization Transactions acquired the right to require Definitive OpCo to redeem all or a portion of their LLC Units for newly issued shares of Class A Common Stock on a one-for-one basis. Until redeemed or exchanged, each LLC Unit is paired with one share of the Company. Class B Common Stock. The total shares of Class B Common Stock outstanding is equal to the number of vested LLC Units outstanding, excluding LLC Units held by the Company. Unvested LLC Units are paired with Class B Common Stock, which are issued but do not have voting rights and are deemed not outstanding until the corresponding LLC Units have vested. Certain entities treated as corporations for U.S. federal income tax purposes that held LLC Units (individually, a “Blocker Company” and collectively, the “Blocker Companies”) each merged with a merger subsidiary of the Company, and subsequently merged into the Company (the “Mergers”). The former shareholders of the Blocker Companies collectively received a number of shares of Class A Common Stock in the Mergers equal to the number of LLC Units held by the Blocker Companies prior to the Mergers.

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

In connection with the Reorganization Transactions and the IPO, the Company entered into a TRA. See Note 16. Income Taxes.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with rules applicable to quarterly financial information. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative nongovernmental GAAP as found in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered, in the opinion of management, necessary for a fair presentation of the unaudited condensed consolidated financial statements for these interim periods have been included.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, (“ASU 2023-09”), which is effective for annual periods beginning after December 15, 2024. ASU 2023-09 intends to enhance the transparency as well as usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid. Accordingly, applicable expanded disclosures will be reflected in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. The Company is currently assessing the impact, if any, that adoption of this new accounting standard will have on its unaudited condensed consolidated financial statements and footnote disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (“ASU 2025-06”). ASU 2025-06 modernizes and clarifies the threshold for when an entity is required to begin capitalizing software costs and is based on when (i) management has authorized and committed to funding the software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and interim reporting periods, with early adoption permitted. The Company is currently assessing the impact, if any, that adoption of this new accounting standard will have on its unaudited condensed consolidated financial statements and footnote disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivative Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”), which refines the scope Topic 815 and clarifies which contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. The Company is currently assessing the impact, if any, that adoption of this new accounting standard will have on its unaudited condensed consolidated financial statements and footnote disclosures.

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

The following table represents a disaggregation of revenue from arrangements with customers for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Subscription services	$58,222	$60,897	$173,733	$184,645
Professional services	1,824	1,800	6,254	5,269
Total revenue	$60,046	$62,697	$179,987	$189,914

Deferred Contract Costs

A summary of the activity impacting the deferred contract costs for the nine months ended September 30, 2025 and the year ended December 31, 2024 is presented below:

(in thousands)	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Balance at beginning of period	$28,125	$30,810
Costs amortized	(11,931)	(15,441)
Additional amounts deferred	9,376	12,756
Balance at end of period	25,570	28,125
Classified as:
Current	12,809	13,736
Non-current	12,761	14,389
Total deferred contract costs (deferred commissions)	$25,570	$28,125

Contract Liabilities

A summary of the activity impacting deferred revenue balances during the nine months ended September 30, 2025 and for the year ended December 31, 2024 is presented below:

(in thousands)	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Balance at beginning of period	$93,376	$97,386
Revenue recognized	(179,987)	(252,202)
Additional amounts deferred	178,635	248,192
Balance at end of period	$92,024	$93,376

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

The remaining performance obligations consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Current	$164,853	$188,050
Non-current	82,433	105,673
Total	$247,286	$293,723

4. Short-Term Investments

Short-term investments classified as available-for-sale consisted of the following:

	September 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
US treasuries	$5,163	$2	$—	$5,165
Commercial paper	45,012	16	—	45,028
Certificates of deposit	27,402	12	—	27,414
Total short-term investments	$77,577	$30	$—	$77,607

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
US treasuries	$24,477	$12	$(3)	$24,486
Commercial paper	127,642	64	(24)	127,682
Certificates of deposit	32,598	23	(3)	32,618
Total short-term investments	$184,717	$99	$(30)	$184,786

All short-term investments had stated maturity dates of less than one year. Included in the amortized cost as of September 30, 2025 and December 31, 2024 is net accumulated accretion of $1.1 million and $1.6 million, respectively. Interest accretion on short-term investments was $0.8 million and $1.6 million during the three months ended September 30, 2025 and 2024, respectively, and $2.7 million and $5.4 million during the nine months ended September 30, 2025 and 2024, respectively.

5. Accounts Receivable, Net

Accounts receivable, net consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Accounts receivable	$35,081	$54,618
Unbilled receivable	471	728
	35,552	55,346
Less: allowance for credit losses	(1,181)	(2,114)
Accounts receivable, net	$34,371	$53,232

6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Prepaid expenses	$12,541	$11,458
Interest receivables	551	741
Short-term deposits	116	124
Short-term derivative asset	5	717
Prepaid expenses and other assets	$13,213	$13,040

7. Property and Equipment, Net

Property and equipment, net consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Computers and software	$13,933	$8,472
Furniture and equipment	997	960
Leasehold improvements	1,842	1,819
Construction and software development in process	4,418	—
	21,190	11,251
Less: accumulated depreciation and amortization	(9,532)	(7,460)
Property and equipment, net	$11,658	$3,791

Depreciation and amortization expense associated with property and equipment was $0.8 million and $0.5 million during the three months ended September 30, 2025 and 2024, respectively, and $2.3 million and $1.7 million during the nine months ended September 30, 2025 and 2024, respectively.

8. Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets, as of September 30, 2025 and December 31, 2024, consisted of the following:

	September 30, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$410,390	$(219,341)	$191,049
Developed technologies	85,293	(53,310)	31,983
Tradenames	36,158	(13,332)	22,826
Database	69,540	(55,317)	14,223
Total finite-lived intangible assets	601,381	(341,300)	260,081
Goodwill	216,752	—	216,752
Total goodwill and intangible assets	$818,133	$(341,300)	$476,833

	December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$410,390	$(196,694)	$213,696
Developed technologies	85,074	(43,526)	41,548
Tradenames	36,078	(11,608)	24,470
Database	67,456	(49,237)	18,219
Total finite-lived intangible assets	598,998	(301,065)	297,933
Goodwill	393,283	—	393,283
Total goodwill and intangible assets	$992,281	$(301,065)	$691,216

Amortization expense associated with finite-lived intangible assets was $13.2 million and $12.5 million during the three months ended September 30, 2025 and 2024, respectively, of which $5.0 million and $3.6 million was included in cost of revenue during each respective period. Amortization expense associated with finite-lived intangible assets was $39.9 million and $36.8 million during the nine months ended September 30, 2025 and 2024, respectively, of which $15.6 million and $10.3 million was included in cost of revenue during each respective period.

Estimated total intangible amortization expense during the next five years and thereafter is as follows:

(in thousands)
2025, excluding the nine months ended September 30, 2025	$12,896
2026	47,321
2027	40,542
2028	31,461
2029	26,224
Thereafter	101,637
Total	$260,081

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

There were no triggering events identified during the third quarter of 2025 that would have required management to perform a goodwill impairment test.

As of and for the periods ended September 30, 2025 and December 31, 2024, goodwill consisted of the following:

(in thousands)	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Goodwill, gross - beginning of period	$1,369,537	$1,362,480
Accumulated impairment losses	(976,254)	(287,400)
Goodwill, net - beginning of period	393,283	1,075,080
Goodwill acquired during period	—	7,057
Goodwill impairment loss	(176,531)	(688,854)
Goodwill, net - end of period	$216,752	$393,283

(in thousands)	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Goodwill, gross - end of period	$1,369,537	$1,369,537
Accumulated impairment losses	(1,152,785)	(976,254)
Goodwill, net - end of period	$216,752	$393,283

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

There were no triggering events identified during the third quarter of 2025 that would have required management to perform an impairment test on its intangible assets.

9. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Payroll and payroll-related	$11,194	$13,440
TRA liability, current portion	7,711	13,653
Accrued liability for data contract termination	6,369	—
Accrued legal matters	3,667	338
Accrued capital data expenditures	2,383	2,979
Contingent consideration, current	3,000	3,000
Sales, franchise, and other taxes	1,957	2,029
Other	5,633	5,457
Accrued expenses and other liabilities	$41,914	$40,896

On January 3, 2024, the Company committed to a restructuring plan (the “2024 Restructuring Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. The 2024 Restructuring Plan provided for a reduction of the Company’s then-current workforce by approximately 150 people. Accordingly, during the three and nine months ended September 30, 2024, the Company incurred restructuring and related charges of $0.2 million and $8.0 million, respectively, consisting of severance payments, employee benefits, and related cash expenses.

The following table sets forth the activity in the Company’s liabilities resulting from the 2024 Restructuring Plan:

(in thousands)	2024 Restructuring Plan
Balance at December 31, 2024	$186
Charges incurred	28
Cash payments made	(214)
Balance at September 30, 2025	$—

The Company does not expect to incur additional material restructuring and related charges associated with the 2024 Restructuring Plan during the remainder of 2025.

10. Long-Term Debt

Long-term debt consisted of the following as of September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$168,438	$(1,503)	$166,935
Less: current portion of long-term debt			8,750
Long-term debt			$158,185

	December 31, 2024
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$244,063	$(945)	$243,118
Less: current portion of long-term debt			13,750
Long-term debt			$229,368

During the nine months ended September 30, 2025, the Company repaid $75.6 million in outstanding principal of the Term Facility (as defined below).

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

The loans under the Term Facility and the Revolving Credit Facility mature on January 16, 2030. The Facilities are guaranteed, subject to customary exceptions, by all of DH Holdings’ wholly-owned domestic restricted subsidiaries and AIDH Buyer, LLC, a Delaware limited liability company and the direct parent company of DH Holdings (“Holdings”), and are secured by associated collateral agreements that pledge a lien on substantially all of DH Holdings’ assets, including fixed assets and intangibles, and the assets of the guarantors, in each case, subject to customary exceptions (the “Pledged Assets”). As of September 30, 2025, the Pledged Assets of these subsidiaries approximated $649.0 million, and the net assets of these subsidiaries approximated $335.5 million.

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

The Term Facility and the Revolving Credit Facility bear interest at a rate per annum equal to (a) ABR (as defined in the DH Holdings Credit Agreement) or (b) Term SOFR (as defined in the DH Holdings Credit Agreement) for the interest period in effect for the applicable borrowing, in each case, plus an applicable margin based on a grid ranging from 1.00% to 1.50% for ABR borrowings and 2.00% to 2.50% for Term SOFR borrowings. The interest rates are subject to two step-ups of 0.25% based on the total net leverage ratio of DH Holdings and its restricted subsidiaries on a consolidated basis (the “Total Net Leverage Ratio”). In addition, DH Holdings will pay an unused commitment fee of between 0.25% and 0.30% on the undrawn commitments under the Revolving Credit Facility, also depending on the Total Net Leverage Ratio. The expense is included in interest expense in the unaudited condensed consolidated statements of operations. There was no outstanding balance on the Revolving Credit Facility at September 30, 2025. However, in lieu of a security deposit, the Company has provided a standby letter of credit of $0.3 million to the lessor of the Company’s corporate headquarters, which reduced the amount available under the Revolving Credit Facility to $49.7 million as of September 30, 2025.

Under the DH Holdings Credit Agreement, DH Holdings (and in certain circumstances, Holdings) and its restricted subsidiaries are subject to customary affirmative, negative and financial covenants, and events of default for facilities of this type (with customary grace periods, as applicable, and lender remedies).

In connection with the DH Holdings Credit Agreement Amendment, the Company repaid $69.1 million of outstanding principal amount of the Term Facility and reduced its borrowing capacity under the Revolving Credit Facility by $25.0 million. As a result, the Company incurred a loss on partial extinguishment of debt of $0.5 million during the first quarter of 2025 attributed to the derecognition of a proportionate amount of the unamortized debt discount, a result of repaying the $69.1 million of outstanding principal on the Term Facility and reducing the Revolving Credit Facility. In addition, the Company capitalized financing costs totaling $1.7 million, of which $1.2 million related to the Term Facility and $0.5 million related to the Revolving Line of Credit. The financing costs associated with the Term Facility are recorded as a contra-debt balance in term loan, net of current portion in the consolidated balance sheets and are amortized over the remaining life of the loan using the effective interest method. The financing costs associated with the Revolving Line of Credit are recorded in other assets in the unaudited condensed consolidated balance sheets and are amortized over the life of the arrangement. At September 30, 2025 and December 31, 2024, the unamortized financing costs were $0.5 million and $0.3 million, respectively.

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

Cash Flow Hedges of Interest Rate Risk

The Company entered into two interest rate swap agreements, effective on March 31, 2022. The swap agreements matured on March 31, 2025. The two interest rate swap agreements each had a notional value of $61.9 million with fixed interest rates of 1.90650% and 1.90900%. Interest payments under the swaps were made monthly on a net settlement basis. The Company has not recorded any amounts due to ineffectiveness for the period ended September 30, 2025 or year ended December 31, 2024.

During the first quarter of 2025, the Company entered into two interest rate cap agreements, effective March 31, 2025. The two interest rate cap agreements each have a notional value of $67.4 million as of September 30, 2025, with an interest rate cap of 4.50%. Interest payment receipts under the caps, if any, are made monthly on a net settlement basis. The Company has not recorded any amounts due to ineffectiveness for the period ended September 30, 2025.

The derivative interest rate caps are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in accumulated other comprehensive (deficit) income (“AOCI”) on the unaudited condensed consolidated balance sheets and reclassified to interest expense, net, when the underlying transaction has an impact on earnings. The Company expects to recognize $0.2 million of net pre-tax losses from accumulated other comprehensive income as a charge to interest expense in the next twelve months associated with its interest rate caps. The Company recognizes derivative instruments and hedging activities on a gross basis as either assets or liabilities on the Company’s consolidated balance sheets and measures them at fair value. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions.

The fair values of the interest rate caps as of September 30, 2025 and the fair values of the interest rate swaps as of December 31, 2024 were recorded in the Company’s unaudited condensed consolidated balance sheets as follows:

(in thousands)
Description	Balance Sheet Location	September 30, 2025	December 31, 2024
Short-term derivative asset	Prepaid expenses and other assets	$5	$717
Long-term derivative asset	Other assets	$397	$—

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

Debt

The Company’s short- and long-term debt are recorded at their carrying values in the unaudited condensed consolidated balance sheets, which may differ from their respective fair values. The estimated fair values of the Company’s short- and long-term debt approximate their carrying values as of September 30, 2025 and December 31, 2024, based on interest rates currently available to the Company for similar borrowings.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of its derivatives held as of September 30, 2025 and December 31, 2024 were classified as Level 2 in the fair value hierarchy.

Contingent consideration

The deferred consideration resulting from the acquisition of Populi in the third quarter of 2023, which is subject to meeting certain revenue metrics during calendar years 2024 and 2025, is measured at fair value on a recurring basis. During the third quarter of 2025, management estimated the fair value of the contingent consideration liability by calculating the present value of the expected payment at the conclusion of the measurement period. This assessment was performed using a probability-weighted approach, which incorporated updated assumptions reflecting increased certainty and reduced variability in the range of probable outcomes for the final three months of the measurement period. At September 30, 2025, the fair value of the contingent consideration associated with this acquisition was estimated to be $3.0 million, all of which was included in accrued expenses and other liabilities in the unaudited condensed consolidated balance sheets. The change in estimate of contingent consideration subsequent to initial measurement as of the acquisition date was recorded in transaction, integration, and restructuring expense in the accompanying unaudited condensed consolidated statements of operations.

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

Earnout liabilities are classified within Level 3 in the fair value hierarchy because the methodology used to develop the estimated fair value includes significant unobservable inputs reflecting management’s own assumptions. The table below presents a reconciliation of earnout liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Balance at beginning of period	$6,970	$10,352
Net change in fair value and other adjustments	(3,970)	(1,780)
Payments	—	(1,602)
Balance at end of period	$3,000	$6,970

At September 30, 2025 and December 31, 2024, assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$28,359	$28,359	$—	$—
Short-term investments:
U.S. Treasuries	5,165	—	5,165	—
Commercial paper	45,028	—	45,028	—
Certificates of deposit	27,414	—	27,414	—
Prepaid expenses and other assets:
Interest rate cap contracts	5	—	5	—
Other assets:
Interest rate cap contracts	397	—	397	—
Liabilities:
Accrued expenses and other liabilities:
Contingent consideration	3,000	—	—	3,000

	December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$63,389	$63,389	$—	$—
Commercial paper (maturities less than 90 days)	4,997	—	4,997	—
Short-term investments:
U.S. treasuries	24,486	—	24,486	—
Commercial paper	127,682	—	127,682	—
Certificates of deposit	32,618	—	32,618	—
Prepaid expenses and other assets:
Interest rate swap contracts	717	—	717	—
Liabilities:
Accrued expenses and other liabilities:
Contingent consideration	3,000	—	—	3,000
Other liabilities:
Contingent consideration	3,970	—	—	3,970

At September 30, 2025 and December 31, 2024, except for the non-current portion of the contingent consideration noted above, the estimated fair values of all of the Company’s financial assets and liabilities subject to the three-level fair value hierarchy approximated their carrying values due to their short-term maturities (less than 12 months).

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

During the nine months ended September 30, 2025, 1,089,580 LLC Units held by Continuing Pre-IPO LLC Members were exchanged for shares of Class A Common Stock of the Company pursuant to the terms of the Amended LLC Agreement. In addition, 2,740,429 restricted stock units (“RSUs”) vested and 891,048 shares of Class A Common Stock were withheld to cover withholding tax obligations, resulting in the net issuance of 1,849,381 shares of Class A Common Stock of the Company. Furthermore, 13,880,866 shares of Class A Common Stock have been repurchased and subsequently retired under Repurchase Programs (as the term is defined below) authorized by the Company’s board of directors (the “Board”). Pursuant to the Definitive OpCo second amended and restated limited liability company agreement entered into in connection with the IPO, LLC Units were issued on a one-for-one basis in connection with the vesting of RSUs and LLC Units were cancelled on a one-for-one basis in connection with the repurchases of shares of the Company’s Class A Common Stock.

As of September 30, 2025 and December 31, 2024, the Company held ownership interests in Definitive OpCo of 72.9% and 74.3%, respectively, and noncontrolling interests of 27.1% and 25.7%, respectively.

14. Accumulated Other Comprehensive (Deficit) Income

The following tables summarize the changes in AOCI for the three and nine months ended September 30, 2025 and 2024, respectively.

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
(in thousands)	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized Gain on Investments	Foreign Currency Translation Adjustments	Total	Unrealized Loss on Cash Flow Hedges	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1,243)	$39	$(133)	$(1,337)	$(19)	$87	$(678)	$(610)
Other comprehensive (loss) income before reclassifications	(242)	19	6	(217)	(928)	(29)	551	(406)
Amounts reclassified from AOCI	10	—	—	10	(528)	—	—	(528)
Ending balance	$(1,475)	$58	$(127)	$(1,544)	$(1,475)	$58	$(127)	$(1,544)

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
(in thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Investments	Foreign Currency Translation Adjustments	Total	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain on Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$1,601	$(50)	$(494)	$1,057	$2,387	$96	$(374)	$2,109
Other comprehensive income (loss) before reclassifications	(276)	219	159	102	599	73	39	711
Amounts reclassified from AOCI	(815)	—	—	(815)	(2,476)	—	—	(2,476)
Ending balance	$510	$169	$(335)	$344	$510	$169	$(335)	$344

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

During the nine months ended September 30, 2025, the Company repurchased 13.9 million shares of Class A Common Stock under the 2025 Repurchase Program for an aggregate purchase price of $49.5 million, including commissions. As of September 30, 2025, the Company has repurchased an aggregate of 18.7 million shares of Class A Common Stock under the Repurchase Programs for an aggregate purchase price of $71.8 million, including commissions.

Equity-Based Compensation

The Company recognizes equity-based compensation expense associated with awards granted under equity incentive plans. Equity-based compensation expense is allocated to all departments based on the recipients of the compensation. A summary of the expense by line item in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, respectively, is provided in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$157	$88	$497	$668
Sales and marketing	1,062	829	3,279	4,786
Product development	1,299	1,218	4,454	6,928
General and administrative	4,166	4,161	12,753	18,338
Total compensation expense	$6,684	$6,296	$20,983	$30,720

During the three and nine months ended September 30, 2025, the Company accelerated the vesting of 199,625 and 557,433 previously unvested time-based RSUs, respectively, in connection with the departure of certain executive-level employees. The remaining unvested shares held by the award holders were forfeited upon separation, and the modifications resulted in incremental stock-based compensation charges of approximately $0.3 million and $0.9 million during the three and nine months ended September 30, 2025, respectively.

During the three and nine months ended September 30, 2024, the Company accelerated the vesting of 28,879 and 779,024 previously unvested time-based RSUs, respectively, and 9,300 and 58,565 previously unvested performance-based RSUs (“PSUs”), respectively. Additionally, the Company accelerated the vesting of 7,839 and 67,937 previously unvested LLC units during the three and nine months ended September 30, 2025, respectively. These modifications occurred in connection with departures of certain executive-level employees. Remaining unvested shares held by the award holders were forfeited upon separation, and the modifications resulted in incremental stock-based compensation charges of approximately $0.1 million and $7.4 million during the three and nine months ended September 30, 2024, respectively.

Performance Stock Units with Market Conditions

During the nine months ended September 30, 2025, the Company granted 1,544,724 PSUs to certain executives with a relative total stockholder return (“TSR”) component, pursuant to the Company’s 2021 Equity Incentive Plan. These awards vest based on the satisfaction of certain service conditions, market conditions, and performance-based conditions measured over a cumulative three-year period ended December 31, 2027. The earned payout of these PSUs, if at all, will range from 0% to 200% of target, based upon achievement of certain cumulative performance goals, which include revenue and adjusted EBITDA margin targets determined by the Company with a relative TSR multiplier up to plus or minus 20%. For fiscal year 2025, the revenue and adjusted EBITDA margin targets have been determined, with the fiscal year 2026 and 2027 targets to be determined within 75 days following the end of the previous applicable fiscal year, and the three-year cumulative performance targets set in 2027. In accordance with ASC 718, Compensation - Stock Compensation, the grant date for these PSUs can only be established when a mutual understanding of the terms of the award are established, including the specific targets for the cumulative performance period being explicitly defined in 2027. In addition, the awards are not forfeited in the event an interim annual target for 2025 or 2026 is not attained and accordingly, there is no service inception date prior to the grant date. Accordingly, measurement of stock-based compensation attributed to these PSUs will be based on the grant date fair value using a Monte-Carlo valuation model once the grant date is determined, with the resulting stock-based compensation expense recorded over the substantive service period in 2027.

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

The Company recognized approximately $0.6 million and $1.7 million in stock-based compensation expense associated with PSUs with market conditions during the three and nine months ended September 30, 2025, respectively, and $0.6 million and $1.1 million during the three and nine months ended September 30, 2024, respectively.

16. Income Taxes

During the nine months ended September 30, 2025, management performed an assessment of the recoverability of deferred tax assets. Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has recorded a valuation allowance for all years on its net operating loss carryforwards, R&D credit carryforwards, and other net deferred tax assets that remain after all sources of taxable income are exhausted, not supportable by the “naked credit” deferred tax liability sourced income as of September 30, 2025.

As of September 30, 2025 and December 31, 2024, the Company has recorded net deferred tax liabilities of $14.0 million and $24.5 million, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring elements of the Tax Cuts and Jobs Act, revisions to the international tax framework, and the reinstatement of favorable tax treatment for certain business-related provisions. OBBBA has multiple effective dates, with certain provisions effective in 2025. While the enactment of OBBBA does not materially affect the Company's deferred tax assets or income tax expense due to the existing valuation allowance, it resulted in an increase to the Company’s TRA liability of approximately $7.6 million during the third quarter of 2025. This change stems primarily from updates to tax law concerning software development expenses under Section 174 of the Internal Revenue Code (the “Code”).

The Company's effective tax rate was (3.0)% and 6.8% for the three months ended September 30, 2025 and 2024, respectively, and 5.2% and 6.7% for the nine months ended September 30, 2025 and 2024, respectively. The Company’s effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance recorded, foreign tax rates that differ from the U.S. statutory tax rate, and partnership income that is not taxed.

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

Tax Receivable Agreement

Pursuant to the Company’s election under Section 754 of the Code, the Company expects to obtain an increase in its share of the tax basis in the net assets of Definitive OpCo when LLC Units are redeemed or exchanged by other members. The Company intends to treat any redemptions and exchanges of LLC Interest as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that would otherwise be paid in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) among the Company, Definitive OpCo, and the TRA Parties and has recorded a liability under the TRA of $38.2 million and $63.2 million as of September 30, 2025 and December 31, 2024, respectively. The $25.0 million decrease in the TRA liability during the nine months ended September 30, 2025 was primarily driven by a $10.6 million remeasurement of the liability based on future realizability of tax attributes with an offsetting adjustment to statement of operations and $13.8 million of payments to TRA Parties, while concurrently decreasing $0.6 million with an offsetting adjustment to additional paid-in capital for current year exchange transactions and redemptions. Under the TRA, the Company generally will be required to pay to the TRA Parties 85% of the amount of cash savings, if any, in U.S. federal, state, or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax basis adjustments resulting from (a) acquisitions by the Company of LLC Units from pre-IPO holders in connection with the IPO, and (b) subsequent redemptions or exchanges of LLC Units by holders for Class A Common Stock or other consideration, (ii) certain tax attributes acquired by the Company from the Blocker Companies in the Reorganization Transactions, and (iii) certain payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A Common Stock for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Numerator:
Net loss	$(17,792)	$(187,824)	$(182,150)	$(506,729)
Less: Net loss attributable to noncontrolling interests	(2,954)	(56,928)	(52,533)	(152,680)
Net loss attributable to Definitive Healthcare Corp.	$(14,838)	$(130,896)	$(129,617)	(354,049)

The following table sets forth the computation of basic and diluted net loss per share of Class A Common Stock for the three and nine months ended September 30, 2025 and 2024 (per share amounts unaudited).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except number of shares and per share amounts)	2025	2024	2025	2024
Basic net loss per share attributable to common stockholders
Numerator:
Allocation of net loss attributable to Definitive Healthcare Corp.	$(14,838)	$(130,896)	$(129,617)	$(354,049)
Denominator:
Weighted average number of shares of Class A Common Stock outstanding	103,783,012	116,382,021	107,760,787	117,185,701
Net loss per share, basic and diluted	$(0.14)	$(1.12)	$(1.20)	$(3.02)

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

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the period presented because their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2025	2024
Definitive OpCo LLC Units (vested and unvested)	38,349,047	39,460,224
Restricted Stock Units	15,219,918	9,092,737

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

The following table presents the operating financial results of our single reportable segment, including revenue, significant expenses regularly provided to the CODM, and net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue	$60,046	$62,697	$179,987	$189,914
Total cost of revenue	14,053	13,666	43,621	40,047
Sales and marketing	20,380	20,130	61,502	63,435
Product development	7,553	7,282	24,822	27,536
General and administrative	12,364	11,354	37,306	40,764
Other segment items, net (1)(2)	22,964	211,813	204,792	561,265
Benefit from income taxes	(524)	13,724	9,906	36,404
Net loss	$(17,792)	$(187,824)	$(182,150)	$(506,729)

(1)
For the three months ended September 30, 2025, other segment items, net includes a TRA remeasurement loss of $7.1 million, depreciation and amortization expense of $9.1 million, transaction, integration, and restructuring expenses of $5.3 million, interest expense of $3.0 million, interest income of $1.7 million, and net foreign currency transaction losses of $0.1 million. For the three months ended September 30, 2024, other segment items, net includes a goodwill impairment charge of $228.2 million, a TRA remeasurement gain of $24.2 million, depreciation and amortization expense of $9.5 million, interest expense of $3.7 million, interest income of $3.7 million, transaction integration, and restructuring income, net of $2.0 million, and net foreign currency transaction losses of $0.4 million.
(2)
For the nine months ended September 30, 2025, other segment items, net includes a goodwill impairment charge of $176.5 million, a TRA remeasurement gain of $10.6 million, depreciation and amortization expense of $26.6 million, interest expense of $8.4 million, transaction integration, and restructuring expenses of $7.2 million, interest income of $5.5 million, net foreign currency transaction losses of $1.6 million, and a loss on the partial extinguishment of debt of $0.5 million. For the nine months ended September 30, 2024, other segment items, net includes a goodwill impairment charge of $591.8 million, a TRA remeasurement gain of $68.2 million, depreciation and amortization expense of $28.2 million, interest income of $11.4 million, interest expense of $11.3 million, transaction integration, and restructuring expenses of $9.4 million, and net foreign currency transaction losses of $0.1 million.

19. Related Parties

The Company has engaged in revenue transactions within the ordinary course of business with entities affiliated with its Sponsors and with members of the Board. During each of the three months ended September 30, 2025 and 2024, the Company recorded revenue from related parties of $0.3 million. During the nine months ended September 30, 2025 and 2024, the Company recorded revenue from related parties of $0.6 million and $0.7 million, respectively. Receivables for related party revenue transactions amounted to $0.1 million and $0.2 million at September 30, 2025 and December 31, 2024, respectively.

During the three and nine months ended September 30, 2025, the Company also paid $0.3 million and $0.7 million, respectively, to related parties for transactions within the ordinary course of business. Payables to related parties amounted to $0.1 million at September 30, 2025. There were no such payments or payables during the three and nine months ended September 30, 2024.

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

Overview

Definitive Healthcare is a leading provider of healthcare commercial intelligence. Our solutions are designed to provide accurate and comprehensive information on healthcare providers and their activities to help our customers optimize everything from product development to go-to-market planning and sales and marketing execution. Delivered through our software as a service (“SaaS”) platform, our intelligence has become important to the commercial success of our approximately 2,400 customers as of September 30, 2025. We generally define a customer as a company that maintains one or more active paid subscriptions to our platform.

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

Goodwill Impairment

During the first quarter of 2025, we experienced declines in our market capitalization as a result of sustained decreases in our stock price, which represented a triggering event requiring our management to perform a quantitative goodwill impairment test as of the end of the first quarter of 2025. As a result of the impairment test, we determined that the fair value of our single reporting unit was lower than its carrying value and, accordingly, recorded a non-cash, pre-tax, goodwill impairment charge of $176.5 million during the first quarter of 2025. The goodwill impairment charge did not affect our liquidity or the financial covenants in our outstanding debt agreement. There were no triggering events identified during the third quarter of 2025 that would have required our management to perform a goodwill impairment test.

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

In fiscal year 2024, we recorded impairment charges of $1.2 million related to the consolidation of certain leased office space at our corporate headquarters. These charges comprised $0.9 million relating to the operating lease right-of-use assets and $0.3 million relating to the leasehold improvements. During the nine months ended September 30, 2025, we incurred additional impairment charges of $0.4 million related to the operating lease right-of-use assets. These charges were recognized within transaction, integration, and restructuring expenses in our unaudited condensed consolidated statements of operations for each respective period.

Sales Execution Challenges

As part of the 2024 Restructuring Plan, we made significant changes to our go-to-market team that reduced overlay expenses, created a separate group and sales motion for our small and medium sized customers, and allocated more resources to our Enterprise Customers (as the term is defined below). These changes created disruptions to our sales efforts in 2024, impacting both new customer acquisition and upsell to existing customers. These factors, in addition to the lower than historical renewal rates we observed through the second half of 2024 and throughout 2025, have impacted, and we expect will continue to impact, our results in 2025.

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

We have been observing changes in the healthcare claims data market as a result of data source disruption in calendar year 2024, including how data providers are reviewing pricing, data availability, and use terms, all of which may negatively impact the prices at which we acquire such data. We are continuing to evaluate these and other past and potential future direct and indirect impacts on our business and results of operations. We are working to mitigate potential risk through renegotiation of select existing agreements and the addition of new data sources.

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

Our total customer count, which includes smaller customers, was approximately 2,400 as of September 30, 2025, compared with approximately 2,570 customers as of September 30, 2024. Our Enterprise Customer accounts have decreased by 10 to 520 customers as of September 30, 2025 compared with 530 customers as of September 30, 2024. Our smaller customers have churned at disproportionately higher rates year-over-year, primarily due to current macroeconomic conditions.

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

Expanding Relationships with Existing Customers

We believe there is a significant opportunity to generate additional revenue from our existing customer base of approximately 2,400 customers as of September 30, 2025.

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

Continuing to Innovate and Expand Our Platform

The growth of our business is driven in part by our ability to apply our deep healthcare domain expertise to innovate and expand our platform. We have continually created new products since our founding in 2011. We have continued and plan to continue to invest significantly into our engineering and research and development efforts to enhance our capabilities and functionality and facilitate the expansion of our platform to new use cases and customers. In addition, we work to continuously release updates and new features. While we are primarily focused on organic investments to drive innovation, we will also evaluate strategic acquisitions and investments that further expand our platform.

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

The following table presents our current and total remaining performance obligations as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Current	$164,853	$188,050
Non-current	82,433	105,673
Total	$247,286	$293,723

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

Components of our Results of Operations

Revenue

For the nine months ended September 30, 2025, we derived approximately 97% of our revenue from subscription services and the remainder from professional services. Our subscription services consist primarily of subscription fees for access to our platform and stand-ready support. Our subscription contracts typically have a term ranging from 1 to 3 years and are non-cancellable. We typically bill for services in advance annually, and we typically require payment at the beginning of each annual period. Our subscription revenue is recognized ratably over the contract term. Our professional services revenue typically is derived from non-recurring consulting services or from other one-time deliveries, which are generally capable of being distinct and can be accounted for as separate performance obligations. Revenue related to these professional services is recognized at a point in time when the performance obligations under the terms of the contract are satisfied and control has been transferred to the customer.

As part of the 2024 Restructuring Plan, we made significant changes to our go-to-market team that reduced overlay expenses, created a separate group and sales motion for our small and medium sized customers, and allocated more resources to our Enterprise Customers. These changes disrupted our sales efforts in 2024, coupled with continued macroeconomic headwinds and sales execution challenges throughout 2024. As we moved through 2024 and 2025, we have not seen subscription renewals return to historical levels. Based on these impacts, we expect our revenue to decline in 2025 compared with 2024.

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

We have been observing changes in the healthcare claims data market as a result of data source disruption since early 2024, including how data providers are reviewing pricing, data availability, and use terms, all of which may negatively impact the prices at which we acquire such data. We are working to mitigate potential risk through the renegotiation of select existing agreements and the addition of new data sources.

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

Other income (expense), net consists primarily of the revaluation of TRA liabilities, realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, and a loss on the partial extinguishment of debt. Significant changes in the projected liability resulting from the TRA may occur based on changes in anticipated future taxable income, changes in applicable tax rates, or other changes in tax attributes that may occur and could affect the expected future tax benefits to be received by us. We do not have significant exposure to foreign exchange volatility and do not anticipate foreign currency transaction gains or losses to materially impact our results of operations.

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue	$60,046	$62,697	$179,987	$189,914
Cost of revenue:
Cost of revenue exclusive of amortization	9,069	10,077	28,010	29,717
Amortization	4,984	3,589	15,611	10,330
Total cost of revenue	14,053	13,666	43,621	40,047
Gross profit	45,993	49,031	136,366	149,867
Operating expenses:
Sales and marketing	20,380	20,130	61,502	63,435
Product development	7,553	7,282	24,822	27,536
General and administrative	12,364	11,354	37,306	40,764
Depreciation and amortization	9,076	9,474	26,604	28,205
Transaction, integration, and restructuring expenses	5,308	(1,995)	7,245	9,390
Goodwill impairment	—	228,153	176,531	591,794
Total operating expenses	54,681	274,398	334,010	761,124
Loss from operations	(8,688)	(225,367)	(197,644)	(611,257)
Total other (expense) income, net	(8,580)	23,819	5,588	68,124
Net loss before income taxes	(17,268)	(201,548)	(192,056)	(543,133)
(Provision for) benefit from income taxes	(524)	13,724	9,906	36,404
Net loss	(17,792)	(187,824)	(182,150)	(506,729)
Less: Net loss attributable to noncontrolling interests	(2,954)	(56,928)	(52,533)	(152,680)
Net loss attributable to Definitive Healthcare Corp.	$(14,838)	$(130,896)	$(129,617)	$(354,049)

Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024

Revenue

Revenue decreased $2.7 million, or 4%, in the three months ended September 30, 2025 compared with the same period in the prior year due to lower subscription revenue of $2.7 million, partially offset by higher professional services revenue of less than $0.1 million. Revenue attributable to customers that existed prior to the start of 2025 decreased $9.4 million, which was partially offset by a $6.7 million increase in revenue from new customers in 2025, inclusive of revenue from a data partnership that was launched earlier this year.

Cost of Revenue

Cost of revenue increased $0.4 million, or 3%, in the three months ended September 30, 2025 compared with the same period in the prior year. The increase was driven primarily by a $1.4 million increase in amortization expense resulting from new data asset purchases and higher rates of amortization on certain technology assets amortized under economic consumption methods, partially offset by a $0.8 million decrease in hosting fees and data subscription and collection costs. Though we continue to experience increased data and hosting costs as a result of expanded customer usage of our platform, the period-over-period net decrease in these costs was due to one-time credits resulting from renegotiations on existing data contracts and the exit of a major data contract from a prior acquisition that no longer provided an economic benefit to the Company. We also experienced a $0.2 million decrease in personnel costs, including stock-based compensation, which was primarily driven by a moderate reduction in headcount.

Operating Expenses

Operating expenses decreased $219.7 million, or 80%, during the three months ended September 30, 2025 compared with the same period in the prior year. The decrease to operating expense was primarily due to a goodwill impairment charge of $228.2 million incurred in the prior year period, which did not repeat in the current year period, and:

•
An increase in sales and marketing expense of $0.3 million for the three months ended September 30, 2025. There were no individually significant drivers that contributed to the change from the comparable period in the prior year;
•
An increase in product development expense of $0.3 million for the three months ended September 30, 2025, primarily due to increased costs associated with new software application investments during the current year, partially offset by lower personnel costs in the current period resulting from an increase in capitalized payroll and third-party costs related to internal-use software development;
•
An increase in general and administrative expense of $1.0 million for the three months ended September 30, 2025, primarily due to consulting fees and severance costs associated with strategic transition initiatives and the write-off of deferred offering costs associated with the Company’s expired shelf registration, partially offset by reductions in bad debt expense.
•
A decrease in depreciation and amortization expense of $0.4 million for the three months ended September 30, 2025, primarily as a result of certain customer relationship intangible assets utilizing economic consumption amortization methods with lower amortization in the current period; and
•
An increase in transaction, integration, and restructuring expenses of $7.3 million for the three months ended September 30, 2025, primarily driven by higher acquisition and integration costs during the current period, including an integration charge to recognize a liability for a major data contract from a prior acquisition that no longer provided an economic benefit to the Company.

Total Other (Expense) Income, Net

Total other expense, net was $8.6 million for the three months ended September 30, 2025 compared to total other income, net, of $23.8 million in the same period in the prior year. The change was primarily driven by a TRA liability remeasurement loss of $7.1 million during the three months ended September 30, 2025 due largely to tax law updates concerning software development expenses under Internal Revenue Code Section 174 (“IRC 174”) from the codification of the One Big Beautiful Bill Act (the “OBBBA”), compared with a $24.2 million gain during the same period in the prior year. The TRA liability remeasurement gain in the prior year was primarily driven by a $228.2 million goodwill impairment charge incurred during the three months ended September 30, 2024. Also contributing to the change was a foreign currency transaction loss of $0.1 million in the current year period, compared with a loss of $0.4 million in the prior year period, as well as interest expense, net, of $1.3 million in the current period, compared with interest expense, net, of less than $0.1 million in the prior year period.

(Provision For) Benefit From Income Taxes

Provision for income taxes was $0.5 million for the three months ended September 30, 2025 compared to a benefit from income taxes of $13.7 million in the comparable prior year period. The overall change was primarily attributed to the $228.2 million impairment of goodwill during the prior period, resulting in a reduction of indefinite-lived deferred tax liabilities. The resulting income tax benefit from the goodwill impairment did not reoccur in the current period.

Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024

Revenue

Revenue decreased $9.9 million, or 5%, in the nine months ended September 30, 2025 compared with the same period in the prior year due to lower subscription revenue of $10.9 million, partially offset by higher professional services revenue of $1.0 million. Revenue attributable to customers that existed prior to the start of 2025 decreased $24.1 million, which was partially offset by a $14.2 million increase in revenue from new customers in 2025, inclusive of revenue from a data partnership that was launched earlier this year.

Cost of Revenue

Cost of revenue increased $3.6 million, or 9%, in the nine months ended September 30, 2025 compared with the same period in the prior year. The increase was driven primarily by a $5.3 million increase in amortization expense resulting from new data asset purchases and higher rates of amortization on certain technology assets amortized under economic consumption methods, partially offset by a $0.9 million decrease in hosting fees and data subscription and collection costs. Though we continue to experience increased data and hosting costs as a result of expanded customer usage of our platform, the year-over-year net decrease in these costs was due to one-time credits resulting from renegotiations on existing data contracts and the exit of a major data contract from a prior acquisition that no longer provided an economic benefit to the Company. We also experienced a $0.8 million decrease in personnel costs, including stock-based compensation, which was primarily driven by a moderate reduction in headcount.

Operating Expenses

Operating expenses, which included goodwill impairment charges of $176.5 million and $591.8 million incurred during the nine months ended September 30, 2025 and 2024, respectively (refer to Note 8. Goodwill and Intangible Assets to our accompanying unaudited condensed consolidated financial statements for further details), decreased $427.1 million, or 56%, during the nine months ended September 30, 2025 compared with the same period in the prior year. The decrease to operating expense as compared to the prior-year period was primarily due to a lower goodwill impairment charge in the current period and:

•
A decrease in sales and marketing expense of $1.9 million for the nine months ended September 30, 2025, primarily due to lower personnel costs in the current period, including stock-based compensation expense, resulting from the 2024 Restructuring Plan and the departure of certain executive-level employees in the prior year, which did not repeat at the same level during the nine months ended September 30, 2025, partially offset by increased costs associated with new software applications, and with certain sales and marketing events and advertising campaigns in the current period;
•
A decrease in product development expense of $2.7 million for the nine months ended September 30, 2025, primarily driven by lower personnel costs in the current period, including stock-based compensation expense. Higher stock-based compensation costs in the first quarter of 2024 associated with equity grant modifications were primarily driven by the 2024 Restructuring Plan, which did not repeat at the same level during the current period. Capitalized payroll and third-party costs related to internal-use software development also increased during the current period, further contributing to the year-over-year decrease in product development expense, which was partially offset by increased costs associated with new software application investments in the current period;
•
A decrease in general and administrative expense of $3.5 million for the nine months ended September 30, 2025, primarily driven by lower stock-based compensation expense in the current period. Higher costs incurred in the prior period associated with equity grant modifications were primarily driven by the 2024 Restructuring Plan and the departure of certain executive-level employees, which did not repeat at the same level during the current period. Also during the current period, we experienced reductions in bad debt expense and business insurance costs. These decreases were partially offset by higher personnel costs, including consulting fees and severance costs associated with strategic transition initiatives, higher franchise taxes, and a charge for the write-off of deferred offering costs associated with the Company’s expired shelf registration;
•
A decrease in depreciation and amortization expense of $1.6 million for the nine months ended September 30, 2025, primarily driven by certain customer relationship intangible assets utilizing economic consumption amortization methods with lower amortization in the current period; and
•
A decrease in transaction, integration, and restructuring expenses of $2.1 million for the nine months ended September 30, 2025, primarily driven by higher costs incurred in the prior year period associated with the 2024 Restructuring Plan and the consolidation of certain leased office facilities, which did not repeat at the same level during the current period, partially offset by higher acquisition and integration costs during the current period, including an integration charge to recognize a liability for a major data contract from a prior acquisition that no longer provided an economic benefit to the Company.

Total Other Income, Net

Total other income, net was $5.6 million for the nine months ended September 30, 2025 compared to $68.1 million in the same period in the prior year. The decrease was primarily driven by a $57.5 million decrease in the TRA liability remeasurement gain during the nine months ended September 30, 2025, compared with the same period in the prior year. The TRA liability remeasurement gain was lower in the current period, primarily as a result of a $415.3 million decrease in goodwill impairment charges incurred during the nine months ended September 30, 2025 compared with the same period in 2024, and to a lesser extent by a TRA remeasurement loss in the current quarter driven by tax law updates concerning software development expenses under IRC 174 from the codification of the OBBBA. Also contributing to the decrease in other income, net was a foreign currency transaction loss of $1.6 million in the current year period, compared with a loss of $0.1 million in the prior year period, interest expense, net, of $3.0 million in the current year period, compared with interest income, net, of less than $0.1 million in the prior year period, and a $0.5 million loss on the partial extinguishment of debt incurred during the nine months ended September 30, 2025.

Benefit from Income Taxes

Benefit from income taxes was $9.9 million for the nine months ended September 30, 2025 compared to $36.4 million in the comparable prior year period. The decrease was primarily attributed to a $415.3 million decrease in goodwill impairment charges during the current period, resulting in reduced income tax benefits from the reduction of indefinite-lived deferred tax liabilities.

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

The following table presents a reconciliation of gross profit and gross margin to adjusted gross profit and adjusted gross margin, respectively, for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Reported gross profit and margin	$45,993	77%	$49,031	78%	$136,366	76%	$149,867	79%
Amortization of intangible assets resulting from acquisition-related purchase accounting adjustments(a)	3,224	5%	2,573	4%	9,565	5%	7,383	4%
Equity-based compensation costs	157	0%	88	0%	497	0%	668	0%
Adjusted gross profit and margin	$49,374	82%	$51,692	82%	$146,428	81%	$157,918	83%
a)
Amortization of intangible assets resulting from purchase accounting adjustments represents non-cash amortization of acquired intangibles, primarily resulting from the Advent Acquisition.

Adjusted EBITDA and Adjusted EBITDA Margin

We present “Adjusted EBITDA” as a measure of our operating performance. EBITDA is defined as earnings before (i) debt-related costs, including interest expense (income), net and loss on partial extinguishment of debt, (ii) provision for (benefit from) income taxes, and (iii) depreciation and amortization. Management further adjusts EBITDA in its presentation of Adjusted EBITDA to exclude (i) other expense (income), net, (ii) equity-based compensation, (iii) transaction, integration, and restructuring expenses, (iv) goodwill impairment, and (v) other non-core items. We exclude these items because they are by nature non-cash, non-recurring, and/or unrelated to our core operations, and therefore we do not believe them to be representative of ongoing operational performance. Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of revenue. Adjusted EBITDA and Adjusted EBITDA Margin are key metrics used by management and our Board to assess the profitability of our operations. We believe these metrics provide useful measures to investors to assess our operating performance and in measuring the profitability of our operations on a consolidated level.

The following table presents a reconciliation of net loss and margin to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net loss and margin	$(17,792)	(30)%	$(187,824)	(300)%	$(182,150)	(101)%	$(506,729)	(267)%
Interest expense (income), net	1,331	2%	7	0%	2,953	2%	(58)	(0)%
Provision for (benefit from) income taxes	524	1%	(13,724)	(22)%	(9,906)	(6)%	(36,404)	(19)%
Loss on partial extinguishment of debt	—	0%	—	0%	507	0%	—	0%
Depreciation & amortization	14,060	23%	13,063	21%	42,215	23%	38,535	20%
EBITDA and margin	(1,877)	(3)%	(188,478)	(301)%	(146,381)	(81)%	(504,656)	(266)%
Other expense (income), net (a)	7,249	12%	(23,826)	(38)%	(9,048)	(5)%	(68,066)	(36)%
Equity-based compensation (b)	6,684	11%	6,296	10%	20,983	12%	30,720	16%
Transaction, integration, and restructuring expenses (c)	5,308	9%	(1,995)	-3%	7,245	4%	9,390	5%
Goodwill impairment (d)	—	0%	228,153	364%	176,531	98%	591,794	312%
Other non-core items (e)	1,585	3%	465	1%	2,981	2%	2,375	1%
Adjusted EBITDA and margin	$18,949	32%	$20,615	33%	$52,311	29%	$61,557	32%

(a)
Primarily represents foreign exchange and TRA liability remeasurement gains and losses.
(b)
Equity-based compensation represents non-cash compensation expense recognized in association with equity awards made to employees and directors.
(c)
Transaction and integration expenses primarily represent legal, accounting, and consulting expenses and fair value adjustments for contingent consideration related to our acquisitions and strategic partnerships, inclusive of an integration charge in the third quarter of 2025 to recognize a liability for a major data contract from a prior acquisition that no longer provided an economic benefit to the Company. Restructuring expenses relate to the 2024 Restructuring Plan as well as impairment and restructuring charges related to office closures, relocations, and consolidations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Merger and acquisition due diligence and transaction costs	$3,341	$1,114	$4,789	$2,410
Integration costs	5,087	211	6,046	939
Fair value adjustment for contingent consideration	(3,280)	(3,510)	(3,970)	(3,240)
Restructuring charges for severance and other separation costs	—	190	28	8,009
Office closure and relocation restructuring charges and impairments	160	—	352	1,272
Total transaction, integration, and restructuring expenses	$5,308	$(1,995)	$7,245	$9,390

(d)
Goodwill impairment represents non-cash, pre-tax, goodwill impairment charges. We experienced declines in our market capitalization as a result of sustained decreases in our stock price, which represented triggering events requiring our management to perform quantitative goodwill impairment tests as of the end of the first quarter of 2025 and multiple quarters in fiscal year 2024. As a result of the impairment tests conducted, we determined that the fair value of our single reporting unit was lower than its carrying value and, accordingly, recorded the impairment charges.
(e)
Other non-core items represent expenses driven by events that are typically by nature one-time, non-operational, and/or unrelated to our core operations. These expenses are comprised of non-core legal and regulatory costs isolated to unique and extraordinary litigation, legal and regulatory matters that are not considered normal and recurring business activity, including sales tax accrual adjustments inclusive of penalties and interest for sales taxes that we may have been required to collect from customers in certain previous years, and other non-recurring legal and regulatory matters. Other non-core items also include consulting fees and severance costs associated with strategic transition initiatives, as well as professional fees related to financing, capital structure changes, and other non-core items, including a charge in the third quarter of 2025 for the write-off of deferred offering costs associated with the Company’s expired shelf registration.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Non-core legal and regulatory	$340	$363	$371	$(1)
Consulting and severance costs for strategic transition initiatives	713	3	1,671	2,218
Other non-core expenses	532	99	939	158
Total other non-core items	$1,585	$465	$2,981	$2,375

Liquidity and Capital Resources

Overview

As of September 30, 2025, we had $108.3 million of cash and cash equivalents, $77.6 million of short-term investments, and $49.7 million available under our Revolving Credit Facility (as the term is defined below). Our principal sources of liquidity are cash and cash equivalents and short-term investments on hand, as well as the cash flows we generate from operations. Our principal uses of liquidity have been, and are expected to continue to be, primarily for investment in long-term growth of the business through capital expenditures and acquisitions, as well as for various other financing activities, including debt services (see Note 10. Long-Term Debt to our accompanying unaudited condensed consolidated financial statements for further details), repurchases of our Class A Common Stock, distributions to members of Definitive OpCo, and payments under our TRA liability.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash provided by (used in):
Operating activities	$51,057	$50,061
Investing activities	97,524	(139)
Financing activities	(146,877)	(43,381)
Change in cash and cash equivalents (excluding effect of exchange rate changes)	$1,704	$6,541

Cash Provided by Operating Activities

Net cash provided by operating activities was $51.1 million during the nine months ended September 30, 2025, primarily as a result of a net loss of $182.2 million, offset by non-cash charges of $227.8 million. The non-cash charges were primarily comprised of $176.5 million in goodwill impairment charges recorded during the nine months ended September 30, 2025, a gain on remeasurement of the TRA of $10.6 million, amortization of intangible assets of $39.9 million, equity compensation costs of $21.0 million, amortization of deferred contract costs of $11.9 million, a decrease in deferred taxes of $10.3 million, and a $0.5 million loss on the partial extinguishment of debt. The net increase in operating assets and liabilities of $5.4 million for the nine months ended September 30, 2025 was primarily driven by cash inflows resulting from a decrease in accounts receivable of $19.4 million and higher accounts payable, accrued expenses, and other liabilities, collectively, of $0.4 million. These factors were partially offset by cash outflows resulting from an increase in deferred contract costs of $9.4 million, an increase in prepaid expenses and other assets of $3.5 million, and a decrease in deferred revenue of $1.5 million due to the timing of billings and cash received in advance of revenue recognition for subscription services.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities during the nine months ended September 30, 2025 was $97.5 million, driven primarily by $173.9 million in maturities of short-term investments, partially offset by $64.1 million in purchases of short-term investments, and $12.3 million in purchases of property (including software), equipment, and data assets.

Cash Used in Financing Activities

Cash used in financing activities during the nine months ended September 30, 2025 was $146.9 million, driven by net repayments of the 2021 Term Loan (as defined below) of $75.6 million, payments of $49.5 million for repurchases of our Class A Common Stock, including commissions, payments of $13.8 million under the TRA, taxes paid related to the net share settlement of equity awards of $3.5 million, distributions to members of $2.8 million, and payments of debt issuance costs of $1.7 million.

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

The loans under the Term Facility and the Revolving Credit Facility mature on January 16, 2030. The Facilities are guaranteed, subject to customary exceptions, by all of DH Holdings’ wholly-owned domestic restricted subsidiaries and AIDH Buyer, LLC, a Delaware limited liability company and the direct parent company of DH Holdings (“Holdings”), and are secured by associated collateral agreements that pledge a lien on substantially all of DH Holdings’ assets, including fixed assets and intangibles, and the assets of the guarantors, in each case, subject to customary exceptions (the “Pledged Assets”). As of September 30, 2025, the Pledged Assets of these subsidiaries approximated $649.0 million, and the net assets of these subsidiaries approximated $335.5 million.

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

There was no outstanding balance on the Revolving Credit Facility as of September 30, 2025, though we provided a standby letter of credit of $0.3 million to the lessor of our corporate headquarters in lieu of a security deposit, reducing the amount available under our Revolving Credit Facility to $49.7 million.

The 2021 Credit Agreement, as amended, includes certain financial covenants for which we were compliant as of September 30, 2025 and December 31, 2024. Refer to Note 10. Long-Term Debt to our accompanying unaudited condensed consolidated financial statements for further information.

In connection with the DH Holdings Credit Agreement Amendment, we repaid $69.1 million of outstanding principal amount of the Term Facility and reduced our borrowing capacity under the Revolving Credit Facility by $25.0 million. As a result, we incurred a loss on partial extinguishment of debt of $0.5 million during the first quarter of 2025 attributed to the derecognition of a proportionate amount of the unamortized debt discount, a result of repaying the $69.1 million of outstanding principal on the Term Facility and reducing our Revolving Credit Facility. In addition, we capitalized financing costs totaling $1.7 million, of which $1.2 million related to the Term Facility and $0.5 million related to the Revolving Line of Credit. The financing costs associated with the Term Facility are recorded as a contra-debt balance in term loan, net of current portion in the consolidated balance sheets and are amortized over the remaining life of the loan using the effective interest method. The financing costs associated with the Revolving Line of Credit are recorded in other assets in the unaudited condensed consolidated balance sheets and are amortized over the life of the arrangement. At September 30, 2025 and December 31, 2024, the unamortized financing costs were $0.5 million and $0.3 million, respectively.

Financing Obligations

Financing obligations generally include repayment of principal amounts of the 2021 Term Loan, lease payments, and purchase obligations. With the exception of the DH Holdings Credit Agreement Amendment as described under Debt Obligations, there have been no material changes to our financing obligations during the nine months ended September 30, 2025. Refer to Note 5. Leases and Note 14. Commitments and Contingencies to our consolidated financial statements included in our 2024 Form 10-K for further information.

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

The timing and the amount of any repurchased Class A Common Stock will be determined by our management based on its evaluation of market conditions and other factors. The repurchase program will be funded using our working capital. Any repurchased shares of Class A Common Stock will be retired. The repurchase program does not obligate us to acquire any particular amount of Class A Common Stock, and the repurchase program may be suspended or discontinued at any time at our discretion. As of September 30, 2025, an aggregate of 18.7 million shares of Class A Common Stock have been repurchased under the Repurchase Programs.

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

Capital Expenditures

Capital expenditures increased by $10.9 million to $12.3 million for the nine months ended September 30, 2025 compared to $1.4 million for the same period in the prior year, primarily driven by higher spend on software, using both internal and third-party resources, and data assets in the current year compared with the comparable prior year period, along with an increase in capitalized payroll and third-party costs related to internal-use software development.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates including business combinations, goodwill and indefinite-lived intangible assets, and income taxes, see our discussion for the year ended December 31, 2024 included in our 2024 Form 10-K. There have been no material changes to these policies or estimates as of September 30, 2025.

New Accounting Pronouncements

See new accounting pronouncements described under “—Recently Issued Accounting Pronouncements Not Yet Adopted” within Note 1. Organization and Basis of Presentation to our accompanying unaudited condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation, interest rates, or currency rates. There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our 2024 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, our management carried out an evaluation, under the supervision and participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the terms of the Amended LLC Agreement, holders of LLC Units have the right to exchange all or a portion of their LLC Units for newly issued shares of Class A Common Stock on a one-for-one basis, which issuances are made in reliance on Section 4(a)(2) of the Securities Act. Upon any such exchange, a corresponding number of shares of Class B Common Stock held by such LLC Unit holders are cancelled. Such exchanges executed in the three months ended September 30, 2025 are as follows:

Date of Exchange	Number of Shares Exchanged
July 1, 2025	8,551
July 21, 2025	1,387
August 11, 2025	21,364
August 25, 2025	15,008
Total	46,310

The following table sets forth certain information with respect to repurchases of our Class A Common Stock during the quarter ended September 30, 2025.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
July 1 - July 31, 2025	879,142	$4.06	879,142	$54,162
August 1 - August 31, 2025	1,147,822	$3.87	1,147,822	$49,719
September 1 - September 30, 2025	290,014	$4.01	290,014	$48,556
Total	2,316,978	$3.96	2,316,978

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1

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

* Filed or furnished herewith

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

DEFINITIVE HEALTHCARE CORP.

November 6, 2025	By:	/s/ Kevin Coop
Date		Name:	Kevin Coop
		Title:	Chief Executive Officer (Principal Executive Officer)

November 6, 2025	By:	/s/ Casey Heller
Date		Name:	Casey Heller
		Title:	Chief Financial Officer (Principal Financial Officer)