Form 10-K
period 2025-12-31
Definitive Healthcare Corp.
filed 2026-02-26
CIK 1861795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

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

The aggregate market value of the Class A common stock held by non-affiliates of the Registrant on June 30, 2025, based on the reported closing price of the Registrant’s Class A common stock on the Nasdaq Global Select Market on that date, was approximately $153.8 million.

The number of shares of Registrant’s Class A common stock outstanding as of February 23, 2026 was 104,472,371.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2026 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference in Part III of this Form 10-K.

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
•
“TRA” refers to the Tax Receivable Agreement between Definitive Healthcare Corp., Definitive OpCo, and the TRA Parties (as the term is defined below). See Note 20. Income Taxes.
•
“TRA Parties” refers to the Continuing Pre-IPO LLC Members, the Reorganization Parties, and any future party to the TRA.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report” or “Form 10-K”) contains forward-looking statements. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

•

The war between Russia and Ukraine, regional instability in the Middle East, global geopolitical and trade tensions, and worsening global macroeconomic conditions could have a material adverse effect on our business, financial condition, and results of operations;

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

Overview

Definitive Healthcare is a leading provider of healthcare data and analytics. We provide accurate, comprehensive information on healthcare providers and their activities, enabling customers to make informed decisions across product development, go-to-market planning, and sales and marketing execution. We also offer claims and consumer analytics built from modeled data on millions of unique consumers to help healthcare organizations target, message, and engage specific healthcare audiences.

Delivered through our SaaS products and solutions, our data is important to the commercial success of our approximately 2,330 customers as of December 31, 2025 and can be applied in ways that ultimately benefit patient access and care. We generally define a customer as a company that maintains one or more active paid subscriptions.

We serve three primary end markets: Life Sciences, Provider, and Diversified. Our Life Sciences customers comprise biopharmaceutical and medical device companies. Providers comprise hospitals, health systems, and other care delivery organizations. Diversified customers include healthcare information technology companies and other organizations operating within the healthcare market, such as staffing firms, commercial real estate firms, financial institutions, and marketing and advertising agencies. Within these organizations, our data serves a broad set of functional groups, including sales, marketing, clinical research, product development, strategy, talent acquisition, and physician network management. Customers access our data products on a subscription basis, and we generate substantially all our revenue from subscription fees.

Definitive Healthcare was founded in 2011 and incorporated as Definitive Healthcare Corp. in May 2021 for the purposes of facilitating an IPO of its Class A common stock, which was completed on September 17, 2021. Our corporate headquarters are located in Framingham, MA. Our primary website address is https://www.definitivehc.com. The information on our website is not incorporated herein or otherwise part of this Annual Report on Form 10-K.

Definitive Healthcare Data Products

Our SaaS-based healthcare data products and solutions are designed to provide comprehensive, accurate information on the U.S. healthcare ecosystem. We aggregate data on healthcare organizations, providers, services, medical and scientific experts, claims, and consumers. Using deep analytics and data science, our data helps customers make insight-driven strategic decisions, such as finding new markets to enter, building comprehensive go-to-market strategies, accessing tactical information to help target the right decision makers, and improving win rates with detailed contextual information. All of this helps our customers succeed in this important but complicated industry.

Our Data Sources and Data Engine

Our comprehensive, high quality healthcare data is made up of thousands of data sources and billions of data points that enrich and power our products. We transform this data into intelligence through AI and machine learning algorithms that ingest, cleanse, link, and analyze the data to create powerful new intelligence and analytics. Each new data source and algorithm created by our data science team makes our products more valuable to our clients. Definitive Healthcare delivers a 360-degree, longitudinal view of the healthcare ecosystem and depicts how the ecosystem connects, creating a true barrier to entry.

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
•
Emerging point solution players, such as AcuityMD and MedScout;
•
Niche healthcare specialists, such as Komodo Health, H1 Healthcare, Trella Health, and Trilliant Health;
•
Ecosystem players that may house or analyze similar intelligence, such as SG2 and Veeva; and
•
Horizontal go-to-market intelligence platforms, such as ZoomInfo, LinkedIn, and Dun & Bradstreet.

We believe the principal competitive factors in our markets are:

•
Depth, breadth, and accuracy of healthcare-specific commercial intelligence;
•
Healthcare subject matter expertise;
•
AI and data science capabilities;
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

We complement our marketing efforts with a highly targeted outbound effort focused on important prospects across our target universe of over 100,000 companies, with an estimated total addressable market of more than $11 billion that includes a more focused serviceable addressable market of approximately $7 billion. These companies are prioritized and targeted with a measurable outbound effort led by our inside sales representative team.

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

Human Capital at Definitive Healthcare

Our community has continued to grow rapidly since our founding 14 years ago. While our people are primarily concentrated in the Boston metro area, we have expanded globally and increased our reach with a flourishing remote employee base.

As of December 31, 2025, our workforce included 686 employees — of whom 678 were employed full time. Of the 686 total employees, 487 were based in the U.S., 42 were based in Europe, and another 157 were based in India. Our workforce brings together professionals from a broad range of teams, including commercial, customer success, product and engineering, and more.

People and culture

Our culture is grounded in collaboration, energy, approachability, and a shared drive to deliver for our customers. These attributes have enabled us to build and sustain a customer-focused environment where employees are willing to roll up their sleeves to get the job done. At the same time, we recognize that there is more to life than work, and we strive to foster an environment where employees can have fun together while maintaining a healthy work-life balance.

We are committed to creating an inclusive workplace where employees are encouraged to come as they are. We value the unique perspectives, backgrounds, and voices of our workforce, recognizing that these diverse experiences fuel innovation, strengthen collaboration, and help us build a more connected community. In support of this commitment, our employee-led affinity groups provide opportunities for individuals to connect around shared experiences. Alongside their allies, these groups promote belonging, understanding, and engagement across the organization.

We also seek to put our community first, both within Definitive Healthcare and in the local communities where our employees live and work. As our organization evolves, DefinitiveCares, our employee-led charitable organization, remains central to who we are. In 2026, we will take a more intentional approach to growth and collaboration by redefining our core values and embedding them throughout the organization. As part of this effort, we plan to establish a DefinitiveCares Committee to guide employee-led initiatives and engagement, both internally and in the communities we serve. These efforts reflect our ongoing focus on fostering collaboration, connection, and shared purpose.

Our workplace culture has continued to receive recognition over the past decade. We were recognized by The Boston Globe as a Top Place to Work for six consecutive years. In 2022 and 2023, we received Stevie Awards for Great Employers, including a Gold Stevie Award and a Silver Stevie Award for Employer of the Year. In 2023 and 2024, we were acknowledged by two independent organizations, being named a Top Workplace USA by Energage and a Great Place to Work in India. Most recently, in 2025, we were named one of Built In’s100 Best Places to Work in Boston.

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

Employee Development and Advancement

Our people are our greatest asset. Enabling their career growth and upward mobility is critical to retaining and engaging our talent. We provide employees with tools, learning, and internal opportunities to find their path and build the skills and abilities to take on new roles. As part of our offerings, we provide a comprehensive learning management system, with a mix of professional, technical, managerial, and leadership development programs across a number of learning pathways.

Each year, we conduct a robust talent review process that includes performance assessments and goal setting to enable growth and employee advancement while creating alignment with both company goals and values. This process ties into our compensation strategy to ensure that we reward, incentivize and retain our highest performers.

Intellectual Property

Our data driven platform and our approach to keeping it current is our defensive moat and protecting our intellectual property is a crucial aspect of our business. While, as of December 31, 2025, we have not pursued any patents, we secure and protect our intellectual property rights in material unregistered intellectual property by entering into invention assignment contracts with all of our employees and confidentiality agreements with our employees, vendors, customers, and other parties with whom we conduct business and share confidential information to control access to our proprietary information, technology and processes. We consider our trademark and related names, marks, and logos to be of material importance to our business, and we have registered or applied for registration for certain of these trademarks, including Definitive Healthcare.

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

In addition, certain individual U.S. state laws, such as the California Consumer Privacy Act (“CCPA”), the Colorado Privacy Act, the Connecticut Personal Data Privacy and Online Monitoring Act, the Virginia Consumer Data Protection Act, the Oregon Consumer Data Privacy Act, the Texas Data Privacy and Security Act, and other global privacy laws, such as the European Union’s (“EU”) General Data Protection Regulation (“GDPR”), govern the privacy and security of personal data, including health-related information in certain circumstances, some of which, in certain aspects, are equally stringent as HIPAA and many of which differ from each other in terms of the obligations they impose, thus complicating our compliance efforts. Any actual or perceived failure to comply with these laws, where applicable, can result in the imposition of significant administrative (e.g., regulatory fines and sanctions), civil and/or criminal penalties, and private litigation. Data privacy and security laws, regulations, industry standards, and other obligations are constantly evolving, may conflict with each other, and failure to comply can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.

Other Available Information

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these filings, available free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC on our website at https://ir.definitivehc.com/financial-information/sec-filings or by contacting our Investor Relations department at our office address listed above. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the references to the URLs for these websites are intended to be inactive textual references only.

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

For the year ended December 31, 2025, we derived 96% of our revenue from subscription services, and we expect to continue to generate substantially all of our revenue from the sale of subscriptions to our platform. As a result, the continued use of healthcare provider data, sales intelligence and healthcare market analytics by the healthcare ecosystem is critical to our future growth and success. If the healthcare data market fails to grow, or grows more slowly than we currently anticipate, or if there is a decrease in the use of healthcare commercial intelligence, demand for our platform would be negatively affected. For example, difficult macroeconomic conditions have impacted our existing and prospective customers, which has in some cases resulted in longer deal cycles, more stringent approval processes and deferred purchasing decisions, and we expect this to continue until macroeconomic conditions improve.

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

Current or future competitors may seek to develop new solutions for more efficiently transforming, cleansing and linking data and creating healthcare commercial intelligence. Such actions may enable a competitor to create a platform that is comparable or superior to ours, that takes substantial market share from us, or that creates or maintains healthcare commercial intelligence at a lower cost than we currently provide. We expect continuous improvements in computer hardware, network operating systems, programming tools, programming languages, large language models (“LLMs”) and AI technology, operating systems, data matching, data filtering, data predicting and other database technologies and the use of the Internet. These improvements, as well as changes in customer preferences or regulatory requirements, may require changes in the technology used to process and analyze data. Our future success will depend, in part, upon our ability to internally develop and implement new and competitive intelligence modules and features, use third-party technologies to source data effectively, and respond to advances in healthcare commercial intelligence and technology. If we fail to respond to changes in healthcare commercial intelligence or technology, our competitors may be able to develop solutions that will take market share from us, and the demand for our platform, the delivery of our solutions or our market reputation could be adversely impacted, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our revenue growth has fluctuated in prior periods. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We cannot guarantee that we will increase or sustain our revenue growth rate in future periods. Further, as we operate in a new and rapidly changing market, widespread acceptance and use of our platform is critical to our future growth and success. Our revenue growth has in the past slowed and may in the future slow or our revenue may decline for a number of other reasons, including reduced demand for our platform, increased competition, a decrease in the growth or reduction in size of our overall market, failure to capitalize on growth opportunities, and the impacts to our business from macroeconomic factors such as the Russia-Ukraine war, regional instability in the Middle East, global geopolitical and trade tensions, and changes in inflation, interest rates, and capital market conditions. Our current and prospective customers are impacted by difficult macroeconomic conditions to varying degrees and as a result, in some cases we are observing deal cycles lengthen for new and existing customers, as well as more stringent approval processes and deferred purchasing decisions, which we expect will impact our growth unless macroeconomic conditions improve.

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

We have incurred operating losses in the past and may continue to incur net losses in the future. For the year ended December 31, 2025, we had a net loss of $199.3 million, compared to a net loss of $591.4 million for the year ended December 31, 2024. We expect our operating expenses to increase in the future as we invest capital to make acquisitions, develop new features, add to our existing intelligence modules and invest in new products and data sources. While in light of macroeconomic conditions we have made efforts to contain our operating expenses, including implementation of restructuring plans in the first and third quarters of 2023 and in the first quarter of 2024, such efforts may not achieve the cost savings that we expect. Our efforts to grow our business may be more costly than we expect and we may not be able to increase our revenue enough to offset higher operating expenses. We may not be able to achieve or sustain profitability in subsequent periods and we may incur significant losses in the future for a number of reasons, including the foregoing as well as unforeseen expenses, difficulties, complications and delays, the other risks described in this Annual Report and other unknown events. The amount of any future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. If we incur losses in the future, any such future losses will have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve or sustain profitability, the market price of our Class A common stock may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired. A decline in the price of our Class A common stock may cause you to lose all or part of your investment.

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

Our ability to compete effectively and to attract new customers and increase revenue from existing customers depends in large part on our ability to continually enhance and improve our platform and the features, intelligence modules and capabilities we offer. It also requires the introduction of compelling new features, intelligence modules and capabilities that reflect the changing nature of our market and available novel technologies (such as AI technologies) to maintain and improve the quality and value of our platform, which depends on our ability to continue investing in innovation and our successful execution and our efforts to improve and enhance our platform. There can be no guarantee that we will be able to develop, acquire, or integrate such capabilities. The success of any enhancement to our platform depends on several factors, including availability, frequent updates, analytics reflecting current healthcare commercial intelligence, competitive pricing, adequate quality testing, integration with existing technologies and overall market acceptance. Any new features, integrations or capabilities that we develop may not be introduced in a timely or cost-effective manner, may contain errors, failures, vulnerabilities or bugs or may not achieve the market acceptance necessary to generate significant revenue. Maintaining adequate research and product development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. Moreover, innovation can be technically challenging and expensive. If we are unable to successfully develop new features, integrations and capabilities to enhance our platform to meet the requirements of current and prospective customers or otherwise gain widespread market acceptance, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the introduction of new services embodying new technologies could render certain of our existing services obsolete.

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

Moreover, our business is subscription-based, and therefore our customers are not obligated to renew their subscriptions after their existing subscriptions expire, which has occurred in the past and may continue to occur in the future. Customers have also renewed at a lower price, including by choosing to reduce the intelligence modules to which they have access and reducing their number of users, and may continue to do so in the future. Most of our subscriptions are sold for multi-year terms, though some organizations purchase a one-year subscription plan. While our subscription agreements typically provide for automatic renewal, our customers have, and may continue to, opt-out of automatic renewal and customers have no obligation to renew a subscription after the expiration of the term. Our customers may or may not renew their subscriptions as a result of a number of factors, including their satisfaction or dissatisfaction with our platform, decreases in the number of users at the organization, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of economic conditions (including as a result of general economic downturns and difficult macroeconomic conditions) or reductions in our paying customers’ spending levels. Our contracts typically require advance notice to terminate, unless we are the party in default. In addition, our customers have in the past, and may continue to in the future, renew for shorter contract lengths if they were previously on multi-year contracts or switch to lower cost offerings of our platform. Our attrition rates have, and may continue to, increase or fluctuate as a result of a number of factors, including customer dissatisfaction with our services, customers’ spending levels, mix of customer base, decreases in the number of users at our customers, competition, pricing increases or changing or deteriorating general economic conditions. If customers do not renew their subscriptions or renew on less favorable terms, we fail to add more users, or if we fail to expand subscriptions of existing customers, our revenue may decline or grow less quickly than anticipated and we may not be able to achieve our anticipated LTV from our customer relationships, which could have a material adverse effect on our business, financial condition and results of operations.

Our use of AI, and the integration of AI with our products and services, may not be successful and may present business, compliance, and reputational challenges which could lead to operational or reputational damage, competitive harm, and additional costs.

We leverage the use of AI in the provision of our solutions and anticipate the use of AI to grow. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient, of poor quality, or contain biased information. If the recommendations, forecasts, analyses, or results that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios present ethical issues. Though our business practices are designed to mitigate many of these risks, if we enable or offer AI solutions that are controversial because of their purported or real impact on human rights, data privacy, employment, or other social issues, we may experience brand or reputational harm.

Furthermore, our competitors, customers, or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively. If any third-party AI tools are trained using or otherwise leverage any of our proprietary data or data sets, our competitive advantage may be impaired, and our ability to commercialize our own AI tools or such data and data sets may be undermined, damaging our operations and business.

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

Any of these risks could harm our business. In addition, to facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, including in light of difficult macroeconomic conditions, even as high interest rates and inflation have recently eased, as well as fluctuations in the capital markets, and may affect our ability to complete subsequent acquisitions or investments and increase the risks of owning our Class A common stock. For example, if we finance acquisitions by issuing equity or convertible debt securities or loans, our existing stockholders may be diluted, or we could face constraints related to the terms of, and repayment obligation related to, the incurrence of indebtedness that could affect the market price of our Class A common stock.

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

Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of sales and marketing, product development, strategy and corporate development and network development. From time to time, there have been and may in the future be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, we have recently experienced significant management turnover, including our appointment of Kevin Coop as our Chief Executive Officer. Additionally, in November 2024, we announced that our former Chief Financial Officer, Richard Booth, would be leaving the Company effective June 1, 2025. After a thorough search process, our Board (the “Board”) appointed Casey Heller, our former Senior Vice President of Finance, to the role of Chief Financial Officer effective June 2, 2025. While we seek to manage such transitions carefully, including by establishing strong processes and procedures and succession planning, such changes may result in a loss of institutional knowledge and cause disruption to our business. The loss of one or more of our executive officers or key employees could have a material adverse effect on our business, financial condition, and results of operations.

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

Our Monocl and AW (as defined below) businesses create exposure to risks inherent in international operations. Any new markets or countries into which we attempt to sell subscriptions to our platform may not be as receptive to our solutions as we anticipate. It is costly to establish, develop and maintain international operations and develop and promote our platform in international markets. A significant increase in international customers or an expansion of our operations into other countries would create additional risks and challenges which could have a material adverse effect on our business, financial condition and results of operations.

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

In light of recent macroeconomic conditions, we have made, and will continue to make, judgments as to whether we should further reduce, relocate or otherwise change our workforce. For example, in January 2024, we took certain actions to reduce our global headcount by 154 employees, which resulted in pre-tax cash restructuring and related charges of approximately $8.1 million incurred during fiscal year 2024, consisting primarily of severance payments, employee benefits, and related cash expenses, as well as non-cash stock-based compensation charges related to the vesting of share-based awards for employees who were terminated. This reduction in force, and any other future reductions, and the attrition that may occur following them, result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. These restructurings and other additional measures we might take to reduce costs could strain our workforce, divert management attention, yield attrition beyond our intended reduction in force, reduce employee morale, cause us to delay, limit, reduce or eliminate certain development plans or otherwise interfere with our ability to operate and grow our business effectively, each of which could have an adverse impact on our business, operating results, and financial condition. Charges and costs incurred in connection with workforce reduction efforts may be significant and higher than estimated. We may not complete the current or any future restructuring activities on the anticipated timetable, and even if successfully completed, we may not achieve the anticipated cost savings, operating efficiencies or other benefits of such activities.

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

Global geopolitical and trade tensions may also be disruptive to our business, including as a result of the military conflict between Russia and Ukraine and regional instability in the Middle East. The sanctions announced by the U.S. and other countries against Russia to date include restrictions on selling or importing goods, services or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia. The U.S. and other countries could impose wider sanctions and take other actions should the conflict further escalate. It is not possible to predict the broader consequences of these conflicts, which have included or could include further sanctions, embargoes, regional instability, prolonged periods of higher inflation, geopolitical shifts, and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

In the ordinary course of business, including when we provide our solutions to customers, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information (collectively, “sensitive data”). As a result, our business, brand, reputation and ability to attract and retain customers depends upon the satisfactory performance, reliability, and availability of our platform and solutions. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

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

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our due diligence efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.

Further, our platform utilizes certain AI technology to provide services, and this technology is integrated into the platform, making us susceptible to additional cybersecurity threats. Additionally, confidential and sensitive data of the Company and our customers may be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of AI technologies.

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

Furthermore, because zero-day vulnerabilities and the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we have in the past been, and may in the future be, unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period, due to, among other things, the breadth and complexity of our operations and the high volume of transactions that we process, the large number of customers, counterparties and third party service providers with which we do business, the proliferation and increasing sophistication of cyber-attacks, and the possibility that a third party, after establishing a foothold on an internal network without being detected, might obtain access to other networks and systems.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We use industry best practices and tools and we take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We have not and may not in the future, however, detect and remediate all such vulnerabilities, including on a timely basis. Further, we have experienced, and may in the future experience, delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities.

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

Our customers use our solutions to understand and navigate the healthcare ecosystem. As a result, we process sensitive data that subjects us to a variety of laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution creates uncertainty in our business and may affect our ability to operate in certain jurisdictions or to process personal data, necessitate the acceptance of more onerous obligations in our contracts, or result in liability or impose additional costs on us. These laws, regulations, and other obligations may also be interpreted and applied inconsistently from jurisdiction to jurisdiction, which may make compliance difficult or impossible in certain circumstances.

Our platform involves use and disclosure of de-identified data, which must be de-identified in accordance with applicable laws, including HIPAA. Certain states have signed into law or are intending to enact laws governing the use and disclosure of such de-identified information, and there is some uncertainty regarding those laws’ conformity with the HIPAA de-identification standards. Compliance with state laws could require additional investment and management attention and may subject us to significant liabilities if we do not comply appropriately with new and potentially conflicting regulations. If there is a future change in law, we may also face limitations on our ability to use de-identified information that could harm our business. There is also a risk that the third-party vendors that provide our data sets may fail to properly de-identify protected health information (“PHI”) under HIPAA or applicable state laws, some of which impose different standards for de-identification than those imposed by HIPAA. There is also a risk that customers and third-party vendors who are subject to HIPAA and interface with us may misunderstand the limits of our ability to conform to HIPAA given our posture that we remain outside of the HIPAA regulation by virtue of the fact we generally process de-identified data, and may expose us inadvertently to PHI that we need to then make efforts to excise from our systems. We are also required to ensure that such information remains de-identified and our failure to do so could result in non-compliance with privacy laws and contractual obligations.

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

Further, our (and our employees’ and personnels’) use of AI technologies, and the disclosure and use of personal data in AI technologies, is subject to various laws and evolving regulations regarding the use of AI, controlling for data bias, and antidiscrimination. For example, due to inaccuracies or flaws in the inputs, outputs, or logic of the AI, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed enacted, or are considering laws governing the development and use of AI technologies, such as the EU’s AI Act, and we expect other jurisdictions will adopt similar laws. Furthermore, the Federal Trade Commission (“FTC”) enforces consumer protection laws such as Section 5 of the FTC Act, the Fair Credit Reporting Act, and the Equal Credit Opportunity Act, which prohibit unfair and deceptive practices, including use of biased algorithms in AI. These obligations may make it harder for us to conduct our business using AI technologies, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI technologies, or prevent or limit our use of AI technologies. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI where they allege the company has violated privacy and consumer protection laws. If we cannot use AI technologies or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

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

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive data, such as further requirements for explicit opt-in consent in some cases, as well as conducting data privacy impact assessments. These state laws allow for statutory fines for non-compliance. For example, the CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines for intentional violations and may allow private litigants affected by certain data breaches to recover significant statutory damages. Many similar laws have been proposed or enacted at the federal, state and local levels, and we expect more states to pass similar laws in the future. Further, some of these laws allow authorized agents or third parties to act on behalf of individuals who wish to exercise their privacy rights. In some cases, the legislation has made it easier for such third-party agents to provide evidence of their authority to make the necessary request (e.g., by use of a signed permission slip). This factor has contributed to a substantial increase in the volume of third party, authorized agent requests with associated risks, including potential risks to our systems, in the case of large volumes of requests, resources, and compliance costs. The designated response time for privacy requests is relatively short in certain jurisdictions resulting in great administrative and compliance challenges.

Furthermore, our business relies on the acquisition and sale of data, including data obtained from third-party data suppliers. The acquisition and sale of data from or to third parties has become subject to increased regulatory scrutiny. Therefore, obtaining and selling data from third parties carries risk to us as a data purchaser and reseller. For example, as a data supplier, we are currently required to register as a data broker under California, Oregon, Texas, and Vermont law and file reports with regulators, which exposes us to increased scrutiny. Additionally, California’s Delete Act requires the California Privacy Protection Agency to establish, by January 1, 2026, a mechanism to allow California consumers to submit a single, verifiable request to delete all of their personal data held by all registered data brokers and their service providers. Moreover, third-party data suppliers have recently been subject to increased litigation under various claims of violating certain state privacy laws. These laws and challenges may make it so difficult for us and our suppliers to provide the data and the costs associated with the data materially increase or may materially decrease the availability of data that we or our data suppliers can provide.

Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our information processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or perceived failure to obtain consent for these practices, for example due to compliance with other legal requirements, could result in adverse consequences, including class action litigation and mass arbitration demands.

Due to legal interpretation, we may be deemed, or may become, subject to new laws governing the privacy of consumer health data, including, but not limited to, reproductive, sexual orientation, and gender identity privacy rights. For example, Washington’s My Health My Data Act broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states, such as Nevada and Connecticut, have enacted similar laws, and such laws may be enacted in other states in the future.

We are, or may become, subject to foreign laws, regulations, and industry standards that govern data privacy and security, such as the EU GDPR, the United Kingdom (“UK”) GDPR, Canada’s Personal Information Protection and Electronic Documents Act, and China’s Personal Information Protection Law, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), India’s Information Technology Act and supplementary rules, and other foreign data privacy, security, data localization and similar national, state/provincial and local laws which impose strict requirements for processing personal data. For example, under GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Because our EU subsidiary, Monocl AB (“Monocl”), operates under a Swedish publishing certificate (database protection) issued in accordance with Swedish national law, such processing of personal data by our EU subsidiary comes under the Swedish constitutional protection enshrining the principle of transparency and freedom of expression and consequently falls within the scope of Article 85 EU GDPR and is therefore exempt from certain core provisions of the EU GDPR. Legal challenges against the general right to publish personal data based on the publishing certificate and consequent exemption from the GDPR, if upheld, may potentially result in the exemption being deemed invalid in certain circumstances. Further the Swedish database protection, which offers our subsidiary the right to rely on the Article 85 journalistic exemption, is traditionally granted to news and media outlets and publications. The publishing certificate has recently been renewed, however, given the adjustments in our business and other actual or potential commercial changes, it may be the case that the authority issuing the publishing certificate may not grant a renewal when the existing certificate expires. In such case, alternative legal grounds for processing personal data subject to the GDPR and related privacy laws, will need to be established. This may impact our current data collection practices and could restrict our ability to collect, process and share personal data in certain products.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”), and the United Kingdom have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (the “Framework”) and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the

United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

In addition, legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. For example, in the EEA and the UK, regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. It is anticipated that the e-Privacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which may require us to make significant operational changes. In the United States, the CCPA, for example, grants California residents the right to opt-out of a company’s sharing of personal data for advertising purposes in exchange for money or other valuable consideration, and requires covered businesses to honor user-enabled browser signals from the Global Privacy Control.

Understanding and implementing such state and country specific certifications on top of our security certifications could require additional investment and management attention and may subject us to significant liability if we do not comply with particular requirements. Compliance with global privacy obligations has and will continue to require valuable management and employee time and resources, and failure to comply with these regulations could include severe penalties and could reduce demand for our solutions. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal data could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our reputation, business, financial condition and results of operations.

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

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Due to a myriad of state and international legal requirements allowing consumers to exercise their privacy rights, consumer data subject access requests (“DSARs”) are numerous, often complex, and require significant attention and resources in order for us to comply. In addition, access, delete, opt out, or other DSARs can be brought by authorized agents who act on behalf of consumers. Though we take consumer privacy requests seriously and endeavor to respond appropriately, disagreements with authorized agents in terms of the nature or form of their requests, and/or actual or perceived failure to comply with consumer requests, may result in regulatory complaints, civil liability, negative publicity, damage to our reputation, and similarly unfavorable consequences.

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

Additionally, Populi participates in the Centers for Medicare & Medicaid Services Qualified Entity Certification Program (“QECP”) as a qualified entity and is subject to the QECP participant requirements. Failure to comply with such requirements could result in removal from the QECP and penalties.

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

Our success is dependent, in part, upon protecting our proprietary information and technology including our trade secrets and other unregistered intellectual property, which our competitors could use to market and deliver similar solutions, decreasing the demand for our platform. We may be unsuccessful in adequately protecting the proprietary aspects of our technology and solutions such as our proprietary software and databases. To protect our intellectual property rights, we primarily rely upon trade secret protection, including by entering into confidentiality and non-disclosure agreements, and other contractual arrangements, along with copyright law, rather than on registered intellectual property such as patents, registered copyrights or registered trademarks. No assurance can be given that confidentiality, non-disclosure, or invention assignment agreements with employees, consultants or other parties will not be breached and will otherwise be effective in controlling access to and distribution of our platform, or certain aspects of our platform and proprietary information. While it is our policy to require our employees, contractors, and other partners who may be involved in the development of intellectual property for us to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party that develops intellectual property that we regard as ours. Additionally, any such assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Further, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our trade secrets, confidential information, software (including our AI tools), or other proprietary technology. Further, these confidentiality, non-disclosure, or invention assignment agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our platform. Additionally, certain unauthorized use of our intellectual property may go undetected, or we may face legal or practical barriers to enforcing our legal rights even where unauthorized use is detected.

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

Further, third parties may misappropriate our data or data analytics through website scraping, robots, or other means and aggregate and display this data or data analytics on their websites. Customers or partners may impermissibly retain our data in breach of our agreements with them, including past the expiration or termination of such agreements, and use our data or data analytics for purposes outside of the scope of our engagement with them. In addition, “copycat” websites may misappropriate data or data analytics on our website or platform and attempt to imitate our brands or the functionality of our website or platform. We may not be able to detect all such copycats in a timely manner and, even if we could, technological and legal measures available to us may be insufficient to stop their operations and the misappropriation of our data or data analytics. In addition, third parties that provide AI products and services, including some which are publicly available, may have trained AI tools or technology from our data without our consent and it may be difficult to enforce our copyrights and other intellectual property rights in connection with such unauthorized use, which could reduce demand for our products and services. Any measures that we may take to enforce our rights could require us to expend significant financial or other resources.

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

Regulatory and legislative developments related to the use of AI could adversely affect our use of such technologies in our products, services, and business and expose us to legal and regulatory risks.

The regulatory framework for AI and similar technologies is changing rapidly. New laws and regulations, or the interpretation of existing laws and regulations, in any of the jurisdictions in which we operate may affect our ability to leverage AI and may expose us to legal and regulatory risks, government enforcement, or civil suits and may result in increases in our operational and development expenses that impact our ability to develop, earn revenue from, or utilize any products or services incorporating AI Furthermore, if we cannot use AI or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our products or services in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. Because these technologies are rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our use of such technologies. The costs related to any litigation and to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition, and results of operations.

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

States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. The application of federal, state, local and foreign tax laws to services provided electronically is unclear and continually evolving. In particular, the applicability of sales taxes to our platform in various jurisdictions is unclear. For example, in June 2023, we determined that sales in certain states were subject to sales tax and that we had not assessed such sales tax on sales of our services to customers. As a result, we entered into voluntary disclosure agreements with the applicable jurisdictions, which were settled as of December 31, 2024, and also established new controls and procedures over the collection, control, and subsequent monitoring of applicable documentation of exempt status from customers in affected jurisdictions.

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

We have a significant amount of goodwill and intangible assets on our balance sheet, and our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets. Our balance sheet reflects goodwill of $197.2 million and $393.3 million as of December 31, 2025 and 2024, respectively, and intangible assets, net of accumulated amortization, of $247.5 million and $297.9 million as of December 31, 2025 and 2024, respectively. In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), goodwill and intangible assets with an indefinite life are not amortized but are subject to a periodic impairment evaluation. Goodwill and acquired intangible assets with an indefinite life are tested for impairment at least annually or when events and circumstances indicate that fair value of a reporting unit may be below their carrying value. Acquired intangible assets with definite lives are amortized on a straight-line basis over the estimated period over which we expect to realize economic value related to the intangible asset. In addition, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. If indicators of impairment are present, we evaluate the carrying value in relation to estimates of future undiscounted cash flows. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of the businesses we have acquired, which in turn depend in part on how well we have integrated these businesses into our own business. Judgments made by management relate to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows of the carrying amounts of such assets. The accuracy of these judgments may be adversely affected by several factors, including significant:

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

Over the past three years, we have experienced declines in our market capitalization as a result of sustained decreases in our stock price, which resulted in goodwill impairment charges of $196.1 million, $688.9 million, and $287.4 million during the years ended December 31, 2025, 2024, and 2023, respectively. Refer to Note 10. Goodwill and Intangible Assets to our accompanying consolidated financial statements for further information. Our reporting unit is at risk of future goodwill impairments if we again experience a continued decline in our market capitalization or if macroeconomic conditions worsen, which could represent potential indicators of impairment requiring further impairment analysis in 2026. We continue to monitor for potential impairment should impairment indicators arise. If actual results in our single reporting unit are substantially lower than the projections used in our valuation methodology, or if market discount rates substantially increase or our market capitalization substantially decreases, then our future valuations could be adversely affected. We could be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined, negatively impacting our results of operations.

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

The total principal amount of debt outstanding, excluding unamortized debt issuance costs, under the 2021 Credit Agreement as of December 31, 2025 was $166.3 million.

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

Risks Related to Our Organizational Structure

We are a holding company, and our principal asset is our 73.1% ownership interest in Definitive OpCo, and we are accordingly dependent upon distributions from Definitive OpCo to pay dividends, if any, and taxes, make payments under the TRA and pay other expenses.

We are a holding company and our principal asset is our ownership of 73.1% of the outstanding LLC Units (as of December 31, 2025). We have no independent means of generating revenue. We anticipate that Definitive OpCo will continue to be treated as a partnership for U.S. federal and applicable state and local income tax purposes and, as such, will generally not be subject to entity-level U.S. federal and applicable state and local income tax. Instead, the taxable income of Definitive OpCo is allocated among its members, including us. Accordingly, we incur income taxes on our allocable share of any taxable income of Definitive OpCo. We also incur expenses related to our operations, and have obligations to make payments under the TRA. As the sole managing member of Definitive OpCo, we intend to cause Definitive OpCo to make distributions to the holders of LLC Units in amounts sufficient to (i) cover all of the income taxes payable by holders of LLC Units (including us) on such holders’ respective allocable shares of the taxable income of Definitive OpCo, (ii) allow us to make any payments required under the TRA, (iii) fund dividends to our stockholders in accordance with our dividend policy, to the extent that our Board declares such dividends and (iv) pay our expenses.

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

Under the Amended LLC Agreement, Definitive OpCo is required from time to time to make pro rata distributions in cash to us and the other holders of LLC Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the income taxes payable on our and the other LLC Unit holders’ respective allocable shares of the taxable income of Definitive OpCo. As a result of (i) potential differences in the amount of taxable income allocable to us and the other LLC Unit holders, (ii) the lower tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate (based on the tax rate applicable to individuals) in calculating Definitive OpCo’s distribution obligations, we may receive tax distributions significantly in excess of our tax liabilities and obligations to make payments under the TRA. Our Board, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, funding repurchases of Class A common stock, acquiring additional newly issued LLC Units from Definitive OpCo at a per unit price determined by reference to the market value of the Class A common stock, paying dividends, which may include special dividends, on its Class A common stock, or any combination of the foregoing. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. To the extent that we do not distribute such excess cash as dividends on our Class A common stock or otherwise take ameliorative actions between LLC Units and shares of Class A common stock and instead, for example, hold such cash balances, holders of our LLC Units (other than Definitive Healthcare Corp.) may benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following a redemption or exchange of their LLC Units, notwithstanding that such holders of our LLC Units (other than Definitive Healthcare Corp.) may previously have participated as holders of LLC Units in distributions by Definitive OpCo that resulted in such excess cash balances at Definitive Healthcare Corp.

Our organizational structure, including the TRA, confers certain benefits upon the TRA Parties that will not benefit holders of our Class A common stock to the same extent that it will benefit the TRA Parties. The TRA with the TRA Parties requires Definitive Healthcare Corp. to make cash payments to TRA Parties in respect of certain tax benefits to which it may become entitled, and we expect that such payments will be substantial.

Our organizational structure, including the TRA, confers certain benefits upon the TRA Parties that will not benefit the holders of Class A common stock to the same extent that it will benefit the TRA Parties. Although Definitive Healthcare Corp. holds 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for our Class A common stock. Under the TRA, we are required to make cash payments to the TRA Parties equal to 85% of the tax benefits, if any, that Definitive Healthcare Corp. actually realizes, or in certain circumstances are deemed to realize, as a result of (i) certain tax attributes that Definitive Healthcare Corp. acquired from the Blocker

Companies, (ii) certain tax basis adjustments resulting from (a) acquisitions by Definitive Healthcare Corp. of LLC Units from existing holders and (b) future redemptions or exchanges of LLC Units by holders of LLC Units for Class A common stock or other consideration and (iii) certain payments made under the TRA. The payment obligations under the TRA are obligations of Definitive Healthcare Corp. and we expect that the amount of the cash payments that we are required to make under the TRA will be significant. Any payments made by Definitive Healthcare Corp. to the TRA Parties under the TRA will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. The payments under the TRA are not conditioned upon continued ownership of us by the exchanging TRA Parties. Furthermore, Definitive Healthcare Corp.’s future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the TRA.

In certain cases, payments under the TRA to the TRA Parties may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the TRA.

The TRA provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, upon a breach of any of our material obligations under the TRA or if, at any time, we elect an early termination of the TRA, then our obligations, or our successor’s obligations, under the TRA to make payments will accelerate. The accelerated payments required in such circumstances will be calculated by reference to the present value (at a discount rate equal to LIBOR plus 100 basis points or a replacement rate) of all future payments that TRA Parties or other recipients would have been entitled to receive under the TRA, and such accelerated payments and any other future payments under the TRA will be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA.

As a result of the foregoing, we could be required to make payments under the TRA that are greater than the specified percentage of any actual benefits we ultimately realize in respect of the tax benefits that are subject to the TRA, and we could be required to make payments under the TRA significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our obligations under the TRA.

The acceleration of payments under the TRA in the case of certain changes of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A common stock.

In the case of certain changes of control, payments under the TRA will be accelerated and may significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRA. We expect that the payments that we may make under the TRA in the event of a change of control may be substantial. As a result, our accelerated payment obligations and/or the assumptions under the TRA in the case of a change of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A common stock in a change of control transaction.

We will not be reimbursed for any payments made to the TRA Parties under the TRA in the event that any tax benefits are disallowed.

Payments under the TRA will be based on the tax reporting positions that we determine, and the U.S. Internal Revenue Service, or the IRS, or another taxing authority may challenge all or part of the tax basis increases or other tax benefits that we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially affect a recipient’s payments under the TRA, then we will not be permitted to settle or fail to contest such challenge without the consent (not to be unreasonably withheld or delayed) of certain TRA Parties. The interests of the TRA Parties in any such challenge may differ from or conflict with our interests and your interests, and the TRA Parties may exercise their consent rights relating to any such challenge in a manner adverse to our interests and your interests. We will not be reimbursed for any cash payments previously made to the TRA Parties under the TRA in the event that any tax benefits initially claimed by us and for which payment has been made to a TRA Party are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a TRA Party will be netted against any future cash payments that we might otherwise be required to make to such TRA Party, as applicable, under the terms of the TRA. However, we might not determine that we have effectively made an excess cash payment to a TRA Party for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the TRA until any such challenge is finally settled or determined. Moreover, the excess cash payments we previously made under the TRA could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. As a result, payments made under the TRA could be significantly in excess of any tax savings that we realize from the tax attributes that are the subject of the TRA

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), as a result of our ownership of Definitive OpCo, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

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

We may not realize the anticipated long-term stockholder value of our stock repurchase programs, and any failure to repurchase our common stock after we have announced our intention to do so may negatively impact our stock price.

In November 2024, our Board authorized a stock repurchase program for the repurchase of up to $100.0 million of the Company’s Class A common stock, which expired on December 31, 2025. Under the repurchase program, we had the ability to repurchase shares of our outstanding Class A common stock from time to time in the open market (including pre-set trading plans), through privately negotiated transactions, and/or other means in compliance with applicable securities laws

The timing and amount of any repurchases were determined by management based on evaluations of market conditions and other factors. The program did not obligate us to acquire any particular amount of Class A common stock and was capable of being suspended or discontinued at any time at our discretion. Though we do not currently have an active stock repurchase program, any failure to repurchase stock in the future after we have announced our intention to do so may negatively impact our reputation, investor confidence in us, and/or our stock price.

The existence of a stock repurchase program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although our stock repurchase programs are intended to enhance long-term stockholder value, there is no assurance that it will do so in the future because the market price of our common stock may decline below the levels at which we repurchase shares, and short-term stock price fluctuations could reduce the effectiveness of the program. Repurchasing our common stock has the effect of reducing the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or investments, other business opportunities, and other general corporate projects, and we may fail to realize the anticipated long-term stockholder value of any stock repurchase program.

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

Shares of our Class A common stock have experienced and may continue to experience significant volatility. An active, liquid and orderly market for our Class A common stock may not be sustained, which could depress the trading price of our Class A common stock or cause it to be highly volatile or subject to wide fluctuations. The market price of our Class A common stock may fluctuate or may continue to decline significantly in the future and you could lose all or part of your investment. A wide range of factors—including our operating results, changes in investor or analyst sentiment, developments involving our management, capital structure, or strategic activities, legal or regulatory events, and broader market, political, or economic conditions—may contribute to this volatility. As a result, the market price of our Class A common stock may fluctuate substantially, regardless of our actual financial performance.

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

In connection with the completion of our IPO, as of December 31, 2025, our pre-IPO owners held directly or indirectly a total of 38,339,076 LLC Units that can ultimately be redeemed or exchanged for our Class A common stock, and we entered into a Registration Rights Agreement with certain pre-IPO owners pursuant to which shares of our Class A common stock issued upon such redemption or exchange may be sold in the public market. Any sales in connection with the Registration Rights Agreement or otherwise in compliance with the Securities Act of 1933, as amended (the “Securities Act”), or the prospect of any such sales, could materially and adversely impact the market price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.

In addition, as of December 31, 2025, up to 13,767,374 shares of our Class A common stock may be issued upon vesting and settlement of outstanding RSUs, and an aggregate of 17,280,692 shares of our Class A common stock are available for future issuance under our equity incentive plans and will become eligible for sale in the public market to the extent permitted by the vesting schedules and the securities laws. We have registered all of the shares of Class A Common Stock issuable upon vesting and settlement of restricted stock units, as well as other equity incentive awards we may grant in the future for public resale under the Securities Act. In addition, the future issuance of additional shares of Class A common stock in connection with any equity incentive plans, acquisitions or otherwise will dilute all other stockholdings. As of December 31, 2025, we had an aggregate of 466,070,511 shares of Class A common stock authorized but unissued and not reserved for issuance under our equity incentive plans, which we may issue without any stockholder action, subject to certain exceptions. Any such issuances, would dilute the percentage ownership held by owners of our Class A Common Stock.

The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock and might make it more difficult for us to sell shares of our Class A common stock in the future at a time and at a price that we deem appropriate.

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

Our information security function is overseen by our Vice President of Information Technology (“VP, IT”), our information security team, security management, engineering operations, legal, risk management, and various third-party service providers. In doing so, they identify, assess and manage the Company’s cybersecurity threats and risks, using various methods including, for example, manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, coordinating with law enforcement concerning threats, conducting internal and/or external audits and threat assessments for internal and external threats, utilizing third-party threat assessments, conducting threat and vulnerability assessments, using external intelligence feeds, and using third parties to conduct tabletop incident response exercises and other tests.

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

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, and supply chain resources. We have a vendor management program to manage cybersecurity risks associated with our use of these providers that are classified as Tier 0 or Tier 1 vendors. The program includes security questionnaires, risk assessments for each of those vendors, reviewing certain vendors’ security assessments and written information security programs, the imposition of information contractual obligations, and, in certain instances, security assessment calls with select vendors’ security personnel. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider, including providing third-party attestations of compliance with certain cybersecurity frameworks, such as SOC2 or ISO 27001.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our “Risks Related to Data Privacy and Cybersecurity” under Part 1. Item 1A. Risk Factors in this Annual Report.

Governance

Our audit committee of the Board addresses the Company’s cybersecurity risk management as part of its general oversight function. The audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of risks from cybersecurity threats.

Our cybersecurity processes are implemented and overseen by designated members of Company management, including our VP, IT and our Director of Information Security. These individuals each have more than 20 years of experience managing enterprise information technology and security programs and hold relevant professional qualifications, including advanced education in information security and industry‑recognized certifications, such as the Certified Information Systems Security Professional. While we believe this expertise supports the design and operation of our cybersecurity controls, no assurances can be made that these measures will be sufficient to prevent or mitigate all cybersecurity threats.

The VP, IT is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. The VP, IT is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

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

Item 2. Properties.

Our corporate headquarters is located in Framingham, Massachusetts and consists of approximately 40,500 square feet of space under a lease that expires in January 2029, with extension options. As of December 31, 2025, we have other offices in Sweden and India. We lease all of our facilities and do not own any real property. We believe that our facilities are adequate for our current and anticipated future use and that we will be able to secure additional space as needed to accommodate expansion of our operations.

Item 3. Legal Proceedings.

Regarding the contingent consideration associated with our acquisition of Populi (See to Note 3. Acquisitions to our accompanying consolidated financial statements), we determined that the earn-out revenue targets were partially achieved for the calendar year 2024 performance period and not achieved for the calendar year 2025 performance period.

In May 2025, the former Populi equity holders delivered a notice asserting that the performance conditions for the 2024 performance period were satisfied at a higher payout tier than calculated by us and that additional consideration is due. We dispute this assertion and believe that, based on our interpretation of the purchase agreement and our calculation of the applicable performance metrics, no additional amounts are payable. The parties are engaged in litigation regarding this issue.

As of December 31, 2025, we have recorded a contingent consideration liability of $3.0 million, representing our management’s estimate of the fair value of the earn-out obligation. While we believe our interpretation of the agreement is appropriate and intend to vigorously defend our position, the ultimate outcome of this matter is uncertain. We will continue to evaluate this matter and adjust the estimated fair value of the contingent consideration liability as necessary based on developments in the dispute and any new information that becomes available.

In addition to the matter noted above, we are subject to various legal proceedings, claims, and governmental inspections, audits, or investigations that arise in the ordinary course of our business. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters would not be expected to have a material adverse effect on our business, results of operations or financial condition.

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

Stockholders

As of February 23, 2026, there were 34 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have no current plans to pay dividends on our Class A common stock. The declaration, amount, and payment of any future dividends on shares of Class A common stock is at the sole discretion of our Board, and we may reduce or discontinue entirely the payment of such dividends at any time. Our Board may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our Board may deem relevant.

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

Recent Sales of Unregistered Equity Securities, Issuer Purchases of Equity Securities, and Use of Proceeds

Sales of Unregistered Equity Securities

Pursuant to the terms of the Amended LLC Agreement, holders of LLC Units have the right to exchange all or a portion of their LLC Units for newly issued shares of Class A common stock on a one-for-one basis, which issuances are made in reliance on Section 4(a)(2) of the Securities Act. Upon any such exchange, a corresponding number of shares of Class B common stock held by the LLC Unit holder are cancelled. Such exchanges executed in the fourth quarter of 2025 are as follows:

Date of Exchange	Number of Shares Exchanged
October 20, 2025	9,971
Total	9,971

Use of Proceeds

Not applicable.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion includes a comparison of our results of operations, financial condition, and liquidity and capital resources for fiscal years 2025, 2024 and 2023. This discussion is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying Notes to the Financial Statements found in Part II, Item 8 of this Form 10-K. It contains forward-looking statements that involve risks and uncertainties and our actual results may differ materially from those discussed. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part I, Item 1A of this Annual Report.

Overview

Definitive Healthcare is a leading provider of healthcare commercial intelligence. Our solutions are designed to provide accurate and comprehensive information on healthcare providers and their activities to help our customers optimize everything from product development to go-to-market planning and sales and marketing execution. Delivered through our software as a service (“SaaS”) platform, our intelligence has become important to the commercial success of our approximately 2,330 customers as of December 31, 2025. We generally define a customer as a company that maintains one or more active paid subscriptions to our platform.

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

We believe any company selling or competing within the healthcare ecosystem is a potential customer for us and contributes to our estimated current total addressable market of over $11 billion and our serviceable addressable market of approximately $7 billion. In total, we have identified more than 100,000 potential customers that we believe could benefit from our platform.

Recent Developments

Acquisitions

On January 16, 2024, we completed the purchase of assets comprising the Carevoyance (as the term is defined below) business line of H1 Insights, Inc., a product that helps medical technology (“MedTech”) customers to improve segmentation, targeting, and prospect engagement for $13.7 million, subject to closing adjustments. We finalized the purchase price allocations of the Carevoyance acquisition during the fourth quarter of 2024.

On July 21, 2023, we completed the acquisition of Populi, a provider-focused data and analytics company that works with healthcare organizations to optimize physician relationships, reduce network leakage, and expand market share, for total consideration of $54.1 million, consisting of approximately $46.4 million of cash paid at closing, a $0.1 million reimbursement from sellers for working capital adjustments, and up to $28.0 million of contingent consideration, with an initial estimated fair value of $7.8 million, subject to meeting certain revenue metrics during calendar years 2024 and 2025. We finalized the purchase price allocations of the Populi acquisition during the first quarter of 2024. See Note 3. Acquisitions to our accompanying consolidated financial statements.

Goodwill Impairment

Over the past three years, we have experienced declines in our market capitalization as a result of sustained decreases in our stock price, which represented triggering events requiring our management to perform quantitative goodwill impairment tests. As a result of each impairment test, we determined that the fair value of our single reporting unit was lower than its carrying value and, accordingly, recorded non-cash, pre-tax, goodwill impairment charges of $196.1 million, $688.9 million, and $287.4 million during the years ended December 31, 2025, 2024, and 2023, respectively. The goodwill impairment charges did not affect our liquidity or the financial covenants in our outstanding debt agreement.

We will continue to monitor for potential impairment should impairment indicators arise. See Note 10. Goodwill and Intangible Assets to our accompanying consolidated financial statements. Our reporting unit is at risk for future goodwill impairments if we experience a continued decline in our market capitalization or worsening macroeconomic conditions.

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

In fiscal year 2024, we recorded impairment charges of $1.2 million related to the consolidation of certain leased office space at our corporate headquarters. These charges comprised $0.9 million relating to the operating lease right-of-use assets and $0.3 million relating to the leasehold improvements. During the year ended December 31, 2025, we incurred additional impairment charges of $0.6 million related to the operating lease right-of-use assets. These charges were recognized within transaction, integration, and restructuring expenses in our consolidated statements of operations for each respective period.

During the first and third quarters of 2023, we committed to restructuring plans intended to reduce operating costs, improve operating margins, and continue advancing our ongoing commitment to profitable growth by reducing our workforce by approximately 100 people and, as a result, incurred restructuring and related charges of $4.7 million during the year ended December 31, 2023. These charges consisted primarily of severance payments, employee benefits, and related cash expenses. These charges were recognized within transaction, integration, and restructuring expenses in the accompanying consolidated statements of operations.

Sales Execution Challenges

As part of the 2024 Restructuring Plan, we made significant changes to our go-to-market team that reduced overlay expenses, created a separate group and sales motion for our small and medium sized customers, and allocated more resources to our Enterprise Customers (as the term is defined below). These changes initially created disruptions to our sales efforts in fiscal year 2024, impacting both new customer acquisition and upsell to existing customers. These factors, in addition to the lower than historical renewal rates we observed throughout fiscal year 2025, impacted our results in 2025, and we expect will continue to impact our results into 2026.

Executive Transitions

As part of the Company’s ongoing review of its organizational design with respect to executive leadership, we have recently experienced several executive transitions.

On November 7, 2024, we announced that our former Chief Financial Officer, Richard Booth, would be leaving the Company effective June 1, 2025. After a thorough search process, our Board appointed Casey Heller, our former Senior Vice President of Finance, to the role of Chief Financial Officer effective June 2, 2025.

On June 25, 2025, we announced that the Chief Operating Officer position, held by Kate Shamsuddin Jensen, would be eliminated. Ms. Shamsuddin Jensen’s departure constituted a termination of employment without “cause” for purposes of any employment, equity compensation, or benefit agreement, plan, or arrangement of the Company and its subsidiaries to which Ms. Shamsuddin Jensen was a party or in which she otherwise participated.

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

Macroeconomic Conditions

Since 2022, our current and prospective customers, along with their business spending, have been affected by challenging macroeconomic conditions to varying degrees. This has contributed to heightened customer churn relative to historical levels. These trends have been particularly pronounced for smaller customers and in the Life Sciences market. The elevated churn has impacted our revenue growth since 2023, and we expect this will continue to have an impact on our growth in 2026. However, late in 2025, we began seeing modest signs of improvement in the macroeconomic backdrop, with healthier demand trends, more normalized procurement cycles, improving customer retention dynamics, and increased visibility into customer budgets, all of which are encouraging signs we will continue to monitor.

As a corporation with a global footprint, we are subject to risks and exposures caused by significant events and their macroeconomic impacts, including, but not limited to, fluctuating inflation and high interest rates, volatility in the capital markets, international trade policies, including tariffs, sanctions, and trade barriers, and related market uncertainty, the conflict in Ukraine and the regional instability in the Middle East, and global geopolitical tensions. We continuously monitor the direct and indirect impacts, and the potential for future impacts, of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. While our revenue and earnings have historically been relatively predictable as a result of our subscription-based business model, the potential implications of these macroeconomic events on our business, results of operations and overall financial position, particularly in the long term, introduce additional uncertainty.

We have been observing changes in the healthcare claims data market as a result of data source disruption in calendar year 2024, including how data providers are reviewing pricing, data availability, and use terms, all of which may negatively impact the prices at which we acquire such data. We are continuing to evaluate these and other past and potential future direct and indirect impacts on our business and results of operations. We worked throughout 2025 to mitigate potential risk through renegotiation of select existing agreements and the addition of new data sources and will continue to do so in 2026.

Key Factors Affecting Our Performance

We believe that the growth and future success of our business depend on many factors, including the following:

Acquiring New Customers

We plan to organically grow the number of customers that use our platform by increasing demand for our platform and penetrating our addressable market. Our results of operations and growth prospects will depend, in part, on our ability to attract new customers. We intend to drive new customer acquisition with our efficient go-to-market engine by continuing to invest in our sales and marketing efforts and developing new use cases for our platform. Customers generating more than $100,000 in ARR, which we refer to as “Enterprise Customers,” represent the majority of our ARR and are a key focus of our go-to-market programs.

Our total customer count, which includes smaller customers, was approximately 2,330 as of December 31, 2025, compared with approximately 2,500 customers as of December 31, 2024. Our Enterprise Customer accounts have decreased by eight to 511 customers as of December 31, 2025 compared with 519 customers as of December 31, 2024. Our smaller customers have churned at disproportionately higher rates year-over-year, primarily due to current macroeconomic conditions.

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

Expanding Relationships with Existing Customers

We believe there is a significant opportunity to generate additional revenue from our existing customer base of approximately 2,330 customers as of December 31, 2025.

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

Our progress in expanding usage of our platform with our existing customers is measured by our Net Dollar Retention Rate (“NDR”) (see “Key Metrics”). For the year ended December 31, 2025, our NDR for Enterprise Customers was 85%. As of December 31, 2025, we had 511 Enterprise Customers, which represented approximately 69% of our ARR. Our NDR for all customers over $17,500 ARR was 82%. For the year ended December 31, 2024, our NDR for Enterprise Customers was 90% and our NDR for all customers over $17,500 ARR was 85%. For the year ended December 31, 2023, our NDR for Enterprise Customers was 96% and our NDR for all customers over $17,500 ARR was 92%.

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

Unfavorable macroeconomic challenges are elongating deal cycles as customers implement more stringent approval processes or delay spending decisions, which impacts revenue from our existing customers, including upsells. As previously discussed, we have also experienced a significant number of deferred purchasing decisions and heightened customer churn, particularly in the Life Science market, along with sales execution challenges impacting new customer acquisition and upsell to existing customers. As a result, our total NDR of 81% for the year ended December 31, 2025 is lower relative to our total NDR of 85% for the year ended December 31, 2024.

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

Our cRPO will continue to be impacted by macroeconomic challenges, which have resulted in elongating deal cycles as customers implement more stringent approval processes or push out final decisions to later periods. We expect this trend, along with the continued pressures on our renewals and other factors, will result in a negative revenue growth rate for 2026 relative to 2025. In addition, we experienced a drop in the mix of new customers committing to multi-year subscriptions versus single-year subscriptions, resulting in reductions to cRPO and total remaining performance obligations.

The following table presents our current and total remaining performance obligations as of December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Current	$165,087	$188,050
Non-current	75,368	105,673
Total	$240,455	$293,723

Impact of Acquisitions

We seek to enhance our platform, data and business through internal development and through acquisitions of and investments in businesses that broaden and strengthen our platform. During fiscal year 2024, we completed the purchase of assets comprising the Carevoyance business line of H1 Insights, Inc., a product that helps MedTech customers to improve segmentation, targeting, and prospect engagement. During fiscal year 2023, we completed the acquisition of Populi, Inc., a provider-focused data and analytics company that works with healthcare organizations to optimize physician relationships, reduce network leakage, and expand market share.

Acquisitions can result in transaction costs, amortization expenses, and other adjustments as purchase accounting requires that all assets acquired and liabilities assumed be recorded at fair value on the acquisition date. Refer to Note 3. Acquisitions to our accompanying consolidated financial statements for further details.

Components of our Results of Operations

Revenue

For the year ended December 31, 2025, we derived approximately 96% of our revenue from subscription services and the remainder from professional services. Our subscription services consist primarily of subscription fees for access to our platform and stand-ready support. Our subscription contracts typically have a term ranging from 1 to 3 years and are non-cancellable. We typically bill for services in advance annually, and we typically require payment at the beginning of each annual period. Our subscription revenue is recognized ratably over the contract term. Our professional services revenue typically is derived from non-recurring consulting services or from other one-time deliveries which are generally capable of being distinct and can be accounted for as separate performance obligations. Revenue related to these professional services is recognized at a point in time, when the performance obligations under the terms of the contract are satisfied and control has been transferred to the customer.

Sales execution challenges, as previously mentioned, coupled with sustained macroeconomic headwinds, continue to negatively impact our sales efforts. Accordingly, we expect our revenue to decline in 2026 compared with 2025.

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

We have been observing changes in the healthcare claims data market as a result of data source disruption since early 2024, including how data providers are reviewing pricing, data availability, and use terms, all of which may negatively impact the prices at which we acquire such data. We worked throughout 2025 to mitigate potential risk through the renegotiation of select existing agreements and the addition of new data sources and will continue to do so in 2026.

Gross Profit

Gross profit is revenue less cost of goods sold and amortization related to cost of goods sold, and gross margin is gross profit as a percentage of revenue. Gross profit and gross margin have been and will continue to be affected by various factors, including the costs associated with third-party data and third-party hosting services, leveraging economies of scale, and the extent to which we introduce new intelligence modules, features or functionality or expand our customer support and service organizations, hire additional personnel or complete additional acquisitions. We expect that our gross profit and gross margin will fluctuate from period to period depending on the interplay of these various factors.

Revenue declines, in combination with our largely fixed cost structure, are expected to result in a decrease in gross profit margin in 2026. Additionally, we received one-time credits during fiscal year 2025 resulting from renegotiations on existing data contracts, which will not repeat and will contribute to a year-over-year decrease in gross profit margins in 2026.

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

Sales and marketing. Sales and marketing expenses primarily consist of personnel costs such as salaries, bonuses, sales commissions, stock-based compensation, and other employee-related benefits for our sales and marketing teams, as well as non-personnel costs including overhead costs, technology and advertising costs. While we have slowed hiring in response to macroeconomic conditions, and expect to maintain slower levels until macroeconomic conditions improve, we have continued to make targeted investments in growth areas like enhancing our digital marketing capabilities.

Product development. Product development expenses primarily consist of personnel costs such as salaries, bonuses, stock-based compensation, and other employee-related benefits for our engineering, data science and product teams, as well as non-personnel costs including overhead costs. We believe that our core technologies and ongoing innovation represent a significant competitive advantage for us, and we continue to invest in systems optimization and product improvements for our customers, enhance our software development team and invest in automation and AI to drive higher quality data and deeper insights. In fiscal year 2025, we made investments in software application development tools and have shifted more development efforts to innovation and growth initiatives, both of which have been resulted in increases to capitalized software and payroll.

General and administrative. General and administrative expenses primarily consist of personnel costs such as salaries, bonuses, stock-based compensation, and other employee-related benefits for our executive, finance, legal, human resources, IT and operations, and administrative teams, as well as non-personnel costs including overhead costs, professional fees and other corporate expenses. Prior to fiscal year 2025, general and administration expenses also included sales tax amounts payable to taxation authorities, inclusive of interest and penalties, for customers that we did not collect sales taxes from due to misclassifications of products and services for sales tax purposes. We do not expect sales taxes and related interest and penalties to be an ongoing component of our general and administrative expense as we have completed voluntary disclosure agreements, registered with certain tax authorities, and commenced collection of sales taxes from customers in these tax jurisdictions. We have slowed hiring in response to macroeconomic conditions and do not expect to increase it until macroeconomic conditions improve.

Depreciation and Amortization. Depreciation and amortization expenses consist primarily of amortization of intangible assets resulting from acquisitions, business combinations, and purchases of data assets, as well as depreciation of property and equipment. We anticipate depreciation of property and equipment as a percentage of revenue to moderately increase as we continue to make investments in internal software development.

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

Goodwill impairment. Goodwill represents the excess of consideration transferred over the fair value of tangible and identifiable intangible net assets acquired and the liabilities assumed in a business combination. A substantial portion of our goodwill was recognized in the purchase price allocations when our Company was acquired in 2019 by Advent, with smaller incremental amounts recognized in subsequent business combinations. Goodwill is not amortized, but is tested for impairment at the reporting unit level annually and more frequently if indicators of potential impairment arise. In conducting the impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount.

When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference. Over the past three years, we have experienced declines in our market capitalization as a result of sustained decreases in our stock price, which represented triggering events requiring our management to perform quantitative goodwill impairment tests. As a result of each impairment test, we determined that the fair value of our single reporting unit was lower than its carrying value and, accordingly, recorded non-cash, pre-tax, goodwill impairment charges of $196.1 million, $688.9 million, and $287.4 million during the years ended December 31, 2025, 2024, and 2023, respectively. The goodwill impairment charges did not affect our liquidity or the financial covenants in our outstanding debt agreement.

Other Income, Net

Interest expense consists of interest expense on our debt obligations and the amortization of debt discounts and debt issuance costs.

Interest income consists of earnings resulting from our short-term investments.

Other income, net consists primarily of the revaluation of TRA liabilities, realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency, and the loss on partial extinguishment of debt resulting from the refinancing of our credit agreement in fiscal year 2025. Significant changes in the projected liability resulting from the TRA may occur based on changes in anticipated future taxable income, changes in applicable tax rates, or other changes in tax attributes that may occur and could affect the expected future tax benefits to be received by us. We do not have significant exposure to foreign exchange volatility and do not anticipate foreign currency transaction gains or losses to materially impact our results of operations.

Results of Operations

The discussion of our consolidated results of operations includes year-over-year comparisons of 2025 results compared to those in 2024. For a discussion of the 2024 results compared to those in 2023, see the discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K, which is incorporated by reference herein.

The following table sets forth a summary of our consolidated statements of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenue	$241,521	$252,202	$251,415
Cost of revenue:
Cost of revenue	37,954	40,684	34,740
Amortization	20,292	14,049	12,742
Total cost of revenue	58,246	54,733	47,482
Gross profit	183,275	197,469	203,933
Operating expenses:
Sales and marketing	81,637	83,807	94,534
Product development	34,776	36,518	42,441
General and administrative	51,627	49,267	58,861
Depreciation and amortization	35,818	37,618	39,008
Transaction, integration and restructuring expenses	7,624	12,225	11,489
Goodwill impairment	196,064	688,854	287,400
Total operating expenses	407,546	908,289	533,733
Loss from operations	(224,271)	(710,820)	(329,800)
Total other income, net	15,015	77,075	21,620
Loss before income taxes	(209,256)	(633,745)	(308,180)
Benefit from income taxes	9,959	42,299	18,553
Net loss	(199,297)	(591,446)	(289,627)
Less: Net loss attributable to noncontrolling interests	(60,365)	(178,322)	(87,239)
Net loss attributable to Definitive Healthcare Corp.	$(138,932)	$(413,124)	$(202,388)

Year Ended December 31, 2025 compared to Year Ended December 31, 2024

Revenue

Revenue decreased $10.7 million, or 4%, for the year ended December 31, 2025 compared with the same period in the prior year, resulting from lower subscription revenue of $12.7 million, partially offset by higher professional services revenue of $2.0 million. Revenue attributable to customers that existed prior to the start of 2025 decreased $33.7 million, which was partially offset by a $23.0 million increase in revenue from new customers in 2025, inclusive of revenue from a data partnership that was launched earlier this year.

Total Cost of Revenue

Total cost of revenue increased $3.5 million, or 6%, for the year ended December 31, 2025 compared with the same period in the prior year. The increase was driven primarily by a $6.2 million increase in amortization expense resulting from new data asset purchases and higher rates of amortization on certain technology assets amortized under economic consumption methods, partially offset by a $1.7 million net decrease in hosting fees and data subscription and collection costs. Though we continue to experience increased data and hosting costs as a result of expanded customer usage of our platform, the year-over-year net decrease in these costs was primarily driven by one-time credits during the current year resulting from renegotiations on existing data contracts and the exit of a major data contract from a prior acquisition that no longer provided an economic benefit to the Company. We also experienced a $1.0 million decrease in personnel costs, including stock-based compensation, which was primarily driven by a moderate reduction in headcount.

Operating Expenses

Operating expenses, which include goodwill impairment charges of $196.1 million recorded during the year ended December 31, 2025 compared with $688.9 million incurred during the year ended December 31, 2024 (refer to Note 10. Goodwill and Intangible Assets to our accompanying consolidated financial statements for further details), decreased $500.7 million, or 55%, for the year ended December 31, 2025 compared with the same period in the prior year. The decrease in operating expenses as compared to the prior-year period was primarily driven by lower goodwill impairment charges in the current period, and:

•
A decrease in sales and marketing expense of $2.2 million for the year ended December 31, 2025, primarily due to lower personnel costs in the current period, including stock-based compensation expense, resulting from the 2024 Restructuring Plan and the departure of certain executive-level employees in the prior year, which did not repeat at the same level during the year ended December 31, 2025, partially offset by increased costs associated with new software applications and with certain sales and marketing events and advertising campaigns in the current period;
•
A decrease in product development expense of $1.7 million for the year ended December 31, 2025, primarily driven by lower personnel costs in the current period, including stock-based compensation expense, and lower professional service fees. Higher stock-based compensation costs during the year ended December 31, 2024 associated with equity grant modifications were primarily driven by the 2024 Restructuring Plan, which did not repeat at the same level during the year ended December 31, 2025. Capitalized payroll and third-party costs related to internal-use software development also increased during the current period, further contributing to the year-over-year decrease in product development expense, which was partially offset by increased costs associated with new software application investments in the current period;
•
An increase in general and administrative expense of $2.4 million for the year ended December 31, 2025, primarily driven by higher professional fees and severance costs associated with strategic initiatives, higher franchise taxes, and a charge for the write-off of deferred offering costs associated with our expired shelf registration. Further contributing to the increase was expense relief during the year ended December 2024 from sales tax exposure resulting from voluntary disclosure agreements and finalized favorable rulings on the taxability of our products in certain states that did not repeat in the year ended December 31, 2025. These increases were partially offset by bad debt recoveries and lower stock-based compensation expense during the year ended December 31, 2025, primarily driven by decreases in our stock price and higher costs incurred during the year ended December 31, 2024 associated with equity grant modifications resulting from the 2024 Restructuring Plan and the departure of certain executive-level employees, which did not repeat at the same level during the year ended December 31, 2025;
•
A decrease in depreciation and amortization expense of $1.8 million for the year ended December 31, 2025, primarily driven by certain customer relationship intangible assets utilizing economic consumption amortization methods with lower amortization in the current period; and
•
A decrease in transaction, integration and restructuring expenses of $4.6 million for the year ended December 31, 2025, primarily driven by higher costs incurred in the prior year period associated with the 2024 Restructuring Plan and the consolidation of certain leased office facilities, which did not repeat at the same level during the current period, partially offset by higher acquisition and integration costs during the current period, including an integration charge to recognize a liability for a major data contract from a prior acquisition that no longer provided an economic benefit to the Company.

Other Income, Net

Total other income, net was $15.0 million for the year ended December 31, 2025 compared to total other income, net of $77.1 million in the same period in the prior year. The overall change was primarily attributable to a decrease in the TRA liability remeasurement gain of $55.2 million to $21.7 million during the year ended December 31, 2025, compared with a TRA liability remeasurement gain of $76.9 million during the year ended December 31, 2024. These TRA remeasurement gains were primarily driven by the impairments of goodwill during the respective periods, as well as changes in future realizability of tax attributes payable under the TRA. The decrease in the TRA liability remeasurement gain year-over-year was primarily driven by a decrease in goodwill impairment charges of $492.8 million during the year ended December 31, 2025 compared with the prior year period. Interest income earned from our short-term investments also decreased by $7.6 million to $7.0 million in the year ended December 31, 2025 compared with $14.6 million in the comparable prior year period, and interest expense decreased to $11.3 million during the year ended December 31, 2025 compared with $14.8 million during the year ended December 31, 2024. Also contributing to the decrease in other income, net during the current year were foreign currency transaction losses of $1.8 million and a loss on the partial extinguishment of debt of $0.5 million.

Benefit From Income Taxes

Benefit from income taxes for the year ended December 31, 2025 was $10.0 million compared to $42.3 million in the same period in the prior year. The overall decrease was primarily attributed to smaller goodwill impairment charges during the current period compared with the same period in the prior year.

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

The following table presents a reconciliation of gross profit and gross margin to adjusted gross profit and adjusted gross margin, respectively, for the periods presented:

	Year Ended December 31,
	2025		2024		2023
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Reported gross profit and margin	$183,275	76%	$197,469	78%	$203,933	81%
Amortization of intangible assets resulting from acquisition-related purchase accounting adjustments (a)	12,789	5%	9,866	4%	9,044	4%
Equity-based compensation costs	612	0%	839	0%	1,097	0%
Adjusted gross profit and margin	$196,676	81%	$208,174	83%	$214,074	85%
(a)
Amortization of intangible assets resulting from purchase accounting adjustments represents non-cash amortization of acquired intangibles, primarily resulting from the Advent Acquisition.

Adjusted EBITDA and Adjusted EBITDA Margin

We present “Adjusted EBITDA” as a measure of our operating performance. EBITDA is defined as earnings before (i) debt-related costs, including interest expense, net and loss on partial extinguishment of debt, (ii) benefit from income taxes, and (iii) depreciation and amortization. Management further adjusts EBITDA in its presentation of Adjusted EBITDA to exclude (i) other income, net, (ii) equity-based compensation, (iii) transaction, integration, and restructuring expenses, (iv) goodwill impairments, and (v) other non-core items. We exclude these items because they are by nature non-cash, non-recurring, and/or unrelated to our core operations, and therefore we do not believe them to be representative of ongoing operational performance. Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of revenue. Adjusted EBITDA and Adjusted EBITDA Margin are key metrics used by management and our Board to assess the profitability of our operations. We believe these metrics provide useful measures to investors to assess our operating performance and in measuring the profitability of our operations on a consolidated level.

The following table presents a reconciliation of net loss and margin to adjusted EBITDA and adjusted EBITDA margin, respectively, for the periods presented:

	Year Ended December 31,
	2025		2024		2023
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net loss and margin	$(199,297)	(83)%	$(591,446)	(235)%	$(289,627)	(115)%
Interest expense, net	4,337	2%	245	0%	1,559	1%
Income tax benefit	(9,959)	(4)%	(42,299)	(17)%	(18,553)	(7)%
Loss on partial extinguishment of debt	507	0%	—	0%	—	0%
Depreciation & amortization	56,110	23%	51,667	20%	51,750	21%
EBITDA and margin	(148,302)	(61)%	(581,833)	(231)%	(254,871)	(101)%
Other income, net (a)	(19,859)	(8)%	(77,320)	(31)%	(23,179)	(9)%
Equity-based compensation (b)	29,144	12%	38,085	15%	48,739	19%
Transaction, integration and restructuring expenses (c)	7,624	3%	12,225	5%	11,489	5%
Goodwill impairment (d)	196,064	81%	688,854	273%	287,400	114%
Other non-core items (e)	5,683	2%	(936)	(0)%	4,875	2%
Adjusted EBITDA and margin	$70,354	29%	$79,075	31%	$74,453	30%
(a)
Primarily represents foreign exchange and TRA liability remeasurement gains and losses.
(b)
Equity-based compensation represents non-cash compensation expense recognized in association with equity awards made to employees and directors.
(c)
Transaction, integration, and restructuring expenses primarily represent legal, accounting, consulting expenses, and fair value adjustments for contingent consideration related to our acquisitions and strategic partnerships, inclusive of an integration charge in the third quarter of 2025 to recognize a liability for a major data contract from a prior acquisition that no longer provided an economic benefit to the Company. Restructuring expenses relate to the 2024 Restructuring Plan as well as impairment and restructuring charges related to office closures, relocations, and consolidations.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Merger and acquisition due diligence and transaction costs	$4,915	$3,329	$5,419
Integration costs	6,056	1,115	934
Fair value adjustment for contingent consideration	(3,970)	(1,780)	302
Restructuring charges for severance and other separation costs	28	8,097	4,679
Office closure and relocation restructuring charges and impairments	595	1,464	155
Total transaction, integration, and restructuring expense	$7,624	$12,225	$11,489

(d)
Goodwill impairment represents non-cash, pre-tax, goodwill impairment charges. We experienced declines in our market capitalization as a result of sustained decreases in our stock price, which represented triggering events requiring our management to perform multiple quantitative goodwill impairment tests during the years ended December 31, 2025, 2024, and 2023. As a result of each impairment test conducted in their respective periods, we determined that the fair value of our single reporting unit was lower than its carrying value and, accordingly, recorded these impairment charges.
(e)
Other non-core items represent expenses driven by events that are typically by nature one-time, non-operational, and/or unrelated to our core operations. These expenses are comprised of non-core legal and regulatory costs isolated to unique and extraordinary litigation, legal, and regulatory matters that are not considered normal and recurring business activity, including sales tax accrual adjustments inclusive of penalties and interest for sales taxes that we may have been required to collect from customers in certain previous years, and other non-recurring legal and regulatory matters. Other non-core items also include consulting fees and severance costs associated with strategic transition initiatives, as well as professional fees related to financing, capital structure changes, and other non-core items, including a charge in the third quarter of 2025 for the write-off of deferred offering costs associated with the Company’s expired shelf registration.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Non-core legal and regulatory	$3,031	$(3,439)	$2,370
Consulting and severance costs for strategic transition initiatives	1,671	2,219	1,977
Other non-core expenses	981	284	528
Total other non-core items	$5,683	$(936)	$4,875

Liquidity and Capital Resources

Overview

As of December 31, 2025, we had $163.6 million of cash and cash equivalents, $17.3 million of short-term investments and $49.7 million available under our revolving credit facility. Our principal sources of liquidity are cash and cash equivalents and short-term investments on hand, primarily from our IPO and follow-on offering, as well as the cash flows we generate from operations. Our principal uses of liquidity have been, and are expected to continue to be, primarily for investment in long-term growth of the business through capital expenditures and acquisitions, as well as debt services (see Note 11. Long-Term Debt to our accompanying consolidated financial statements for further details), repurchases of our Class A common stock, distributions to members of Definitive OpCo, and payments under our TRA liability.

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

Cash Flows

The discussion of our cash flows includes a year-over-year comparison of 2025 cash flows to those in 2024. For a discussion of our 2024 cash flows compared to 2023 cash flows, see the discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K, which is incorporated by reference herein.

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash provided by (used in):
Operating activities	$53,777	$58,196	$41,190
Investing activities	153,875	(26,409)	(31,782)
Financing activities	(150,788)	(56,749)	(25,584)
Change in cash and cash equivalents (excluding effect of exchange rate changes)	$56,864	$(24,962)	$(16,176)

Cash Flows provided by Operating Activities

Net cash provided by operating activities was $53.8 million during the year ended December 31, 2025, primarily as a result of non-cash charges of $262.5 million, partially offset by a net loss of $199.3 million and a $9.4 million net decrease in our operating assets and liabilities. The non-cash charges were primarily comprised of $196.1 million in goodwill impairment charges recorded during the year, amortization of intangible assets of $52.8 million, equity compensation costs of $29.1 million, a gain on remeasurement of the TRA of $21.7 million, amortization of deferred contract costs of $15.9 million, a decrease in deferred taxes of $10.9 million, and a $0.5 million loss on the partial extinguishment of debt. The net decrease in operating assets and liabilities for the year was primarily driven by cash outflows resulting from an increase in deferred contract costs of $13.4 million, an increase in prepaid expenses and other assets of $2.2 million, and lower accounts payable, accrued expenses, and other liabilities, collectively, of $1.1 million. These factors were partially offset by an increase in deferred revenue of $5.9 million due to the timing of billings and cash received in advance of revenue recognition for subscription services and a decrease in accounts receivable of $1.4 million.

Cash Flows provided by (used in) Investing Activities

Cash provided by investing activities during the year ended December 31, 2025 was $153.9 million, driven primarily by $234.7 million in maturities of short-term investments, partially offset by $64.1 million in purchases of short-term investments, and $16.7 million in purchases of property (including software), equipment, and data assets.

Cash Flows used in Financing Activities

Cash used in financing activities during the year ended December 31, 2025 was $150.8 million, driven by net repayments of the 2021 Term Loan (as defined below) of $77.8 million, payments of $49.5 million for repurchases of our Class A common stock, including commissions, payments of $13.8 million under the TRA, taxes paid related to the net share settlement of equity awards of $4.9 million, distributions to members of $3.1 million, and payments of debt issuance costs of $1.7 million.

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

The loans under the Term Facility and the Revolving Credit Facility mature on January 16, 2030. The Facilities are guaranteed, subject to customary exceptions, by all of DH Holdings’ wholly-owned domestic restricted subsidiaries and AIDH Buyer, LLC, a Delaware limited liability company and the direct parent company of DH Holdings (“Holdings”), and are secured by associated collateral agreements that pledge a lien on substantially all of DH Holdings’ assets, including fixed assets and intangibles, and the assets of the guarantors, in each case, subject to customary exceptions (the “Pledged Assets”). As of December 31, 2025, the Pledged Assets of these subsidiaries approximated $626.8 million, and the net assets of these subsidiaries approximated $312.8 million.

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

There was no outstanding balance on the Revolving Credit Facility as of December 31, 2025, though we provided a standby letter of credit of $0.3 million to the lessor of our corporate headquarters in lieu of a security deposit, reducing the amount available under our Revolving Credit Facility to $49.7 million.

The 2021 Credit Agreement, as amended, includes certain financial covenants for which we were compliant as of December 31, 2025 and 2024. Refer to Note 11. Long-Term Debt to our accompanying consolidated financial statements for further information.

In connection with the DH Holdings Credit Agreement Amendment, we repaid $77.8 million of outstanding principal amount of the Term Facility and reduced our borrowing capacity under the Revolving Credit Facility by $25.0 million. As a result, we incurred a loss on partial extinguishment of debt of $0.5 million during the first quarter of 2025 attributed to the derecognition of a proportionate amount of the unamortized debt discount, a result of repaying the $69.1 million of outstanding principal on the Term Facility and reducing our Revolving Credit Facility. In addition, we capitalized financing costs totaling $1.7 million, of which $1.2 million related to the Term Facility and $0.5 million related to the Revolving Credit Facility. The financing costs associated with the Term Facility are recorded as a contra-debt balance in term loan, net of current portion in the consolidated balance sheets and are amortized over the remaining life of the loan using the effective interest method. The financing costs associated with the Revolving Credit Facility are recorded in other assets in the consolidated balance sheets and are amortized over the life of the arrangement. At December 31, 2025 and 2024, the unamortized financing costs were $0.5 million and $0.3 million, respectively.

Financing Obligations

Financing obligations generally include repayment of principal amounts of our term loan (as detailed above in “Debt Obligations”), lease payments, and purchase obligations. The leases relate to office facilities and expire at various times through 2029. The lease obligations include $3.0 million to be paid in 2026 and $5.3 million thereafter. Refer to Note 5. Leases to our accompanying consolidated financial statements for further information. Estimated purchase commitments, which currently run through 2028, are $16.0 million in 2026 and $16.0 million thereafter. Refer to Note 15. Commitments and Contingencies to our accompanying consolidated financial statements for further information.

Stock Repurchase Programs

In May 2024, our Board authorized a stock repurchase program of up to $20.0 million of our Class A common stock, which expired on December 31, 2024 (the “2024 Repurchase Program”). In November 2024, our Board announced a new stock repurchase program (the “2025 Repurchase Program” and, together with the 2024 Repurchase Program, the “Repurchase Programs”) of our Class A common stock authorizing up to $100.0 million in share repurchases. The 2025 Repurchase Program, which became effective upon the expiration or completion of the 2024 Repurchase Program, expired on December 31, 2025. As of December 31, 2025 and 2024, 13,880,866 shares and 4,780,799 shares, respectively, of our Class A common stock have been repurchased under the Repurchase Programs.

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

We expect that as a result of the size of the anticipated tax basis adjustment of the tangible and intangible assets of Definitive OpCo upon the exchange or redemption of LLC Units and our possible utilization of certain tax attributes, the payments that Definitive Healthcare Corp. may make under the TRA will be substantial. The payments under the TRA are not conditioned upon continued ownership of us by the exchanging holders of LLC Units. See Note 20. Income Taxes to our accompanying consolidated financial statements.

Capital Expenditures

Capital expenditures increased by $4.4 million to $16.7 million for the year ended December 31, 2025 compared to $12.3 million for the same period in the prior year, primarily driven by higher spend on software, using both internal and third-party resources, and data assets in the current year compared with the comparable prior year period.

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

While our significant accounting policies are discussed more fully in Note 2. Summary of Significant Accounting Policies to our accompanying consolidated financial statements, the following topics pertain to accounting policies we believe are most critical to the preparation of our financial statements and that require our more significant, difficult, subjective or complex judgments or estimates. Other companies in similar businesses may use different estimation policies and methodologies, which may affect the comparability of our financial statements, financial condition, results of operations and cash flows to those of other companies.

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

Over the past three years, we have experienced declines in our market capitalization as a result of sustained decreases in our stock price, which represented triggering events requiring our management to perform quantitative goodwill impairment tests. As a result of each impairment test, we determined that the fair value of our single reporting unit was lower than its carrying value and, accordingly, recorded non-cash, pre-tax, goodwill impairment charges of $196.1 million, $688.9 million, and $287.4 million during the years ended December 31, 2025, 2024, and 2023, respectively. The goodwill impairment charges did not affect our liquidity or the financial covenants in our outstanding debt agreement.

We will continue to monitor for potential impairment should impairment indicators arise. Refer to Note 10. Goodwill and Intangible Assets to our accompanying consolidated financial statements for further details.

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

Accounting for Income Taxes

Definitive OpCo is taxed as a partnership. For federal and state income tax purposes, income, losses, and other tax attributes not generated by Definitive OpCo’s incorporated subsidiary, Analytical Wizards, Inc. (“AW”) and its wholly owned U.S. and foreign subsidiaries generally pass through to the Definitive OpCo members’ individual income tax returns. Additionally, Definitive OpCo may be subject to certain taxes on behalf of its members in certain states.

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

Definitive Healthcare Corp. is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Definitive OpCo and will be taxed at the prevailing corporate tax rates. In addition to tax expenses, Definitive Healthcare Corp. will also make payments under the TRA, which we expect to be significant. We anticipate that we will account for the income tax effects and corresponding TRA’s effects resulting from future redemptions or exchanges of LLC Units by recognizing an increase in Definitive Healthcare Corp.’s deferred tax assets, based on enacted tax rates at the date of the purchase or exchange.

Further, we account for amounts payable under the TRA in accordance with ASC 450—Contingencies. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA will be estimated at the time of any purchase or exchange as a reduction to shareholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income or loss. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income or loss.

In assessing the realizability of deferred tax assets of the Company and its subsidiaries, management considers the weight of available evidence and whether it is more likely than not that some or all of the deferred tax assets will be realized; when necessary, a valuation allowance is established.

Under the provisions of ASC 740—Income Taxes, as it relates to accounting for uncertainties in tax positions, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the tax years ended December 31, 2025, 2024, and 2023, we did not have any uncertain tax positions.

Recently Issued Accounting Pronouncements

For a summary of recent accounting pronouncements applicable to our consolidated financial statements, refer to Note 2. Summary of Significant Accounting Policies to our accompanying consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 7A. Reserved.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, our management carried out an evaluation, under the supervision and participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and oversight of the board of directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report and issued its report, which is included herein, stating that the Company’s internal controls over financial reporting were effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Definitive Healthcare Corp. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 26, 2026

Item 9B. Other Information.

Trading Arrangements

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

As part of our system of corporate governance, our Board has adopted a code of business conduct and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including our independent directors and consultants, who are not employees of ours, with regard to their activities related to our business. Our code of business conduct and ethics is available in the Investor Relations section of our website at https://ir.definitivehc.com. We intend to post on this section of our website any amendment to our code of business conduct and ethics, as well as any waivers of our code of business conduct and ethics, that are required to be disclosed by the rules of the SEC or the Nasdaq Stock Market.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

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

10.19†

Form of Executive Performance-Based Restricted Stock Unit Award Agreement under Definitive Healthcare Corp. 2021 Equity Incentive Plan (2025) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40815) filed with the SEC on May 8, 2025).

10.20†	Definitive Healthcare Corp. Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on February 23, 2023).
10.21

Form of Executive Officer and Director Indemnification Agreement for Definitive Healthcare Corp. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-258990) filed with the SEC on August 20, 2021).

10.22†	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-258990) filed with the SEC on August 20, 2021).
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

10.26†

Definitive Healthcare Corp. Change in Control Severance Plan for Executives (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 001-40815) filed with the SEC on February 27, 2023).

10.27†

The Amended and Restated Definitive Healthcare Corp. 2023 Inducement Plan (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K (File No. 001-40815) filed with the SEC on February 27, 2025.

10.28†	Form of RSU Award Agreement under 2023 Inducement Plan (incorporated by reference to Exhibit 99.2 to the Company’s S-8 (File No. 333-274370) filed with the SEC on September 6, 2023).
10.29†	Form of PSU Award Agreement under 2023 Inducement Plan (incorporated by reference to Exhibit 99.3 to the Company’s S-8 (File No. 333-274370) filed with the SEC on September 6, 2023).
10.30†

The Definitive Healthcare Corp. Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40815) filed with the SEC on August 14, 2023).

10.31†

Employment Agreement, dated as of May 20, 2024, by and among Definitive Healthcare, LLC, Definitive Healthcare Corp. and Kevin Coop (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on May 24, 2024).

10.32†

Form of Executive Value Creation PSU Award Agreement under the Definitive Healthcare Corp. 2023 Inducement Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on May 24, 2024).

10.33	Voting Agreement, dated November 7, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40815) filed with the SEC on November 7, 2024).
10.34

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

Definitive Healthcare Corp.

Date: February 26, 2026	By:	/s/ Kevin Coop
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

Name	Title	Date

/s/ Kevin Coop	Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2026
Kevin Coop

/s/ Casey Heller	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	February 26, 2026
Casey Heller

/s/ Jason Krantz	Executive Chairman	February 26, 2026
Jason Krantz

/s/ Sastry Chilukuri	Director	February 26, 2026
Sastry Chilukuri

/s/ Chris Egan	Director	February 26, 2026
Chris Egan

/s/ Samuel A. Hamood	Director	February 26, 2026
Samuel A. Hamood

/s/ Jeff Haywood	Director	February 26, 2026
Jeff Haywood

/s/ Scott Stephenson	Director	February 26, 2026
Scott Stephenson

/s/ Kathleen A. Winters	Director	February 26, 2026
Kathleen A. Winters

/s/ Lauren Young	Director	February 26, 2026
Lauren Young

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Definitive Healthcare Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Definitive Healthcare Corp. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, changes in total equity, and cash flow, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Goodwill Impairment — Refer to Notes 2 and 10 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of its one reporting unit to its carrying value. The Company determines the fair value of its reporting unit using income and market approaches. The determination of the fair value using the market approach required management to make a significant judgment to determine the estimated control premium. As of and during the year ended December 31, 2025, the Company recorded goodwill impairment charges of $196.1 million as it was determined that the fair value of its one reporting unit was less than its carrying value as of March 31, 2025 and December 31, 2025. As of December 31, 2025, the goodwill balance was $197.2 million.

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

Income Tax Structure — Refer to Notes 2 and 20 to the financial statements

Critical Audit Matter Description

On September 17, 2021, the Company completed its initial public offering in a series of transaction steps, which resulted in Definitive Healthcare Corp owning a majority of AIDH TopCo, LLC. Definitive Healthcare Corp is a C-corporation holding company owning a partnership interest in AIDH TopCo, LLC, commonly referred to as an Up-C structure. In connection with the initial public offering, the Company entered into a Tax Receivable Agreement (“TRA”) and recorded a liability under the TRA. The balance of the TRA liability on December 31, 2025 was $27.2 million. Under the TRA, the Company generally will be required to pay certain pre-IPO owners 85% of the amount of cash savings, if any, related to any U.S. federal, state, or local taxes that the Company actually realizes. The payments related to the initial and subsequent exchanges are treated as additional consideration paid, which in turn increases the tax basis of the Company’s investment in the Partnership. Most of this additional tax basis is amortizable under requisite sections of the Internal Revenue Code and therefore subject to the TRA.

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
February 26, 2026

We have served as the Company’s auditor since 2020.

DEFINITIVE HEALTHCARE CORP.

Consolidated Balance Sheets

(in thousands, except number of shares and par value)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$163,627	$105,378
Short-term investments	17,262	184,786
Accounts receivable, net	51,978	53,232
Prepaid expenses and other assets	11,972	13,040
Deferred contract costs	12,766	13,736
Total current assets	257,605	370,172
Property and equipment, net	12,680	3,791
Operating lease right-of-use assets, net	5,394	7,521
Other assets	2,277	2,300
Deferred contract costs	12,840	14,389
Intangible assets, net	247,477	297,933
Goodwill	197,219	393,283
Total assets	$735,492	$1,089,389
Liabilities and Equity
Current liabilities:
Accounts payable	$3,596	$10,763
Accrued expenses and other liabilities	44,773	40,896
Deferred revenue	96,989	93,344
Term loan	8,750	13,750
Operating lease liabilities	2,679	2,408
Total current liabilities	156,787	161,161
Long-term liabilities:
Deferred revenue	2,383	32
Term loan	156,085	229,368
Operating lease liabilities	5,152	7,586
Tax Receivable Agreement liability	19,212	49,511
Deferred tax liabilities	14,634	25,088
Other liabilities	2,247	9,449
Total liabilities	356,500	482,195
Commitments and Contingencies (Note 15)
Equity:
Class A common stock, par value $0.001, 600,000,000 shares authorized, 104,020,957 and 113,953,554 shares issued and outstanding at December 31, 2025 and 2024, respectively	104	114
Class B common stock, par value $0.00001, 65,000,000 shares authorized, 38,339,076 shares issued and outstanding at December 31, 2025, and 39,439,198 and 39,375,806 shares issued and outstanding, respectively, at December 31, 2024	—	—
Additional paid-in capital	1,061,965	1,085,445
Accumulated other comprehensive deficit	(1,450)	(610)
Accumulated deficit	(779,506)	(640,574)
Noncontrolling interests	97,879	162,819
Total equity	378,992	607,194
Total liabilities and equity	$735,492	$1,089,389

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share amounts and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$241,521	$252,202	$251,415
Cost of revenue:
Cost of revenue exclusive of amortization	37,954	40,684	34,740
Amortization	20,292	14,049	12,742
Gross profit	183,275	197,469	203,933
Operating expenses:
Sales and marketing	81,637	83,807	94,534
Product development	34,776	36,518	42,441
General and administrative	51,627	49,267	58,861
Depreciation and amortization	35,818	37,618	39,008
Transaction, integration, and restructuring expenses	7,624	12,225	11,489
Goodwill impairment	196,064	688,854	287,400
Total operating expenses	407,546	908,289	533,733
Loss from operations	(224,271)	(710,820)	(329,800)
Other income (expense), net:
Interest income	6,951	14,592	13,644
Interest expense	(11,288)	(14,837)	(15,203)
Gain on remeasurement of Tax Receivable Agreement liability	21,706	76,909	23,470
Loss on partial extinguishment of debt	(507)	—	—
Other (expense) income, net	(1,847)	411	(291)
Total other income, net	15,015	77,075	21,620
Loss before income taxes	(209,256)	(633,745)	(308,180)
Benefit from income taxes	9,959	42,299	18,553
Net loss	(199,297)	(591,446)	(289,627)
Less: Net loss attributable to noncontrolling interests	(60,365)	(178,322)	(87,239)
Net loss attributable to Definitive Healthcare Corp.	$(138,932)	$(413,124)	$(202,388)
Net loss per share of Class A common stock:
Basic and diluted	$(1.30)	$(3.54)	$(1.79)
Weighted average common stock outstanding:
Basic and diluted	106,650,845	116,640,183	112,764,537

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(199,297)	$(591,446)	$(289,627)
Other comprehensive income (loss):
Foreign currency translation adjustments	935	(408)	171
Unrealized (loss) gain on available-for-sale securities	(52)	2	291
Unrealized loss on interest rate hedging instruments	(2,017)	(3,217)	(2,617)
Comprehensive loss	(200,431)	(595,069)	(291,782)
Less: Comprehensive loss attributable to noncontrolling interests	(60,659)	(179,226)	(87,835)
Comprehensive loss attributable to Definitive Healthcare Corp.	$(139,772)	$(415,843)	$(203,947)

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

(amounts in thousands, except share amounts)

							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance at December 31, 2022	105,138,273	$105	50,433,101	$—	$970,207	$(25,062)	$3,668	$533,027	$1,481,945
Net loss	—	—	—	—	—	(202,388)	—	(87,239)	(289,627)
Other comprehensive loss	—	—	—	—	—	—	(1,559)	(596)	(2,155)
Vested incentive units	—	—	—	—	(6,327)	—	—	6,327	—
Issuance of Class A common stock upon vesting of RSUs	1,300,786	—	—	—	2,419	—	—	(2,419)	—
Shares withheld related to net share settlement	(438,840)	—	—	—	(4,432)	—	—	—	(4,432)
Effect of changes in LLC ownership, including LLC unit exchanges	10,562,033	12	(10,562,033)	—	89,177	—	—	(112,203)	(23,014)
Forfeited unvested incentive units	—	—	(108,368)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	35,537	—	—	13,202	48,739
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(12,282)	(12,282)
Balance at December 31, 2023	116,562,252	$117	39,762,700	$—	$1,086,581	$(227,450)	$2,109	$337,817	$1,199,174
Net loss	—	—	—	—	—	(413,124)	—	(178,322)	(591,446)
Other comprehensive loss	—	—	—	—	—	—	(2,719)	(904)	(3,623)
Vested incentive units	—	—	—	—	(2,468)	—	—	2,468	—
Issuance of Class A common stock upon vesting of RSUs	2,883,145	2	—	—	3,817	—	—	(3,819)	—
Shares withheld related to net share settlement	(981,295)	(1)	—	—	(7,547)	—	—	—	(7,548)
Repurchases of Class A common stock	(4,780,799)	(4)	—	—	(29,999)	—	—	7,637	(22,366)
Effect of changes in LLC ownership, including LLC unit exchanges	270,251	—	(270,251)	—	6,544	—	—	(6,491)	53
Forfeited unvested incentive units	—	—	(53,251)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	28,517	—	—	9,568	38,085
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5,135)	(5,135)
Balance at December 31, 2024	113,953,554	$114	39,439,198	$—	$1,085,445	$(640,574)	$(610)	$162,819	$607,194
Net loss	—	—	—	—	—	(138,932)	—	(60,365)	(199,297)
Other comprehensive loss	—	—	—	—	—	—	(840)	(294)	(1,134)
Vested incentive units	—	—	—	—	(190)	—	—	190	—
Issuance of Class A common stock upon vesting of RSUs	4,246,355	5	—	—	2,378	—	—	(2,383)	—
Shares withheld related to net share settlement	(1,397,637)	(1)	—	—	(4,947)	—	—	—	(4,948)
Repurchases of Class A common stock	(13,880,866)	(14)	—	—	(61,693)	—	—	12,255	(49,452)
Effect of changes in LLC ownership, including LLC unit exchanges	1,099,551	—	(1,099,551)	—	19,583	—	—	(18,950)	633
Forfeited unvested incentive units	—	—	(571)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	21,389	—	—	7,755	29,144
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,148)	(3,148)
Balance at December 31, 2025	104,020,957	$104	38,339,076	$—	$1,061,965	$(779,506)	$(1,450)	$97,879	$378,992

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows provided by operating activities:
Net loss	$(199,297)	$(591,446)	$(289,627)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,303	2,245	1,953
Amortization of intangible assets	52,807	49,422	49,797
Amortization of deferred contract costs	15,871	15,441	12,963
Equity-based compensation	29,144	38,085	48,739
Amortization of debt issuance costs	519	702	702
Write-off of deferred offering costs	467	—	—
(Recovery of) provision for bad debt expense	(232)	947	1,374
Loss on partial extinguishment of debt	507	—	—
Non-cash restructuring charges	595	1,239	155
Goodwill impairment charges	196,064	688,854	287,400
Tax Receivable Agreement remeasurement	(21,706)	(76,909)	(23,470)
Changes in fair value of contingent consideration	(3,970)	(1,780)	302
Deferred income taxes	(10,878)	(42,670)	(18,713)
Changes in operating assets and liabilities:
Accounts receivable	1,384	5,693	811
Prepaid expenses and other assets	(2,249)	(7,832)	(7,156)
Deferred contract costs	(13,352)	(12,756)	(18,790)
Contingent consideration	—	(602)	—
Accounts payable, accrued expenses, and other liabilities	(1,088)	(5,458)	1,330
Deferred revenue	5,888	(4,979)	(6,580)
Net cash provided by operating activities	53,777	58,196	41,190
Cash flows (used in) provided by investing activities:
Purchases of property, equipment, and data assets	(16,720)	(12,344)	(2,977)
Purchases of short-term investments	(64,065)	(304,304)	(259,208)
Maturities of short-term investments	234,660	303,769	275,426
Cash paid for acquisitions and investments, net of cash acquired	—	(13,530)	(45,023)
Net cash provided by (used in) investing activities	153,875	(26,409)	(31,782)
Cash flows (used in) provided by financing activities:
Repayments of term loans	(252,813)	(13,750)	(8,594)
Proceeds from term loan	175,000	—	—
Payments of debt issuance costs	(1,660)	—	—
Taxes paid related to net share settlement of equity awards	(4,948)	(7,548)	(4,432)
Repurchases of Class A common stock	(49,452)	(22,366)	—
Payments of contingent consideration	—	(1,000)	—
Payments under Tax Receivable Agreement	(13,767)	(6,950)	(246)
Payments of equity offering issuance costs	—	—	(30)
Member distributions	(3,148)	(5,135)	(12,282)
Net cash used in financing activities	(150,788)	(56,749)	(25,584)
Net increase (decrease) in cash and cash equivalents	56,864	(24,962)	(16,176)
Effect of exchange rate changes on cash and cash equivalents	1,385	(636)	218
Cash and cash equivalents, beginning of year	105,378	130,976	146,934
Cash and cash equivalents, end of year	$163,627	$105,378	$130,976

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$10,800	$14,196	$14,456
Income taxes	833	—	136
Acquisitions:
Net assets acquired, net of cash acquired	$—	$13,675	$52,678
Working capital adjustment receivable	—	(145)	145
Contingent consideration	—	—	(7,800)
Net cash paid for acquisitions	$—	$13,530	$45,023

Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses and other liabilities	$4,537	$6,870	$47

See notes to consolidated financial statements

DEFINITIVE HEALTHCARE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.
Description of Business

Definitive Healthcare Corp. (together with its subsidiaries, “Definitive Healthcare” or the “Company”), through its operating subsidiary, Definitive OpCo, provides comprehensive and up-to-date hospital and healthcare-related information and insight across the entire healthcare continuum via a multi-tenant database platform which combines proprietary and public sources to deliver insights. Unless otherwise stated or the context otherwise indicates, references to “we,” “us,” “our,” “Definitive Healthcare,” and the “Company” refer (1) prior to the consummation of the Reorganization Transactions, to Definitive OpCo and its consolidated subsidiaries, and (2) after consummation of the Reorganization Transactions, to Definitive Healthcare Corp. and its consolidated subsidiaries.

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

In May 2021, Definitive Healthcare Corp. was formed as a Delaware corporation for the purposes of facilitating an initial public offering (“IPO”) and other related transactions in order to carry on the business of Definitive OpCo. Following consummation of the Reorganization Transactions, Definitive OpCo became a subsidiary of Definitive Healthcare Corp.

The Company is headquartered in Framingham, Massachusetts.

Reorganization Transactions

In connection with its IPO in September 2021, the Company completed the following transactions (the “Reorganization Transactions”). Definitive OpCo entered into an amended and restated limited liability company agreement (the “Amended LLC Agreement”) pursuant to which members of Definitive OpCo prior to the IPO who continued to hold LLC Units following the consummation of the Reorganization Transactions acquired the right to require Definitive OpCo to redeem all or a portion of their LLC Units for newly issued shares of Class A common stock on a one-for-one basis. Until redeemed or exchanged, each LLC Unit is paired with one share of Definitive Healthcare Corp. Class B common stock. The total shares of Class B common stock outstanding is equal to the number of vested LLC Units outstanding, excluding LLC Units held by the Company. Unvested LLC Units are paired with Class B common stock, which are issued but do not have voting rights and are deemed not outstanding until the corresponding LLC Units have vested. Certain entities treated as corporations for U.S. federal income tax purposes that held LLC Units (individually, a “Blocker Company” and collectively, the “Blocker Companies”) each merged with a merger subsidiary of Definitive Healthcare Corp., and subsequently merged into Definitive Healthcare Corp. (the “Mergers”). The former shareholders of the Blocker Companies collectively received a number of shares of Class A common stock in the Mergers equal to the number of LLC Units held by the Blocker Companies prior to the Mergers.

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

In connection with the Reorganization Transactions and the IPO, Definitive Healthcare Corp entered into a tax receivable agreement (“TRA”). See Note 20. Income Taxes.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash also includes cash advances and prefunded balances provided to third-party payment processors that are used to settle vendor transactions. These amounts are typically held for short periods and are available for settlement or withdrawal on demand or within a short contractual timeframe, generally not exceeding three business days. Accordingly, management considers these balances to be readily convertible to known amounts of cash and subject to insignificant risk of changes in value.

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

Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising the Company’s customer base. No single customer accounted for more than 10% of total net sales in 2025, 2024 or 2023. The Company has a receivable for more than 10% of net receivables as of December 31, 2025. No single customer accounted for more than 10% of total net receivables in fiscal year 2024.

Accounts Receivable, Net and Contract Assets

Accounts receivable, net are stated at the amount management expects to collect from outstanding balances. Allowances for estimated credit losses are provided for those outstanding balances considered to be uncollectible based upon historical collection experience, changes in customer payment profiles, the aging of receivable balances, and management’s overall evaluation of the outstanding balances at year end. Balances that are still outstanding after management has made reasonable collection efforts are written off through a charge to the allowance for doubtful accounts. At December 31, 2025 and 2024, the allowance for estimated credit losses was $1.4 million and $2.1 million, respectively.

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

The capitalized amounts are recoverable through future revenue streams under all non-cancellable customer contracts. Amortization of capitalized costs to obtain revenue contracts is included in sales and marketing expense in the accompanying consolidated statements of operations. There were no impairments of these costs in the years ended December 31, 2025, 2024 or 2023.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The assets are depreciated on a straight-line basis over the estimated useful lives as follows:

Furniture and equipment	5 years
Computers and software	3-5 years
Leasehold improvements	Lesser of the asset life or lease term

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

Advertising and Promotional Expenses

The Company expenses advertising costs as incurred in accordance with ASC 720—Other Expenses – Advertising Cost. Advertising expenses of $2.1 million, $1.9 million, and $1.6 million for the years ended December 31, 2025, 2024, and 2023, respectively, are included in sales and marketing expenses on the consolidated statements of operations.

Software Development Costs

The Company accounts for its software development costs in accordance with the guidance set forth in ASC 350-40—Intangibles – Goodwill and Other – Internal Use Software. The Company capitalizes costs to develop software for internal use incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized costs of $9.1 million and $2.3 million as of December 31, 2025 and 2024, respectively, are included in property and equipment, net.

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

Over the past three years, the Company has experienced declines in its market capitalization as a result of sustained decreases in its stock price, which represented triggering events requiring the Company’s management to perform quantitative goodwill impairment tests. As a result of each impairment test, the Company determined that the fair value of its single reporting unit was lower than its carrying value and, accordingly, recorded non-cash, pre-tax, goodwill impairment charges of $196.1 million, $688.9 million, and $287.4 million during the years ended December 31, 2025, 2024, and 2023, respectively. The goodwill impairment charges did not affect the Company’s liquidity or the financial covenants in our outstanding debt agreement.

The Company will continue to monitor for potential impairment should impairment indicators arise. Refer to Note 10. Goodwill and Intangible Assets for further details.

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

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are deferred and amortized as interest expense over the terms of the related debt using the effective interest method for term debt and on a straight-line basis for revolving debt. To the extent that the debt is outstanding, these amounts are reflected in the consolidated balance sheets as direct deductions from the long-term portions of debt, except for the costs related to the Company’s revolving credit facilities, which are presented as a non-current asset on the consolidated balance sheets within other assets. Upon a refinancing or amendment, previously capitalized debt issuance costs are expensed and included in loss on extinguishment of debt, if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument. As of December 31, 2025 and 2024, the Company had $1.4 million and $0.9 million, respectively, of unamortized deferred financing costs related to its non-revolving credit facilities, and $0.5 million and $0.3 million, respectively, of unamortized deferred financing costs related to its revolving credit facility.

Sales Tax

The Company’s revenues are subject to local sales taxes in certain states. It is the Company’s policy to treat all such taxes on a “net” basis, which means the charges for sales taxes to the Company’s customers are not included in revenues and the remittance of such taxes is not presented as an expense. Any amounts payable, inclusive of interest and penalties, to taxation authorities in which the Company did not charge the customer for sales taxes is recorded within general and administrative expenses in the consolidated statements of operations and is included in accrued expenses and other current liabilities in the consolidated balance sheets.

Income Taxes

Definitive OpCo is taxed as a partnership. For federal and state income tax purposes, income, losses, and other tax attributes not generated by Definitive OpCo’s incorporated subsidiary, Analytical Wizards, Inc. (“AW”) and its wholly owned U.S. and foreign subsidiaries generally pass through to the Definitive OpCo members’ individual income tax returns. Additionally, Definitive OpCo may be subject to certain taxes on behalf of its members in certain states.

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

Definitive Healthcare Corp. is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Definitive OpCo and will be taxed at the prevailing corporate tax rates. In addition to tax expenses, Definitive Healthcare Corp. will also make payments under the TRA, which the Company expects could be significant. The Company anticipates that it will account for the income tax effects and corresponding TRA’s effects resulting from future redemptions or exchanges of LLC Units by recognizing an increase in Definitive Healthcare Corp.’s deferred tax assets, based on enacted tax rates at the date of the purchase or exchange.

Further, the Company accounts for amounts payable under the TRA in accordance with ASC 450—Contingencies. The amounts to be recorded for both the deferred tax assets and the liability for the Company’s obligations under the TRA will be estimated at the time of any purchase or exchange as a reduction to shareholders’ equity, and the effects of changes in any of the Company’s estimates after this date will be included in net income or loss. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income or loss.

In assessing the realizability of deferred tax assets of the Company and its subsidiaries, management considers the weight of available evidence and whether it is more likely than not that some or all of the deferred tax assets will be realized; when necessary, a valuation allowance is established.

Under the provisions of ASC 740—Income Taxes, as it relates to accounting for uncertainties in tax positions, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the tax years ended December 31, 2025, 2024, and 2023, the Company did not have any uncertain tax positions.

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

For units and shares which had performance conditions not tied to market-based criteria, the Company recognized compensation expense based on the Company’s assessment of the probability that the performance condition(s) would be achieved. Any related compensation expense was recognized when the probability of the event was likely and performance criteria were met. Forfeitures are recognized as they occur.

The Company classifies equity-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s salary and related costs are classified.

Adoption of Recently Issued Financial Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to enhance the transparency, as well as the usefulness, of income tax disclosures, primarily related to the rate reconciliation and income taxes paid. The Company has adopted the guidance relevant to ASU 2023-09, expanding its applicable income tax disclosures. See Note 20. Income Taxes for further details.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. The Company is currently assessing the impact, if any, that adoption of this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (“ASU 2025-06”). ASU 2025-06 modernizes and clarifies the threshold for when an entity is required to begin capitalizing software costs and is based on when (i) management has authorized and committed to funding the software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and interim reporting periods, with early adoption permitted. The Company is currently assessing the impact, if any, that adoption of this new accounting standard will have on its consolidated financial statements and footnote disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivative Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”), which refines the scope Topic 815 and clarifies which contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. The Company is currently assessing the impact, if any, that adoption of this new accounting standard will have on its consolidated financial statements and footnote disclosures.

No other new accounting pronouncements issued or effective during the year have had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

In total, intangible assets acquired in the Carevoyance acquisition are estimated to be amortized over a weighted average of 6.9 years. See Note 10. Goodwill and Intangible Assets for the estimated total intangible amortization expense during the next five years and thereafter.

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

The contingent consideration is based on the achievement of certain revenue metrics during the two-year period following the acquisition date, with potential earn-out payouts ranging from $0 to $28.0 million. The Company estimated the fair value of the contingent consideration to be $7.8 million as of July 21, 2023, based on the estimated achievement of the revenue metrics and time to payment. The contingent consideration was initially recorded in other liabilities in the consolidated balance sheets as of the acquisition date and is measured to fair value at each reporting date. Refer to Note 13. Fair Value Measurements.

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

In total, intangible assets acquired in the Populi acquisition are estimated to be amortized over a weighted average period of 7.2 years. See Note 10. Goodwill and Intangible Assets for the estimated total intangible amortization expense during the next five years and thereafter.

In connection with the acquisition, the Company recognized acquisition related costs of $2.3 million and $5.1 million, which were recorded within transaction, integration, and restructuring expenses in the accompanying consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively.

Unaudited Pro Forma Supplementary Data as if the transaction had occurred on January 1, 2023:

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

The following table represents a disaggregation of revenue from arrangements with customers for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Subscription services	$232,225	$244,886	$243,052
Professional services	9,296	7,316	8,363
Total revenue	$241,521	$252,202	$251,415

Deferred Contract Costs

A summary of the activity impacting the deferred contract costs during the years ended December 31, 2025 and 2024 is presented below:

(in thousands)	December 31, 2025	December 31, 2024
Balance at beginning of year	$28,125	$30,810
Costs amortized	(15,871)	(15,441)
Additional amounts deferred	13,352	12,756
Balance at end of year	25,606	28,125
Classified as:
Current	12,766	13,736
Non-current	12,840	14,389
Total deferred contract costs (deferred commissions)	$25,606	$28,125

Contract Liabilities

A summary of the activity impacting deferred revenue balances during the years ended December 31, 2025 and 2024 is presented below as of:

(in thousands)	December 31, 2025	December 31, 2024
Balance at beginning of year	$93,376	$97,386
Revenue recognized	(241,521)	(252,202)
Additional amounts deferred	247,517	248,192
Balance at end of year	$99,372	$93,376

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

The remaining performance obligations consisted of the following as of:

(in thousands)	December 31, 2025	December 31, 2024
Current	$165,087	$188,050
Non-current	75,368	105,673
Total	$240,455	$293,723

5.
Leases

The Company leases real estate in the form of office space facilities. Generally, the term for real estate leases ranges from 1 to 9 years at inception of the contract. Some real estate leases include options to renew that can extend the original term by 5 to 10 years.

Operating lease costs are allocated according to headcount to cost of revenue, sales and marketing, product development, and general and administrative expenses in the consolidated statements of operations. As of December 31, 2025, the Company does not have any finance leases.

During the third quarter of 2025, the Company executed a new one-year lease agreement for its office space in India. Accordingly, the Company recorded an initial right-of-use asset (“ROU asset”) and corresponding operating lease liability of $0.2 million, which represented the present value of the expected future minimum lease payments.

During the second quarter of 2024, the Company executed a plan to exit part of its office headquarters, which was accounted for as a lease modification under ASC 842, and plans to sublease the vacant space. The Company ceased use of the office facility during the second quarter of 2024 and recorded impairment charges of $1.2 million, comprised of $0.9 million related to the ROU asset and $0.3 million related to the remaining unamortized balance of leasehold improvements associated with the exited space. During the year ended December 31, 2025, the Company recorded additional impairment charges of $0.6 million related to the ROU asset. The impairment charges were based on estimates of future income that may be collected from a sublease tenant. These impairment charges were recognized within transaction, integration, and restructuring expenses in the Company’s consolidated statements of operations.

During the third quarter of 2024, the Company executed a new five-year lease agreement for an office in India. Accordingly, the Company recorded an initial ROU asset and corresponding operating lease liability of $0.8 million, which represented the present value of the expected future minimum lease payments.

During the first quarter of 2023, the Company executed a plan to exit one of its office facilities by exercising an early termination clause, which was accounted for as a lease modification under ASC 842. The Company ceased use of the office facility during the period and accordingly recorded a $0.2 million impairment charge, which represented the remaining carrying value of the ROU asset as of March 31, 2023.

During the third quarter of 2023, the Company executed a new four-year lease agreement for its office in Sweden. Accordingly, the Company recorded an initial ROU asset and corresponding operating lease liability of $1.6 million, which represented the present value of the expected future minimum lease payments.

The Company recorded the following lease costs for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Amortization of capitalized operating lease cost	$2,111	$2,073	$2,202
Total lease cost	$2,111	$2,073	$2,202

Supplemental cash flow and other information for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash paid for amounts included in measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$2,981	$2,710	$2,052

Right-of-use assets obtained in exchange for lease liabilities:
Capitalized operating leases	$209	$787	$1,563

Lease term and discount rate consisted of the following as of:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years):
Capitalized operating leases	2.94	3.92

Weighted-average discount rate:
Capitalized operating leases	4.6%	4.6%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of December 31, 2025.

(in thousands)	Capitalized Operating Lease
2026	$3,019
2027	2,660
2028	2,357
2029	305
$8,341

Imputed interest	510
Total operating lease liability balance at December 31, 2025	$7,831

Total rent expense, which was allocated according to headcount to cost of revenue, sales and marketing, product development and general and administrative expenses in the consolidated statements of operations, was $2.1 million, $2.0 million, and $2.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

6.
Short-term Investments

Short-term investments classified as available-for-sale consisted of the following as of:

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
US Treasuries	$1,779	$2	$—	$1,781
Commercial Paper	8,986	6	—	8,992
Certificates of Deposit	6,480	9	—	6,489
Total short-term investments	$17,245	$17	$—	$17,262

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
US Treasuries	$24,477	$12	$(3)	$24,486
Commercial Paper	127,642	64	(24)	127,682
Certificates of Deposit	32,598	23	(3)	32,618
Total short-term investments	$184,717	$99	$(30)	$184,786

All short-term investments had stated maturity dates of less than one year. Included in the amortized cost as of December 31, 2025 and 2024 is accretion of $0.3 million and $1.6 million, respectively. Interest accretion on short-term investments was $3.1 million and $7.2 million during the years ended December 31, 2025 and 2024, respectively.

7.
Accounts Receivable

Accounts receivable consisted of the following as of:

(in thousands)	December 31, 2025	December 31, 2024
Accounts receivable	$52,803	$54,618
Unbilled receivable	613	728
	53,416	55,346
Less: allowance for credit losses	(1,438)	(2,114)
Accounts receivable, net	$51,978	$53,232

8.
Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following as of:

(in thousands)	December 31, 2025	December 31, 2024
Prepaid expenses	$11,434	$11,458
Interest receivables	420	741
Short-term deposits	115	124
Short-term derivative asset	3	717
Prepaid expenses and other assets	$11,972	$13,040

9.
Property and Equipment

Property and equipment consisted of the following as of:

(in thousands)	December 31, 2025	December 31, 2024
Computers and purchased software	$10,235	$6,134
Internally developed software	9,103	2,338
Furniture and equipment	1,004	960
Leasehold improvements	1,846	1,819
	22,188	11,251
Less: accumulated depreciation and amortization	(9,508)	(7,460)
Property and equipment, net	$12,680	$3,791

Depreciation and amortization expense was $3.3 million, $2.2 million and $2.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The Company disposed of fully depreciated property and equipment of $1.4 million and $1.0 million during the years ended December 31, 2025 and 2024, respectively.

In May 2024, the Company consolidated certain leased office space at its corporate headquarters and, as a result, recorded impairment charges of $0.3 million related to leasehold improvements during the year ended December 31, 2024. These non-cash charges were recognized within transaction, integration, and restructuring expenses in the Company’s consolidated statements of operations (see Note 5. Leases for further details). The Company also recorded accelerated depreciation of furniture and fixtures of $0.1 million in connection with the office consolidation during the year ended December 31, 2024.

10.
Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets consisted of the following as of:

	December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$410,390	$(227,007)	$183,383
Developed technologies	85,328	(56,569)	28,759
Tradenames	36,171	(13,902)	22,269
Database	69,846	(56,780)	13,066
Total finite-lived intangible assets	601,735	(354,258)	247,477
Goodwill	197,219	—	197,219
Total goodwill and intangible assets	$798,954	$(354,258)	$444,696

	December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$410,390	$(196,694)	$213,696
Developed technologies	85,074	(43,526)	41,548
Tradenames	36,078	(11,608)	24,470
Database	67,456	(49,237)	18,219
Total finite-lived intangible assets	598,998	(301,065)	297,933
Goodwill	393,283	—	393,283
Total goodwill and Intangible assets	$992,281	$(301,065)	$691,216

Amortization expense associated with finite-lived intangible assets was $52.8 million, $49.4 million, and $49.8 million for the years ended December 31, 2025, 2024, and 2023, respectively, of which $20.3 million, $14.0 million, and $12.7 million was included in cost of revenue for each respective period.

Estimated total intangible amortization expense during the next five years and thereafter is as follows:

(in thousands)
2026	$47,290
2027	40,642
2028	31,561
2029	26,355
2030	21,782
Thereafter	79,847
Total	$247,477

Goodwill Impairment

Goodwill and acquired intangible assets are initially recorded at fair value and tested periodically for impairment. The Company estimates the fair value of these assets using primarily unobservable inputs, which are considered Level 3 fair value measurements as defined in Note 13. Fair Value Measurements. The Company performs an impairment test of goodwill during the fourth quarter of each fiscal year and more frequently if indicators of potential impairment arise.

Over the past three years, the Company experienced declines in its market capitalization as a result of sustained decreases in the Company’s stock price, which represented triggering events requiring management to perform quantitative goodwill impairment tests. As a result of each impairment test, the Company determined that the fair value of its single reporting unit was lower than its carrying value and, accordingly, recorded non-cash, pretax, goodwill impairment charges of $196.1 million, $688.9 million, and $287.4 million during the years ended December 31, 2025, 2024, and 2023, respectively. The goodwill impairment charges did not affect the Company’s liquidity or the financial covenants in its outstanding debt agreement.

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

The Company will continue to monitor for potential impairment should impairment indicators arise.

As of and for the periods ended December 31, 2025 and 2024, goodwill consisted of the following:

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Goodwill, gross - beginning of period	$1,369,537	$1,362,480
Accumulated impairment losses	(976,254)	(287,400)
Goodwill, net - beginning of period	393,283	1,075,080
Goodwill acquired during period	—	7,057
Goodwill impairment loss	(196,064)	(688,854)
Goodwill, net - end of period	$197,219	$393,283

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Goodwill, gross - end of period	$1,369,537	$1,369,537
Accumulated impairment losses	(1,172,318)	(976,254)
Goodwill, net - end of period	$197,219	$393,283

The Company also considered its intangible assets with finite useful lives, which are amortized over their estimated useful lives, generally on a straight-line basis or using the economic consumption method if anticipated future revenues can be reasonably estimated. These assets are reviewed for impairment when facts or circumstances indicate that the carrying values may not be recoverable. The Company experienced triggering events over the past three years resulting from declines in the Company’s market capitalization driven by sustained decreases in the Company’s stock price. In each case, the Company’s intangible assets were reviewed for impairment. Based on quantitative and qualitative analyses performed, management concluded the assets were recoverable and no impairment charges were recorded as a result of these triggering events.

11.
Long-Term Debt

Long-term debt consisted of the following as of:

	December 31, 2025
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$166,250	$(1,415)	$164,835
Less: current portion of long-term debt			8,750
Long-term debt			$156,085

	December 31, 2024
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$244,063	$(945)	$243,118
Less: current portion of long-term debt			13,750
Long-term debt			$229,368

During the years ended December 31, 2025 and 2024, the Company repaid $77.8 million and $13.8 million, respectively, in outstanding principal of the 2021 Term Loan (as defined below).

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

The loans under the Term Facility and the Revolving Credit Facility mature on January 16, 2030. The Facilities are guaranteed, subject to customary exceptions, by all of DH Holdings’ wholly-owned domestic restricted subsidiaries and AIDH Buyer, LLC, a Delaware limited liability company and the direct parent company of DH Holdings (“Holdings”), and are secured by associated collateral agreements that pledge a lien on substantially all of DH Holdings’ assets, including fixed assets and intangibles, and the assets of the guarantors, in each case, subject to customary exceptions (the “Pledged Assets”). As of December 31, 2025, the Pledged Assets of these subsidiaries approximated $626.8 million, and the net assets of these subsidiaries approximated $312.8 million.

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

The Term Facility and the Revolving Credit Facility bear interest at a rate per annum equal to (a) ABR (as defined in the DH Holdings Credit Agreement) or (b) Term SOFR (as defined in the DH Holdings Credit Agreement) for the interest period in effect for the applicable borrowing, in each case, plus an applicable margin based on a grid ranging from 1.00% to 1.50% for ABR borrowings and 2.00% to 2.50% for Term SOFR borrowings. The interest rates are subject to two step-ups of 0.25% based on the total net leverage ratio of DH Holdings and its restricted subsidiaries on a consolidated basis (the “Total Net Leverage Ratio”). In addition, DH Holdings will pay an unused commitment fee of between 0.25% and 0.30% on the undrawn commitments under the Revolving Credit Facility, also depending on the Total Net Leverage Ratio. The expense is included in interest expense in the condensed consolidated statements of operations. There was no outstanding balance on the Revolving Credit Facility at December 31, 2025 or 2024. However, in lieu of a security deposit, the Company has provided a standby letter of credit of $0.3 million to the lessor of the Company’s corporate headquarters, which reduced the amount available under the Revolving Credit Facility to $49.7 million as of December 31, 2025.

Under the DH Holdings Credit Agreement, DH Holdings (and in certain circumstances, Holdings) and its restricted subsidiaries are subject to customary affirmative, negative and financial covenants, and events of default for facilities of this type (with customary grace periods, as applicable, and lender remedies).

In connection with the DH Holdings Credit Agreement Amendment, the Company repaid $69.1 million of outstanding principal amount of the Term Facility and reduced its borrowing capacity under the Revolving Credit Facility by $25.0 million. As a result, the Company incurred a loss on partial extinguishment of debt of $0.5 million during the first quarter of 2025 attributed to the derecognition of a proportionate amount of the unamortized debt discount, a result of repaying the $69.1 million of outstanding principal on the Term Facility and reducing the Revolving Credit Facility. In addition, the Company capitalized financing costs totaling $1.7 million, of which $1.2 million related to the Term Facility and $0.5 million related to the Revolving Credit Facility. The financing costs associated with the Term Facility are recorded as a contra-debt balance in term loan, net of current portion in the consolidated balance sheets and are amortized over the remaining life of the loan using the effective interest method. The financing costs associated with the Revolving Credit Facility are recorded in other assets in the consolidated balance sheets and are amortized over the life of the arrangement. At December 31, 2025 and 2024, the unamortized financing costs were $0.5 million and $0.3 million, respectively.

The expected future principal payments under the 2021 Credit Agreement as of December 31, 2025 are as follows:

(in thousands)
2026	$8,750
2027	8,750
2028	8,750
2029	8,750
2030	131,250
$166,250

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

Cash Flow Hedges of Interest Rate Risk

The Company entered into two interest rate swap agreements, effective on March 31, 2022. The swap agreements matured on March 31, 2025. The two interest rate swap agreements each had a notional value of $61.9 million with fixed interest rates of 1.90650% and 1.90900%. Interest payments under the swaps were made monthly on a net settlement basis. The Company has not recorded any amounts due to ineffectiveness for the years ended December 31, 2025, 2024, or 2023.

During the first quarter of 2025, the Company entered into two interest rate cap agreements, effective March 31, 2025. The two interest rate cap agreements each have a notional value of $66.5 million as of December 31, 2025, with an interest rate cap of 4.50%. Interest payment receipts under the caps, if any, are made monthly on a net settlement basis. The Company has not recorded any amounts due to ineffectiveness for the year ended December 31, 2025.

The derivative interest rate caps are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in accumulated other comprehensive deficit (“AOCI”) on the condensed consolidated balance sheets and reclassified to interest expense, net, when the underlying transaction has an impact on earnings. The Company expects to recognize $0.3 million of net pre-tax losses from accumulated other comprehensive income as a charge to interest expense in the next twelve months associated with its interest rate caps. The Company recognizes derivative instruments and hedging activities on a gross basis as either assets or liabilities on the Company’s consolidated balance sheets and measures them at fair value. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions.

The fair values of the interest rate caps as of December 31, 2025 and the fair values of the interest rate swaps as of December 31, 2024 were recorded in the Company’s consolidated balance sheets as follows:

(in thousands)
Description	Balance Sheet Location	December 31, 2025	December 31, 2024
Short-term derivative asset	Prepaid expenses and other assets	$3	$717
Long-term derivative asset	Other assets	329	—

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

Debt

The Company’s short- and long-term debt are recorded at their carrying values in the consolidated balance sheets. The estimated fair values of the Company’s short- and long-term debt approximate their carrying values as of December 31, 2025 and 2024, based on interest rates currently available to the Company for similar borrowings.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of its derivatives held as of December 31, 2025 and 2024 were classified as Level 2 in the fair value hierarchy.

Contingent consideration

The deferred consideration resulting from the acquisition of Populi in the third quarter of 2023, which is subject to meeting certain revenue metrics during calendar years 2024 and 2025, is measured at fair value on a recurring basis. During the fourth quarter of 2025, management estimated the fair value of the contingent consideration liability by calculating the present value of the expected payment at the conclusion of the measurement period. This assessment was performed using a probability-weighted approach, which incorporated updated assumptions reflecting increased certainty and reduced variability in the range of probable outcomes for the final three months of the measurement period. At December 31, 2025, the fair value of the contingent consideration associated with this acquisition was estimated to be $3.0 million, all of which was included in accrued expenses and other liabilities in the consolidated balance sheets. The change in estimate of contingent consideration subsequent to initial measurement as of the acquisition date was recorded in transaction, integration, and restructuring expense in the accompanying consolidated statements of operations.

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

Earnout liabilities are classified within Level 3 in the fair value hierarchy because the methodology used to develop the estimated fair value includes significant unobservable inputs reflecting management’s own assumptions. The table below presents a reconciliation of earnout liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	December 31, 2025	December 31, 2024
Balance at beginning of year	$6,970	$10,352
Net change in fair value and other adjustments	(3,970)	(1,780)
Payments	—	(1,602)
Balance at end of year	$3,000	$6,970

At December 31, 2025 and 2024, assets and liabilities measured at fair value on a recurring basis were as follows:

	As of December 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$72,392	$72,392	$—	$—
Short-term investments:
U.S. treasuries	1,781	—	1,781	—
Commercial paper	8,992	—	8,992	—
Certificates of deposit	6,489	—	6,489	—
Prepaid expenses and other assets:
Interest rate cap contracts	3	—	3	—
Other assets:
Interest rate cap contracts	329	—	329	—
Liabilities:
Accrued expenses and other liabilities:
Contingent consideration	3,000	—	—	3,000

	As of December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$63,389	$63,389	$—	$—
Commercial paper (maturities less than 90 days)	4,997	—	4,997	—
Short-term investments:
U.S. treasuries	24,486	—	24,486	—
Commercial paper	127,682	—	127,682	—
Certificates of deposit	32,618	—	32,618	—
Prepaid expenses and other assets:
Interest rate swap contracts	717	—	717	—
Liabilities:
Accrued expenses and other liabilities:
Contingent consideration	3,000	—	—	3,000
Other liabilities:
Contingent consideration	3,970	—	—	3,970

At December 31, 2025 and 2024, except for the long-term contingent consideration noted above, the estimated fair values of all of the Company’s financial assets and liabilities subject to the three-level fair value hierarchy approximated their carrying values due to their short-term maturities (less than 12 months).

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

The Company performed multiple interim goodwill impairment tests during the years ended December 31, 2025, 2024, and 2023 and concluded in each case that the carrying value of its single reporting unit exceeded its fair value. Accordingly, the Company recorded $196.1 million, $688.9 million, and $287.4 million in non-cash goodwill impairment charges during the years ended December 31, 2025, 2024, and 2023, respectively. For further discussion about the impairment testing of assets not measured at fair value on a recurring basis, see Note 10. Goodwill and Intangible Assets.

14.
Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Payroll and payroll-related	$11,453	$13,440
TRA liability, current portion	8,009	13,653
Accrued liability for data contract termination	6,369	—
Accrued legal matters	4,372	338
Accrued capital data expenditures	2,267	2,979
Contingent consideration, current	3,000	3,000
Sales, franchise and other taxes	2,682	2,029
Other	6,621	5,457
Accrued expenses and other liabilities	$44,773	$40,896

Restructuring Plans

On January 3, 2024, the Company committed to a restructuring plan (the “2024 Restructuring Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. The 2024 Restructuring Plan provided for a reduction of the Company’s current workforce by approximately 150 people. Accordingly, during the year ended December 31, 2024, the Company incurred restructuring and related charges of $8.1 million, consisting of severance payments, employee benefits, and related cash expenses. The charges incurred during the year ended December 31, 2025 related to the 2024 Restructuring Plan were not material.

During the first and third quarters of 2023, the Company announced restructuring plans with similar objectives (the “2023 Restructuring Plans” and, collectively with the 2024 Restructuring Plan, the “Restructuring Plans.” During the year ended December 31, 2023, the Company incurred restructuring and related charges of $4.7 million, consisting primarily of severance payments, employee benefits, and related cash expenses.

Charges incurred associated with the Restructuring Plans were recognized within transaction, integration, and restructuring expenses in the Company’s consolidated statements of operations. The Company does not expect to incur any additional material charges associated with the Restructuring Plans.

The following table sets forth the employee termination costs in the Company’s liabilities resulting from the Restructuring Plans:

(in thousands)	2023 Restructuring Plans	2024 Restructuring Plan
Balance at December 31, 2022	$—	$—
Charges incurred	4,679	—
Cash payments made	(4,557)	—
Balance at December 31, 2023	$122	$—
Charges incurred	—	8,097
Cash payments made	(122)	(7,911)
Balance at December 31, 2024	$—	$186
Charges incurred	—	28
Cash payments made	—	(214)
Balance at December 31, 2025	$—	$—

Contingent Consideration

Regarding the contingent consideration associated with the Company’s acquisition of Populi (see Note 3. Acquisitions), the Company determined that the earn-out revenue targets were partially achieved for the calendar year 2024 performance period and not achieved for the calendar year 2025 performance period.

In May 2025, the former Populi equity holders delivered a notice asserting that the performance conditions for the 2024 performance period were satisfied at a higher payout tier than calculated by the Company and that additional consideration is due. The Company disputes this assertion and believes that, based on its interpretation of the purchase agreement and its calculation of the applicable performance metrics, no additional amounts are payable. The parties are engaged in litigation regarding this issue.

As of December 31, 2025, the Company has recorded a contingent consideration liability of $3.0 million, representing management’s estimate of the fair value of the earn-out obligation. The liability is included within accrued expenses and other liabilities as of December 31, 2025. While the Company believes its interpretation of the agreement is appropriate and intends to vigorously defend its position, the ultimate outcome of this matter is uncertain. The Company will continue to evaluate this matter and adjust the estimated fair value of the contingent consideration liability as necessary based on developments in the dispute and any new information that becomes available.

15.
Commitments and Contingencies

The Company enters into purchase obligations in the normal course of doing business. The estimated annual minimum purchase commitments under those agreements were as follows for each of the years ending December 31:

(in thousands)
2026	$16,030
2027	13,410
2028	2,514
$31,954

From time to time, the Company is subject to various legal proceedings and claims, which arise during the ordinary course of business. The outcomes of such matters are not expected to have a material, adverse effect on the Company’s financial position, results of operations, and/or cash flows.

16.
Accumulated Other Comprehensive Deficit

The following table summarizes the changes in accumulated balances of AOCI for the years ended December 31, 2025, 2024, and 2023, respectively.

(in thousands)	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Investments	Foreign Currency Translation Adjustments	Total
Balances as of December 31, 2022	$4,307	$(135)	$(504)	$3,668
Other comprehensive income before reclassifications	1,119	231	130	1,480
Amounts reclassified from AOCI	(3,039)	—	—	(3,039)
Balances as of December 31, 2023	$2,387	$96	$(374)	$2,109
Other comprehensive income (loss) before reclassifications	727	(9)	(304)	414
Amounts reclassified from AOCI	(3,133)	—	—	(3,133)
Balances as of December 31, 2024	$(19)	$87	$(678)	$(610)
Other comprehensive income (loss) before reclassifications	(980)	(39)	690	(329)
Amounts reclassified from AOCI	(511)	—	—	(511)
Balances as of December 31, 2025	$(1,510)	$48	$12	$(1,450)

17.
Stockholders’ Equity

The Company is authorized to issue Class A common stock, Class B common stock and preferred stock. Holders of outstanding shares of Class A and Class B common stock vote as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise required by law. Class B common stock issued to holders of LLC Units (directly or indirectly through AIDH Management Holdings, LLC) that are unvested shall have no vote per share until such time as such have vested.

Holders of Class A common stock are entitled to receive dividends, if declared by the Company’s board of directors (the “Board”) out of legally available funds. Upon the Company’s liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of our Class A common stock will be entitled to receive pro rata our remaining assets available for distribution.

Holders of Class B common stock are not entitled to economic interests in Definitive Healthcare Corp. and do not have any right to receive dividends or to receive a distribution upon a liquidation or winding up of Definitive Healthcare Corp.

Shares of preferred stock have not been issued at December 31, 2025. The Board may authorize one or more series of preferred stock (including convertible preferred stock) and will determine, with respect to any series of preferred stock, the voting rights, preferences, participation, or other special right and limitations.

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

Upon formation of Definitive OpCo in conjunction with the Advent Acquisition in July 2019, two classes of LLC units were established: Class A Units and Class B Units (“Class B Units”), collectively “the Units”.

Refer to Note 18. Equity-Based Compensation for further information on Class B Units.

Stock Repurchase Programs

In May 2024, the Board authorized a stock repurchase program of up to $20.0 million of the Company’s Class A common stock, which expired on December 31, 2024 (the “2024 Repurchase Program”). In November 2024, the Board announced a new stock repurchase program (the “2025 Repurchase Program” and, together with the 2024 Repurchase Program, the “Repurchase Programs”) of the Company’s Class A common stock authorizing up to $100.0 million in share repurchases. The 2025 Repurchase Program expired on December 31, 2025.

During the years ended December 31, 2025 and 2024, the Company repurchased 13.9 million and 4.8 million shares, respectively, of Class A common stock under the Repurchase Programs for an aggregate purchase price of $71.8 million, including commissions. All shares of Class A common stock repurchased under the Repurchase Programs were subsequently retired.

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

During the year ended December 31, 2025, 1,099,551 LLC Units held by Continuing Pre-IPO LLC Members were exchanged for shares of Class A common stock of Definitive Healthcare Corp. pursuant to the terms of the Amended LLC Agreement. In addition, 4,246,355 restricted stock units (“RSUs”) vested and 1,397,637 shares of Class A common stock were withheld to cover withholding tax obligations, resulting in the net issuance of 2,848,718 shares of Class A common stock of Definitive Healthcare Corp. Pursuant to the Definitive OpCo second amended and restated limited liability company agreement entered into in connection with the IPO, LLC Units were issued on a one-for-one basis in connection with the vesting of RSUs and LLC Units were cancelled on a one-for-one basis in connection with the repurchases of shares of the Company’s Class A common stock.

As of December 31, 2025 and 2024, Definitive Healthcare Corp. held ownership interests in Definitive OpCo of 73.1% and 74.3%, respectively, and noncontrolling interests of 26.9% and 25.7%, respectively.

18.
Equity-Based Compensation

2021 Incentive Equity Plan

The Definitive Healthcare Corp. 2021 Equity Incentive Plan (the “2021 Plan”) was adopted in September 2021. The types of grants available under the 2021 Plan include stock options (both incentive and non-qualified), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and stock-based awards.

The aggregate number of shares of Class A common stock available for grant under the 2021 Plan was 10,922,313 shares at December 31, 2025. The outstanding RSUs granted under this plan have time-based and/or performance-based vesting criteria.

2023 Inducement Plan

The Definitive Healthcare Corp. 2023 Inducement Plan (the “Inducement Plan” and, collectively with the 2021 Plan, the “Equity Plans”) was adopted in September 2023 for the purpose of granting equity-based awards to individuals who were not previously employees or directors of the Company. The Inducement Plan provides for the grant of equity-based awards in the form of nonstatutory stock options, SARs, RSAs, RSUs, and dividend equivalent rights.

The aggregate number of shares of Class A common stock available for grant under the Inducement Plan was 1,503,666 shares at December 31, 2025. The outstanding RSUs granted under this plan have time-based and/or performance-based vesting criteria.

Time-Based RSUs

Outstanding time-based RSUs granted under the 2021 Plan generally vest partially on the one-year anniversary of each grant and quarterly over the subsequent two- or three-year period. Outstanding time-based RSUs granted under the Inducement Plan generally vest partially in annual and quarterly increments over the subsequent two-, three-, or four-year periods.

During the year ended December 31, 2025, the Company accelerated the vesting of 1,493,547 previously unvested time-based RSUs in connection with executive-level award modifications and terminations. Remaining unvested shares held by the award holders were forfeited upon separation, as applicable, and the modifications resulted in incremental stock-based compensation charges of approximately $3.2 million during the year ended December 31, 2025.

During the year ended December 31, 2024, the Company accelerated the vesting of 779,024 previously unvested time-based RSUs, along with 67,937 previously unvested LLC Units in connection with the departures of certain executive-level employees. Remaining unvested shares held by the award holders were forfeited upon separation, and the modifications resulted in incremental stock-based compensation charges of approximately $4.2 million during the year ended December 31, 2024.

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

The following table summarizes the Company’s unvested time-based RSU activity for the years ended December 31, 2025 and 2024:

	2025		2024
		Weighted		Weighted
	Restricted	Average Grant	Restricted	Average Grant
	Stock Units	Date Fair Value	Stock Units	Date Fair Value
Unvested at beginning of year	6,460,699	$10.38	5,581,890	$16.25
Granted	10,453,081	$3.28	5,626,732	$7.14
Vested	(3,940,247)	$6.84	(2,664,642)	$13.92
Forfeited	(2,546,067)	$6.95	(2,083,281)	$12.81
Unvested at end of year	10,427,466	$5.44	6,460,699	$10.38

Performance-Based RSUs (“Performance Stock Units” or “PSUs”)

The Company periodically grants PSUs under the Equity Plans to certain members of the Company’s senior management team subject to the satisfaction of annual and cumulative performance conditions and/or market conditions established by the human capital management and compensation committee of the Board. PSUs granted under the Equity Plans generally vest over three years, subject to the achievement of certain performance targets, market conditions, and/or continued service.

Expense for PSU awards is recognized when it becomes probable that performance measures triggering vesting will be achieved.

PSUs with Market Conditions

During the year ended December 31, 2025, the Company granted 1,544,724 PSUs to certain executives with a relative total stockholder return (“TSR”) component, pursuant to the 2021 Plan. These awards vest based on the satisfaction of certain service conditions, market conditions, and performance-based conditions measured over a cumulative three-year period ended December 31, 2027. The earned payout of these PSUs, if at all, will range from 0% to 200% of target, based upon achievement of certain cumulative performance goals, which include revenue and adjusted EBITDA margin targets determined by the Company with a relative TSR multiplier up to plus or minus 20%. For fiscal year 2025, the revenue and adjusted EBITDA margin targets have been determined, with the fiscal year 2026 and 2027 targets to be determined within 75 days following the end of the previous applicable fiscal year, and the three-year cumulative performance targets set in 2027. In accordance with ASC 718, Compensation - Stock Compensation, the grant date for these PSUs can only be established when a mutual understanding of the terms of the award are established, including the specific targets for the cumulative performance period being explicitly defined in 2027. In addition, the awards are not forfeited in the event an interim annual target for 2025 or 2026 is not attained and accordingly, there is no service inception date prior to the grant date. Accordingly, measurement of stock-based compensation attributed to these PSUs will be based on the grant date fair value using a Monte-Carlo valuation model once the grant date is determined, with the resulting stock-based compensation expense recorded over the substantive service period in 2027.

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

The Company recognized approximately $2.3 million, $4.3 million, and $2.5 million in stock-based compensation expense associated with PSUs with market conditions during the years ended December 31, 2025, 2024, and 2023, respectively.

During the year ended December 31, 2025, the Company accelerated the vesting of 82,216 previously unvested PSUs. These modifications occurred in connection with departures of certain executive-level employees. Remaining unvested shares held by the award holders were forfeited upon separation, and the modifications did not result in any material incremental stock-based compensation expense charges during the year ended December 31, 2025.

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

The following table summarizes the Company’s unvested PSU activity for the years ended December 31, 2025 and 2024:

	2025		2024
		Weighted		Weighted
	Performance	Average Grant	Performance	Average Grant
	Stock Units	Date Fair Value	Stock Units	Date Fair Value
Unvested at beginning of year	2,645,092	$10.31	1,246,600	$15.69
Granted (1)(2)	98,093	$5.55	2,309,704	$6.81
Vested	(306,108)	$8.62	(218,503)	$10.99
Forfeited	(641,893)	$18.86	(692,709)	$8.10
Unvested at end of year (3)	1,795,184	$7.28	2,645,092	$10.31
(1)
The number of PSUs awarded represents the target number of shares of common stock that may be earned; however, the actual number of shares may vary based on the satisfaction of performance criteria.
(2)
Excluded from shares granted in 2025 is 1,544,724 shares awarded to certain executives with a relative TSR component, which did not meet the grant date criteria under ASC 718, Compensation - Stock Compensation as of December 31, 2025 (as described above).
(3)
Of the 1,795,184 unvested PSUs outstanding as of December 31, 2025, 1,617,135 shares were unearned and subject to achievement of specific financial goals. Based on fiscal year 2025 financial results, 106,370 of the 1,617,135 unearned shares are expected to be forfeited in the first quarter of 2026.

2019 Incentive Equity Plan

The AIDH Topco, LLC 2019 Equity Incentive Plan (the “2019 Plan”) was utilized prior to the Reorganization Transactions and the IPO for the issuance of equity awards in the form of Class B Units to or on behalf of employees, consultants, directors, managers, or others providing services to the Company. In connection with the Reorganization Transactions and the IPO, unvested Class B Units held directly by employees of the Company or indirectly through AIDH Management Holdings, LLC, were exchanged for unvested LLC Units (held directly or indirectly through AIDH Management Holdings, LLC) based on their respective participation thresholds and the IPO price of $27.00 per share. The Company no longer grants any awards under the 2019 Plan, and all outstanding awards were fully vested as of December 31, 2025.

During the year ended December 31, 2024, the Company accelerated the vesting of 67,937 previously unvested LLC Units (held indirectly through AIDH Management Holdings, LLC). These modifications occurred in connection with departures of certain executive-level employees. Any remaining unvested LLC Units (held indirectly through AIDH Management Holdings, LLC) were forfeited upon separation, and the modifications resulted in incremental stock-based compensation charges of approximately $0.5 million during the year ended December 31, 2024.

During the year ended December 31, 2023, in connection with the departure of three management-level employees during the year, the Company accelerated the vesting of 50,772 previously unvested LLC Units (held indirectly through AIDH Management Holdings, LLC). The incremental stock-based compensation expense was not material and any unvested LLC Units (held indirectly through AIDH Management Holdings, LLC) were forfeited upon separation.

The following table summarizes the Company’s unvested unit activity.

	2025		2024
		Weighted		Weighted
	Non-Vested	Average Grant	Non-Vested	Average Grant
	Units	Date Fair Value	Units	Date Fair Value
Unvested at beginning of year	63,392	$1.41	594,653	$1.65
Vested	(62,821)	1.41	(478,010)	1.71
Forfeited	(571)	1.41	(53,251)	1.45
Unvested at end of year	—	$—	63,392	$1.41

Equity-Based Compensation Expense

Equity-based compensation expense is allocated to all departments in the accompanying consolidated statements of operations based on the recipients of the compensation. A summary of the expense by line item in the consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023, is provided in the following table.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cost of revenue	$612	$839	$1,097
Sales and marketing	4,277	6,235	11,407
Product development	7,658	8,579	13,138
General and administrative	16,597	22,432	23,097
Total compensation expense	$29,144	$38,085	$48,739

The Company recognized $24.8 million, $28.9 million, and $39.4 million in stock-based compensation expense associated with RSUs in the years ended December 31, 2025, 2024, and 2023, respectively. Total unrecognized expense for these awards was estimated to be $36.5 million at December 31, 2025 and is expected to be recognized over a weighted-average period of approximately 2.7 years.

The Company recognized $4.3 million, $6.6 million, and $4.6 million in stock-based compensation expense associated with PSUs in the years ended December 31, 2025, 2024, and 2023, respectively. Total unrecognized expense for these awards was estimated to be $4.1 million at December 31, 2025 and is expected to be recognized over a weighted-average period of approximately 1.6 years.

The Company recorded less than $0.1 million, $2.6 million, and $4.7 million in stock-based compensation expense associated with LLC Units in the years ended December 31, 2025, 2024, and 2023, respectively.

19.
Retirement Plan

The Company has a 401(k) plan covering all employees who have met certain eligibility requirements. The Company made matching contributions in accordance with the plan documents. The Company incurred $3.1 million, $2.9 million and $3.8 million in employer matching contributions during the years ended December 31, 2025, 2024, and 2023, respectively.

20.
Income Taxes

Income Tax Expense

U.S. and foreign components of income before income taxes were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Domestic	$(212,214)	$(634,794)	$(308,232)
Foreign	2,958	1,049	52
Loss before income taxes	$(209,256)	$(633,745)	$(308,180)

The components of the provision for income taxes are as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current income taxes:
U.S. federal	$622	$8	$(63)
U.S. state and local	125	102	(28)
Foreign	172	261	251
Total current income taxes	$919	$371	$160
Deferred income taxes:
U.S. federal	$(4,494)	$(21,323)	$(11,225)
U.S. state and local	(6,479)	(21,191)	(7,208)
Foreign	95	(156)	(280)
Total deferred income taxes	$(10,878)	$(42,670)	$(18,713)
Income tax benefit	$(9,959)	$(42,299)	$(18,553)

Effective Income Tax Rate

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31, 2025
	($ in thousands)	(percent)
U.S. federal statutory tax rate	$(43,943)	21.00%
State and local income taxes, net of federal income tax effect (1)	(6,380)	3.05
Foreign tax effects
Other foreign jurisdictions	(342)	0.16
Effect of cross-border tax laws
U.S. taxation of foreign earnings	912	(0.44)
Tax credits
Research and development credits	(1)	0.00
Changes in valuation allowance	19,292	(9.22)
Nontaxable or nondeductible items
Partnership income, not subject to taxation	12,903	(6.17)
Outside basis adjustment	4,602	(2.20)
TRA remeasurement gain/loss	(4,558)	2.18
Other	646	(0.31)
Other adjustments
Stock compensation	3,292	(1.57)
TRA deferred tax asset adjustment	2,964	(1.42)
Other	654	(0.31)
Effective income tax rate	$(9,959)	4.75%

(1) The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Massachusetts, New Jersey, and Illinois.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Year ended December 31,
(in thousands)	2024	2023
Expected U.S. federal income taxes at statutory rate	21.00%	21.00%
Change in valuation allowance	(13.35)	(13.78)
State and local income taxes, net of federal benefit	3.34	2.35
Outside basis adjustment	0.07	0.26
Partnership income, not subject to taxation	(6.09)	(5.57)
Return to provision	0.11	0.18
TRA remeasurement	2.55	1.60
Research and development credits	0.07	0.15
Foreign rate differential	0.00	(0.03)
Other	(1.03)	(0.14)
Effective income tax rate	6.67%	6.02%

Deferred Tax Assets and Liabilities

The components of deferred tax assets and liabilities were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Deferred income tax assets:
Net operating loss carry forwards	$83,894	$64,462
Outside partnership basis difference	245,138	232,788
TRA	2,156	5,821
Stock compensation	10,131	14,375
Other	3,193	4,504
Deferred income tax assets	344,512	321,950
Less valuation allowance	(339,269)	(326,419)
Deferred income tax assets (liabilities), net of valuation allowance	$5,243	$(4,469)
Deferred income tax liabilities:
Goodwill and intangibles	$(18,299)	$(19,567)
Deferred revenue and advances	(437)	(488)
Deferred income tax liabilities	(18,736)	(20,055)
Net deferred tax liabilities	$(13,493)	$(24,524)

	Year Ended December 31,
(in thousands)	2025	2024
Reported as:
Non-current deferred tax assets (included within other assets)	$1,141	$564
Non-current deferred tax liabilities	(14,634)	(25,088)
Net deferred tax liabilities	$(13,493)	$(24,524)

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are paid or recovered.

The federal tax loss carryforward of $319.0 million has an unlimited carryforward period. The federal research and development tax credit carryforwards of $2.1 million expire in the years 2041 through 2045. The state tax loss carryforwards of $257.1 million expire at various times in years 2026 through indefinite. The foreign tax loss carryforwards of $8.3 million expire in the years 2031 through indefinite. The Company does not have any state tax credit carryforwards.

Management has assessed the realizability of deferred tax assets. Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has recorded a valuation allowance for all years on its net operating loss carryforwards, research and development (“R&D”) credit carryforwards and other net deferred tax assets that remain after all sources of taxable income are exhausted, not supportable by the “naked credit” deferred tax liability sourced income as of December 31, 2025.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company remains subject to U.S. federal income tax examination for 2022 and subsequent years. For the majority of U.S. states, with few exceptions and generally for the foreign tax jurisdictions, the Company remains subject to examination for 2021 and subsequent years.

The amounts of cash income taxes paid by the Company were as follows:

(in thousands)	Year Ended December 31, 2025
Federal	$431
State and local	74
Foreign
India	227
Sweden	101
Cash paid for income taxes, net of amounts refunded	$833

The amount of cash income taxes paid by the Company during the years ended December 31, 2024 and 2023 was nil and $0.1 million, respectively.

The One Big Beautiful Bill Act (the “OBBBA”), enacted on July 4, 2025, among other things, repealed the mandatory capitalization of Internal Revenue Code Section 174 R&D expenditures allowing taxpayers to fully expense qualifying costs in the year incurred. The Company does not expect to accelerate writing-off the previously capitalized amounts. This approach results in a more consistent pattern of deductions and moderates the creation of additional tax attributes. The OBBBA did not otherwise have a material impact on the Company’s consolidated financial statements.

Uncertain Tax Positions

The Company recognizes uncertain income tax positions when it is more-likely-than-not the position will be sustained upon examination. As of December 31, 2025 and 2024, has not identified any uncertain tax positions and has not recognized any related reserves. Accordingly, the company has not recorded any interest or penalties associated with uncertain tax positions.

Tax Receivable Agreement (“TRA”)

Pursuant to Definitive OpCo’s election under Section 754 of the Internal Revenue Code (the “Code”), the Company expects to obtain an increase in its share of the tax basis in the net assets of Definitive OpCo when LLC Units are redeemed or exchanged by other members. The Company is required to adjust the basis of partnership assets under Section 743(b) of the Code for each taxable year in which a redemption or exchange of LLC Units occurs. These increases in tax basis may reduce the amounts that would otherwise be paid by the Company in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then the Company would not be required to make the related TRA Payments. Therefore, the Company only recognizes a liability for TRA Payments if it determines that it is probable that the Company will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. The realizability of the deferred tax assets is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. Based on current projections, the Company anticipates having sufficient taxable income to partially realize some of these benefits and has recorded a TRA liability of $27.2 million as of December 31, 2025. The TRA liability decreased by $36.0 million during the year ended December 31, 2025, primarily driven by a $21.7 million remeasurement of the liability based on future realizability of tax attributes with an offsetting adjustment to statement of operations and $13.8 million of payments to TRA Parties, while concurrently decreasing $0.5 million with an offsetting adjustment to additional paid-in capital for current year exchange transactions and redemptions. To the extent that the Company determines that it is able to realize the tax benefits associated with the basis adjustments and net operating losses, the Company would record an additional liability of $227.6 million, for a total liability of $254.8 million. Should the Company anticipate a reduction in future taxable income, it would record a reduction in the TRA liability that would result in a benefit recorded within the consolidated statements of operations. In addition to the foregoing, the TRA is subject to early termination provisions as provided for in the agreement upon certain change in control events or elected early termination. In all early termination circumstances, such provisions assume that there is sufficient taxable income to realize the tax benefits in measuring the settlement value of the TRA.

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

The following table sets forth reconciliation of the numerators and denominators used to compute basic and diluted net loss per share of Class A common stock for the years ended December 31, 2025, 2024, and 2023.

	Year Ended
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Numerator:
Net loss	$(199,297)	$(591,446)	$(289,627)
Less: Net loss attributable to noncontrolling interests	(60,365)	(178,322)	(87,239)
Net loss attributable to Definitive Healthcare Corp.	$(138,932)	$(413,124)	$(202,388)

The following table sets forth the computation of basic and diluted net loss per share of Class A common stock:

	Year Ended
(in thousands, except number of shares and per share amounts)	December 31, 2025	December 31, 2024	December 31, 2023
Basic net loss per share attributable to common stockholders
Numerator:
Allocation of net loss attributable to Definitive Healthcare Corp.	$(138,932)	$(413,124)	$(202,388)
Weighted average number of shares of Class A outstanding	106,650,845	116,640,183	112,764,537
Net loss per share, basic and diluted	$(1.30)	$(3.54)	$(1.79)

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

The following table presents potentially dilutive securities which were excluded from the computation of diluted net loss per share for the periods presented because their effects on net loss per share would have been anti-dilutive:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
LLC Units (vested and unvested)	38,339,076	39,439,198	39,762,700
Restricted stock units	12,222,650	9,105,791	6,828,490

22.
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

The following table presents the operating financial results of our single reportable segment, including revenue, significant expenses regularly provided to the CODM, and net loss:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenue	$241,521	$252,202	$251,415
Total cost of revenue	58,246	54,733	47,482
Sales and marketing	81,637	83,807	94,534
Product development	34,776	36,518	42,441
General and administrative	51,627	49,267	58,861
Other segment items, net (1)(2)(3)	224,491	661,622	316,277
Benefit from income taxes	9,959	42,299	18,553
Net loss	$(199,297)	$(591,446)	$(289,627)
(1)
For the year ended December 31, 2025, other segment items, net includes goodwill impairment charges of $196.1 million, depreciation and amortization expense of $35.8 million, a TRA remeasurement gain of $21.7 million, interest expense of $11.3 million, transaction integration, and restructuring expenses of $7.6 million, interest income of $7.0 million, net foreign currency transaction losses of $1.9 million, and a loss on the partial extinguishment of debt of $0.5 million.
(1)
For the year ended December 31, 2024, other segment items, net includes a goodwill impairment charge of $688.9 million, a TRA remeasurement gain of $76.9 million, depreciation and amortization expense of $37.6 million, interest expense of $14.8 million, interest income of $14.6 million, transaction integration, and restructuring expenses of $12.2 million, and net foreign currency transaction gains of $0.4 million.
(1)
For the year ended December 31, 2023, other segment items, net includes a goodwill impairment charge of $287.4 million, a TRA remeasurement gain of $23.5 million, depreciation and amortization expense of $39.0 million, interest expense of $15.2 million, interest income of $13.6 million, transaction integration, and restructuring expenses of $11.5 million, and net foreign currency transaction losses of $0.3 million.

Revenues by geographic area presented based upon the location of the customer are as follows:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
United States	$224,359	$241,805	$239,457
Rest of world	17,162	10,397	11,958
Total revenues	$241,521	$252,202	$251,415

For a summary of our revenue disaggregated by service, refer to Note 4. Revenue.

Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. Long-lived assets by geographic area presented based upon the location of the assets are as follows:

(in thousands)	December 31, 2025	December 31, 2024
United States	$9,678	$2,940
Rest of world	3,002	851
Total long-lived assets	$12,680	$3,791

23.
Related Parties

The Company has engaged in revenue transactions within the ordinary course of business with entities affiliated with its Sponsors and with members of the Company’s Board. During each of the years ended December 31, 2025, 2024, and 2023, the Company recorded revenue from related parties of $0.7 million, $0.9 million, and $1.4 million, respectively. The associated receivables for the revenue transactions amounted to nil, $0.2 million, and $0.9 million at December 31, 2025, 2024, and 2023, respectively.

During each of the years ended December 31, 2025 and 2024, the Company also paid $2.5 million and $2.1 million, respectively, to related parties for transactions within the ordinary course of business. Payables to related parties amounted to $0.2 million at December 31, 2025. There were no such payables during the year ended December 31, 2024.