Form 10-Q
period 2026-03-31
Definitive Healthcare Corp.
filed 2026-05-07
CIK 1861795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 4, 2026, the number of outstanding shares of the registrant’s Class A common stock was 105,524,238 shares.

Definitive Healthcare Corp.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2026

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
•
“TRA” refers to the Tax Receivable Agreement between Definitive Healthcare Corp., Definitive OpCo, and the TRA Parties (as the term is defined below). See Note 15. Income Taxes.
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

For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026, and Part II, Item 1A in this Quarterly Report and the other cautionary statements that are included elsewhere in this Quarterly Report and in our public filings, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any forward-looking statement made by us speaks only as of the date on which we make it. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$157,648	$163,627
Short-term investments	20,447	17,262
Accounts receivable, net	38,941	51,978
Prepaid expenses and other assets	16,279	11,972
Deferred contract costs	12,441	12,766
Total current assets	245,756	257,605
Property and equipment, net	13,798	12,680
Operating lease right-of-use assets, net	4,880	5,394
Other assets	2,578	2,277
Deferred contract costs	12,293	12,840
Intangible assets, net	235,433	247,477
Goodwill	—	197,219
Total assets	$514,738	$735,492
Liabilities and Equity
Current liabilities:
Accounts payable	$6,024	$3,596
Accrued expenses and other liabilities	23,916	44,773
Deferred revenue	99,055	96,989
Term loan	8,750	8,750
Operating lease liabilities	2,657	2,679
Total current liabilities	140,402	156,787
Long term liabilities:
Deferred revenue	116	2,383
Term loan	153,985	156,085
Operating lease liabilities	4,449	5,152
Tax Receivable Agreement liability	12,378	19,212
Deferred tax liabilities	11,087	14,634
Other liabilities	1,622	2,247
Total liabilities	324,039	356,500

Equity:
Class A common stock, par value $0.001, 600,000,000 shares authorized, 105,263,448 and 104,020,957 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	105	104
Class B common stock, par value $0.00001, 65,000,000 shares authorized, 38,225,333 and 38,339,076 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,065,811	1,061,965
Accumulated other comprehensive deficit	(1,555)	(1,450)
Accumulated deficit	(918,127)	(779,506)
Noncontrolling interests	44,465	97,879
Total equity	190,699	378,992
Total liabilities and equity	$514,738	$735,492

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$55,929	$59,191
Cost of revenue:
Cost of revenue exclusive of amortization	9,355	10,141
Amortization	4,924	5,290
Gross profit	41,650	43,760
Operating expenses:
Sales and marketing	19,578	20,653
Product development	6,499	9,301
General and administrative	12,084	12,269
Depreciation and amortization	8,325	8,527
Transaction, integration, and restructuring expenses	(765)	1,265
Goodwill impairment	197,219	176,531
Total operating expenses	242,940	228,546
Loss from operations	(201,290)	(184,786)
Other income (expense), net:
Interest income	1,297	2,052
Interest expense	(2,629)	(2,433)
Gain on remeasurement of Tax Receivable Agreement liability	6,521	20,664
Loss on partial extinguishment of debt	—	(507)
Other income (expense), net	312	(969)
Total other income, net	5,501	18,807
Net loss before income taxes	(195,789)	(165,979)
Benefit from income taxes	3,435	10,886
Net loss	(192,354)	(155,093)
Less: Net loss attributable to noncontrolling interests	(53,733)	(47,865)
Net loss attributable to Definitive Healthcare Corp.	$(138,621)	$(107,228)
Net loss per share of Class A common stock:
Basic and diluted	$(1.32)	$(0.95)
Weighted average Class A common stock outstanding:
Basic and diluted	104,675,068	112,782,505

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(192,354)	$(155,093)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(437)	462
Unrealized loss on available-for-sale securities	(14)	(38)
Unrealized gain (loss) on interest rate hedging instruments	308	(1,304)
Comprehensive loss	(192,497)	(155,973)
Less: Comprehensive loss attributable to noncontrolling interests	(53,771)	(48,091)
Comprehensive loss attributable to Definitive Healthcare Corp.	$(138,726)	$(107,882)

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

(in thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interests	Equity
Balance at January 1, 2026	104,020,957	$104	38,339,076	$—	$1,061,965	$(779,506)	$(1,450)	$97,879	$378,992
Net loss	—	—	—	—	—	(138,621)	—	(53,733)	(192,354)
Other comprehensive loss	—	—	—	—	—	—	(105)	(38)	(143)
Issuance of Class A common stock upon vesting of RSUs	1,647,663	2	—	—	764	—	—	(766)	—
Shares withheld related to net share settlement	(518,915)	(1)	—	—	(925)	—	—	—	(926)
Effect of changes in LLC ownership, including LLC unit exchanges	113,743	—	(113,743)	—	185	—	—	(275)	(90)
Equity-based compensation	—	—	—	—	3,822	—	—	1,398	5,220
Balance at March 31, 2026	105,263,448	$105	38,225,333	$—	$1,065,811	$(918,127)	$(1,555)	$44,465	$190,699

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

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows provided by (used in) operating activities:
Net loss	$(192,354)	$(155,093)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,004	591
Amortization of intangible assets	12,245	13,226
Amortization of deferred contract costs	3,740	3,947
Equity-based compensation	5,220	7,319
Amortization of debt issuance costs	159	126
Benefit from doubtful accounts receivable	(208)	(142)
Loss on partial extinguishment of debt	—	507
Non-cash restructuring charges	—	192
Goodwill impairment charges	197,219	176,531
Tax receivable agreement remeasurement	(6,521)	(20,664)
Changes in fair value of contingent consideration	—	(690)
Deferred income taxes	(3,537)	(11,007)
Changes in operating assets and liabilities:
Accounts receivable	13,259	10,351
Prepaid expenses and other assets	(4,022)	(5,683)
Deferred contract costs	(2,868)	(3,794)
Accounts payable, accrued expenses, and other liabilities	(11,573)	(8,745)
Deferred revenue	(199)	19,094
Net cash provided by operating activities	11,564	26,066
Cash flows (used in) provided by investing activities:
Purchases of property, equipment, and data assets	(3,202)	(7,706)
Purchases of short-term investments	(12,500)	(12,000)
Maturities of short-term investments	9,481	103,251
Net cash (used in) provided by investing activities	(6,221)	83,545
Cash flows (used in) provided by financing activities:
Repayments of term loan	(2,188)	(246,250)
Proceeds from term loan	—	175,000
Payments of debt issuance costs	—	(1,660)
Taxes paid related to net share settlement of equity awards	(926)	(1,874)
Repurchases of Class A common stock	—	(21,155)
Payments under Tax Receivable Agreement	(7,762)	(13,767)
Net cash used in financing activities	(10,876)	(109,706)
Net decrease in cash and cash equivalents	(5,533)	(95)
Effect of exchange rate changes on cash and cash equivalents	(446)	816
Cash and cash equivalents, beginning of period	163,627	105,378
Cash and cash equivalents, end of period	$157,648	$106,099
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$2,472	$2,242
Income taxes	$93	$32
Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses and other liabilities	$3,758	$5,393

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Description of Business and Organization

Definitive Healthcare (“the Company”) is a leading provider of healthcare data and analytics, which provides accurate, comprehensive information on healthcare providers and their activities, enabling customers to make informed decisions across product development, go-to-market planning, and sales and marketing execution. The Company also offers claims and consumer analytics built from modeled data on millions of unique consumers to help healthcare organizations target, message, and engage specific healthcare audiences.

The Company, which is headquartered in Framingham, Massachusetts, was founded in 2011 and incorporated as Definitive Healthcare Corp. in May 2021 for the purposes of facilitating an IPO of its Class A common stock, which was completed on September 17, 2021.

In connection with the IPO, the Company completed the following transactions (the “Reorganization Transactions”): Definitive OpCo entered into the Amended LLC Agreement pursuant to which members of Definitive OpCo prior to the IPO who continued to hold LLC Units in Definitive OpCo following the consummation of the Reorganization Transactions acquired the right to require Definitive OpCo to redeem all or a portion of their LLC Units for newly issued shares of Class A common stock on a one-for-one basis. Until redeemed or exchanged, each LLC Unit is paired with one share of the Company’s Class B common stock. The total shares of Class B common stock outstanding is equal to the number of vested LLC Units outstanding, excluding LLC Units held by the Company. Unvested LLC Units are paired with Class B common stock, which are issued but do not have voting rights and are deemed not outstanding until the corresponding LLC Units have vested. Certain entities treated as corporations for U.S. federal income tax purposes that held LLC Units (individually, a “Blocker Company” and collectively, the “Blocker Companies”) each merged with a merger subsidiary of the Company, and subsequently merged into the Company (the “Mergers”). The former shareholders of the Blocker Companies collectively received a number of shares of Class A common stock in the Mergers equal to the number of LLC Units held by the Blocker Companies prior to the Mergers.

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

In connection with the Reorganization Transactions and the IPO, the Company entered into a TRA. See Note 15. Income Taxes.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with rules applicable to quarterly financial information. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative nongovernmental GAAP as found in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered, in the opinion of management, necessary for a fair presentation of the unaudited condensed consolidated financial statements for these interim periods have been included.

Refer to Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements in the 2025 Form 10-K for the Company’s significant accounting policies and estimates.

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

The following table represents a disaggregation of revenue from arrangements with customers for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
(in thousands)	2026	2025
Subscription services	$53,571	$57,311
Professional services	2,358	1,880
Total revenue	$55,929	$59,191

Deferred Contract Costs

A summary of the activity impacting the deferred contract costs for the three months ended March 31, 2026 and the year ended December 31, 2025 is presented below:

(in thousands)	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Balance at beginning of period	$25,606	$28,125
Costs amortized	(3,740)	(15,871)
Additional amounts deferred	2,868	13,352
Balance at end of period	24,734	25,606
Classified as:
Current	12,441	12,766
Non-current	12,293	12,840
Total deferred contract costs (deferred commissions)	$24,734	$25,606

Contract Liabilities

A summary of the activity impacting deferred revenue balances during the three months ended March 31, 2026 and for the year ended December 31, 2025 is presented below:

(in thousands)	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Balance at beginning of period	$99,372	$93,376
Revenue recognized	(55,929)	(241,521)
Additional amounts deferred	55,728	247,517
Balance at end of period	$99,171	$99,372

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

The remaining performance obligations consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Current	$160,565	$165,087
Non-current	69,943	75,368
Total	$230,508	$240,455

3. Short-Term Investments

Short-term investments classified as available-for-sale consisted of the following:

	March 31, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Fair Value
Short-term investments:
US treasuries	$1,797	$—	$1,797
Commercial paper	1,290	1	1,291
Certificates of deposit	17,356	3	17,359
Total short-term investments	$20,443	$4	$20,447

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Fair Value
Short-term investments:
US treasuries	$1,779	$2	$1,781
Commercial paper	8,986	6	8,992
Certificates of deposit	6,480	9	6,489
Total short-term investments	$17,245	$17	$17,262

All short-term investments had stated maturity dates of less than one year. Included in the amortized cost as of March 31, 2026 and December 31, 2025 is net accumulated accretion of $0.1 million and $0.3 million, respectively. Interest accretion on short-term investments was less than $0.1 million and $1.1 million during the three months ended March 31, 2026 and 2025, respectively.

4. Accounts Receivable, Net

Accounts receivable, net consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Accounts receivable	$39,644	$52,803
Unbilled receivable	447	613
	40,091	53,416
Less: allowance for credit losses	(1,150)	(1,438)
Accounts receivable, net	$38,941	$51,978

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Prepaid expenses	$15,704	$11,434
Interest receivables	420	420
Short-term deposits	110	115
Short-term derivative asset	45	3
Prepaid expenses and other assets	$16,279	$11,972

6. Property and Equipment, Net

Property and equipment, net consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Computers and purchased software	$10,218	$10,235
Internally developed software	11,202	9,103
Furniture and equipment	991	1,004
Leasehold improvements	1,840	1,846
	24,251	22,188
Less: accumulated depreciation and amortization	(10,453)	(9,508)
Property and equipment, net	$13,798	$12,680

Depreciation and amortization expense associated with property and equipment was $1.0 million and $0.6 million during the three months ended March 31, 2026 and 2025, respectively.

7. Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets, as of March 31, 2026 and December 31, 2025, consisted of the following:

	March 31, 2026
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$410,390	$(233,789)	$176,601
Developed technologies	85,271	(59,998)	25,273
Tradenames	36,150	(14,419)	21,731
Database	70,037	(58,209)	11,828
Total finite-lived intangible assets	$601,848	$(366,415)	$235,433

	December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$410,390	$(227,007)	$183,383
Developed technologies	85,328	(56,569)	28,759
Tradenames	36,171	(13,902)	22,269
Database	69,846	(56,780)	13,066
Total finite-lived intangible assets	601,735	(354,258)	247,477
Goodwill	197,219	—	197,219
Total goodwill and intangible assets	$798,954	$(354,258)	$444,696

Amortization expense associated with finite-lived intangible assets was $12.2 million and $13.2 million during the three months ended March 31, 2026 and 2025, respectively, of which $4.9 million and $5.3 million was included in cost of revenue during each respective period.

Estimated total intangible amortization expense during the next five years and thereafter is as follows:

(in thousands)
2026, excluding the three months ended March 31, 2026	$35,172
2027	40,914
2028	31,481
2029	26,224
2030	21,782
Thereafter	79,860
Total	$235,433

Goodwill Impairment

Goodwill and acquired intangible assets are initially recorded at fair value and tested periodically for impairment. The Company estimates the fair value of these assets using primarily unobservable inputs, which are considered Level 3 fair value measurements as defined in Note 11. Fair Value Measurements. The Company traditionally performs an impairment test of goodwill during the fourth quarter of each fiscal year and more frequently if indicators of potential impairment arise.

During the first quarter of 2026, the Company experienced declines in its market capitalization as a result of sustained decreases in the Company’s stock price, which represented a triggering event requiring management to perform a quantitative goodwill impairment test as of the end of the reporting period. As a result of the impairment test, the Company determined that the fair value of its single reporting unit was lower than its carrying value and, accordingly, recorded a non-cash, pretax, goodwill impairment charge of $197.2 million during the three months ended March 31, 2026. The goodwill impairment charge did not affect the Company’s liquidity or the financial covenants in its outstanding debt agreement.

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

The Company also recorded a non-cash, pretax, goodwill impairment charge of $176.5 million during the three months ended March 31, 2025 based on a triggering event driven by declines in its market capitalization as a result of sustained decreases in the Company’s stock price.

As of and for the periods ended March 31, 2026 and December 31, 2025, goodwill consisted of the following:

(in thousands)	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Goodwill, gross - beginning of period	$1,369,537	$1,369,537
Accumulated impairment losses	(1,172,318)	(976,254)
Goodwill, net - beginning of period	197,219	393,283
Goodwill acquired during period	—	-
Goodwill impairment loss	(197,219)	(196,064)
Goodwill, net - end of period	$—	$197,219

(in thousands)	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Goodwill, gross - end of period	$1,369,537	$1,369,537
Accumulated impairment losses	(1,369,537)	(1,172,318)
Goodwill, net - end of period	$-	$197,219

The Company also considered its intangible assets with finite useful lives, which are amortized over their estimated useful lives, generally on a straight-line basis or using the economic consumption method if anticipated future revenues can be reasonably estimated. These assets are reviewed for impairment when facts or circumstances indicate that the carrying values may not be recoverable. The Company experienced triggering events during the three months ended March 31, 2026 and 2025 resulting from declines in the Company’s market capitalization driven by sustained decreases in the Company’s stock price. In each case, the Company’s intangible assets were reviewed for impairment. Based on quantitative and qualitative analyses performed, management concluded the assets were recoverable and no impairment charges were recorded as a result of these triggering events.

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Payroll and payroll-related	$7,191	$11,453
TRA liability, current portion	635	8,009
Accrued liability for data contract termination	—	6,369
Accrued legal matters	3,460	4,372
Accrued capital data expenditures	2,360	2,267
Contingent consideration, current	3,000	3,000
Sales, franchise and other taxes	2,467	2,682
Other	4,803	6,621
Accrued expenses and other liabilities	$23,916	$44,773

Restructuring Charges

During the three months ended March 31, 2026, the Company committed to a restructuring plan (the “2026 Restructuring Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. The 2026 Restructuring Plan provided for a reduction of the Company’s current workforce by approximately 40 people. During the three months ended March 31, 2026, the Company incurred restructuring and related charges of approximately $1.1 million, consisting of severance payments, employee benefits, and related cash expenses, which were recognized within transaction, integration, and restructuring expenses in the unaudited condensed consolidated statements of operations. As of March 31, 2026, $0.3 million was included in accrued expenses and other liabilities in the unaudited condensed consolidated balance sheets. The Company expects these payments will be made over the next six months. Charges incurred during the three months ended March 31, 2025 related to previous restructuring plans were not material.

The following table sets forth the activity in the Company’s liabilities resulting from the 2026 Restructuring Plan:

(in thousands)	2026 Restructuring Plan
Balance at December 31, 2025	$—
Charges incurred	1,052
Cash payments made	(721)
Balance at March 31, 2026	$331

The Company does not expect to incur further material restructuring and related charges associated with the 2026 Restructuring Plan during the remainder of 2026.

Contingent Consideration

Regarding contingent consideration associated with a prior acquisition, the Company determined that the earn-out revenue targets were partially achieved for the calendar year 2024 performance period and not achieved for the calendar year 2025 performance period.

In May 2025, former equity holders of the acquired company delivered a notice asserting that the performance conditions for the 2024 performance period were satisfied at a higher payout tier than was calculated by the Company and that additional consideration is due. The Company disputes this assertion and believes that, based on its interpretation of the purchase agreement and its calculation of the applicable performance metrics, no additional amounts are payable. The parties are engaged in litigation regarding this issue.

As of March 31, 2026 and December 31, 2025, the Company has recorded a contingent consideration liability of $3.0 million, representing management’s estimate of the fair value of the earnout obligation. The liability was included within accrued expenses and other liabilities as of March 31, 2026 and December 31, 2025. While the Company believes its interpretation of the agreement is appropriate and intends to vigorously defend its position, the ultimate outcome of this matter is uncertain. The Company will continue to evaluate this matter and adjust the estimated fair value of the contingent consideration liability as necessary based on developments in the dispute and any new information that becomes available.

9. Long-Term Debt

Long-term debt consisted of the following as of March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$164,063	$(1,328)	$162,735
Less: current portion of long-term debt			8,750
Long-term debt			$153,985

	December 31, 2025
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$166,250	$(1,415)	$164,835
Less: current portion of long-term debt			8,750
Long-term debt			$156,085

During the three months ended March 31, 2026, the Company repaid $2.2 million in outstanding principal of the Term Facility (as defined below).

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

The loans under the Term Facility and the Revolving Credit Facility mature on January 16, 2030. The Facilities are guaranteed, subject to customary exceptions, by all of DH Holdings’ wholly-owned domestic restricted subsidiaries and AIDH Buyer, LLC, a Delaware limited liability company and the direct parent company of DH Holdings (“Holdings”), and are secured by associated collateral agreements that pledge a lien on substantially all of DH Holdings’ assets, including fixed assets and intangibles, and the assets of the guarantors, in each case, subject to customary exceptions (the “Pledged Assets”). As of March 31, 2026, the Pledged Assets of these subsidiaries approximated $446.4 million, and the net assets of these subsidiaries approximated $147.3 million.

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

The Term Facility and the Revolving Credit Facility bear interest at a rate per annum equal to (a) ABR (as defined in the DH Holdings Credit Agreement) or (b) Term SOFR (as defined in the DH Holdings Credit Agreement) for the interest period in effect for the applicable borrowing, in each case, plus an applicable margin based on a grid ranging from 1.00% to 1.50% for ABR borrowings and 2.00% to 2.50% for Term SOFR borrowings. The interest rates are subject to two step-ups of 0.25% based on the total net leverage ratio of DH Holdings and its restricted subsidiaries on a consolidated basis (the “Total Net Leverage Ratio”). In addition, DH Holdings will pay an unused commitment fee of between 0.25% and 0.30% on the undrawn commitments under the Revolving Credit Facility, also depending on the Total Net Leverage Ratio. The expense is included in interest expense in the unaudited condensed consolidated statements of operations. There was no outstanding balance on the Revolving Credit Facility at March 31, 2026. However, in lieu of a security deposit, the Company has provided a standby letter of credit of $0.3 million to the lessor of the Company’s corporate headquarters, which reduced the amount available under the Revolving Credit Facility to $49.7 million as of March 31, 2026.

Under the DH Holdings Credit Agreement, DH Holdings (and in certain circumstances, Holdings) and its restricted subsidiaries are subject to customary affirmative, negative and financial covenants, and events of default for facilities of this type (with customary grace periods, as applicable, and lender remedies).

In connection with the DH Holdings Credit Agreement Amendment, the Company repaid $69.1 million of outstanding principal amount of the Term Facility and reduced its borrowing capacity under the Revolving Credit Facility by $25.0 million. As a result, the Company incurred a loss on partial extinguishment of debt of $0.5 million during the first quarter of 2025 attributed to the derecognition of a proportionate amount of the unamortized debt discount, a result of repaying the $69.1 million of outstanding principal on the Term Facility and reducing the Revolving Credit Facility. In addition, the Company capitalized financing costs totaling $1.7 million, of which $1.2 million related to the Term Facility and $0.5 million related to the Revolving Line of Credit. The financing costs associated with the Term Facility are recorded as a contra-debt balance in term loan, net of current portion in the consolidated balance sheets and are amortized over the remaining life of the loan using the effective interest method. The financing costs associated with the Revolving Line of Credit are recorded in other assets in the unaudited condensed consolidated balance sheets and are amortized over the life of the arrangement. At March 31, 2026 and December 31, 2025, the unamortized financing costs were $0.4 million and $0.5 million, respectively.

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

Cash Flow Hedges of Interest Rate Risk

The Company entered into two interest rate cap agreements, effective March 31, 2025. The two interest rate cap agreements each have a notional value of $65.6 million as of March 31, 2026, with an interest rate cap of 4.50%. Interest payment receipts under the caps, if any, are made monthly on a net settlement basis. The Company has not recorded any amounts due to ineffectiveness for the period ended March 31, 2026.

The derivative interest rate caps are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in accumulated other comprehensive (deficit) income (“AOCI”) on the unaudited condensed consolidated balance sheets and reclassified to interest expense, net, when the underlying transaction has an impact on earnings. The Company expects to recognize $0.4 million of net pre-tax losses from accumulated other comprehensive income as a charge to interest expense in the next twelve months associated with its interest rate caps. The Company recognizes derivative instruments and hedging activities on a gross basis as either assets or liabilities on the Company’s consolidated balance sheets and measures them at fair value. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions.

The fair values of the interest rate caps as of March 31, 2026 and December 31, 2025 were recorded in the Company’s unaudited condensed consolidated balance sheets as follows:

(in thousands)
Description	Balance Sheet Location	March 31, 2026	December 31, 2025
Short-term derivative asset	Prepaid expenses and other assets	$45	$3
Long-term derivative asset	Other assets	$552	$329

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

Debt

The Company’s short- and long-term debt are recorded at their carrying values in the unaudited condensed consolidated balance sheets, which may differ from their respective fair values. The estimated fair values of the Company’s short- and long-term debt approximate their carrying values as of March 31, 2026 and December 31, 2025, based on interest rates currently available to the Company for similar borrowings.

Money market funds (included in cash and cash equivalents)

Money market funds are recorded at fair value using quoted market prices in active markets and are classified as Level 1 in the fair value hierarchy.

Short-term investments

The Company estimates the fair values of investments in U.S. treasuries, commercial paper, and certificates of deposit using Level 2 inputs, taking into consideration valuations obtained from a third-party pricing service. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, market yield curves, benchmark securities, prepayment/default projections based on historical data, and other observable inputs.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of its derivatives held as of March 31, 2026 and December 31, 2025 were classified as Level 2 in the fair value hierarchy.

Contingent consideration

Deferred consideration resulting from a previous acquisition, which was subject to meeting certain revenue metrics during calendar years 2024 and 2025, is measured at fair value on a recurring basis. During the first quarter of 2026, management estimated the fair value of the contingent consideration liability by calculating the present value of the expected payment at the conclusion of the measurement period. This assessment was performed using a probability-weighted approach, which incorporated updated assumptions reflecting increased certainty and reduced variability in the range of probable outcomes for the final three months of the measurement period. At March 31, 2026, the fair value of the contingent consideration associated with this acquisition was estimated to be $3.0 million, all of which was included in accrued expenses and other liabilities in the unaudited condensed consolidated balance sheets. The change in estimate of contingent consideration subsequent to initial measurement as of the acquisition date was recorded in transaction, integration, and restructuring expense in the accompanying unaudited condensed consolidated statements of operations.

Earnout liabilities are classified within Level 3 in the fair value hierarchy because the methodology used to develop the estimated fair value includes significant unobservable inputs reflecting management’s own assumptions. The table below presents a reconciliation of earnout liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Balance at beginning of period	$3,000	$6,970
Net change in fair value and other adjustments	—	(3,970)
Payments	—	—
Balance at end of period	$3,000	$3,000

At March 31, 2026 and December 31, 2025, assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2026
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$79,097	$79,097	$—	$—
Short-term investments:
U.S. Treasuries	1,797	—	1,797	—
Commercial paper	1,291	—	1,291	—
Certificates of deposit	17,359	—	17,359	—
Prepaid expenses and other assets:
Interest rate cap contracts	45	—	45	—
Other assets:
Interest rate cap contracts	552	—	552	—
Liabilities:
Accrued expenses and other liabilities:
Contingent consideration	3,000	—	—	3,000

	December 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$72,392	$72,392	$—	$—
Short-term investments:
U.S. treasuries	1,781	—	1,781	—
Commercial paper	8,992	—	8,992	—
Certificates of deposit	6,489	—	6,489	—
Prepaid expenses and other assets:
Interest rate cap contracts	3	—	3	—
Liabilities:
Accrued expenses and other liabilities:
Contingent consideration	3,000	—	—	3,000

At March 31, 2026 and December 31, 2025, the estimated fair values of all of the Company’s financial assets and liabilities subject to the three-level fair value hierarchy approximated their carrying values due to their short-term maturities (less than 12 months).

Non-recurring fair value measurements

Certain assets and liabilities, including property and equipment, lease right-of-use assets, goodwill, and other intangible assets, are measured at fair value on a non-recurring basis. These assets are remeasured when the derived fair value is below the carrying value on the Company’s unaudited condensed consolidated balance sheet. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. When impairment has occurred, the Company measures the required charges and adjusts the carrying value as discussed in Note 2. Summary of Significant Accounting Policies of the notes to the consolidated financial statements in the Company’s 2025 Form 10-K.

12. Noncontrolling Interest

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

During the three months ended March 31, 2026, 113,743 LLC Units held by Continuing Pre-IPO LLC Members were exchanged for shares of Class A common stock of the Company pursuant to the terms of the Amended LLC Agreement. In addition, 1,647,663 restricted stock units (“RSUs”) vested and 518,915 shares of Class A common stock were withheld to cover withholding tax obligations, resulting in the net issuance of 1,128,748 shares of Class A common stock of the Company. Pursuant to the Definitive OpCo second amended and restated limited liability company agreement entered into in connection with the IPO, LLC Units were issued on a one-for-one basis in connection with the vesting of RSUs.

As of March 31, 2026 and December 31, 2025, the Company held ownership interests in Definitive OpCo of 73.4% and 73.1%, respectively, and noncontrolling interests of 26.6% and 26.9%, respectively.

13. Accumulated Other Comprehensive (Deficit) Income

The following tables summarize the changes in AOCI for the three months ended March 31, 2026 and 2025, respectively.

	Three Months Ended March 31, 2026
(in thousands)	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1,510)	$48	$12	$(1,450)
Other comprehensive income (loss) before reclassifications	195	(10)	(321)	(136)
Amounts reclassified from AOCI	31	—	—	31
Ending balance	$(1,284)	$38	$(309)	$(1,555)

	Three months ended March 31, 2025
(in thousands)	Unrealized Loss on Cash Flow Hedges	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(19)	$87	$(678)	$(610)
Other comprehensive (loss) income before reclassifications	(426)	(29)	343	(112)
Amounts reclassified from AOCI	(542)	—	—	(542)
Ending balance	$(987)	$58	$(335)	$(1,264)

14. Stockholders’ Equity and Equity-Based Compensation

Equity-Based Compensation

The Company recognizes equity-based compensation expense associated with awards granted under equity incentive plans. Equity-based compensation expense is allocated to all departments based on the recipients of the compensation. A summary of the expense by line item in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively, is provided in the following table.

	Three Months Ended March 31,
(in thousands)	2026	2025
Cost of revenue	$82	$160
Sales and marketing	951	1,179
Product development	375	1,739
General and administrative	3,812	4,241
Total compensation expense	$5,220	$7,319

During the three months ended March 31, 2026, the Company accelerated the vesting of 151,119 previously unvested time-based RSUs in connection with the departure of an executive-level employee. The remaining unvested shares held by the award holder were forfeited upon separation, and the modifications resulted in an incremental stock-based compensation charge of approximately $0.2 million during the three months ended March 31, 2026.

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

Performance Stock Units (“PSUs”)

During the three months ended March 31, 2026, the Company granted PSUs to certain members of its executive leadership team, pursuant to the 2021 Plan. These awards vest based on the satisfaction of certain service conditions and performance-based conditions measured over a cumulative three-year period ended December 31, 2028. The earned payout of these PSUs, if at all, will range from 0% to 200% of target, based upon achievement of certain cumulative performance goals, which include certain financial targets determined by the Company. For fiscal year 2026, the financial targets have been determined, with the fiscal year 2027 and 2028 targets to be determined within 75 days following the end of the previous applicable fiscal year, and the three-year cumulative performance targets set in 2028. In accordance with ASC 718, Compensation - Stock Compensation, the grant date for these PSUs can only be established when a mutual understanding of the terms of the award are established, including the specific targets for the cumulative performance period being explicitly defined in 2028. In addition, the awards are not forfeited in the event an interim annual target for the previous fiscal years is not attained and accordingly, there is no service inception date prior to the grant date. Accordingly, measurement of stock-based compensation attributed to these PSUs will be based on the grant date fair value once the grant date is determined, with the resulting stock-based compensation expense recorded over the substantive service period in 2028.

PSUs with Market Conditions

During fiscal year 2025, the Company granted PSUs to certain executives with a relative total stockholder return (“TSR”) component, pursuant to the 2021 Plan. These awards vest based on the satisfaction of certain service conditions, market conditions, and performance-based conditions measured over a cumulative three-year period ended December 31, 2027. The earned payout of these PSUs, if at all, will range from 0% to 200% of target, based upon achievement of certain cumulative performance goals, which include revenue and adjusted EBITDA margin targets determined by the Company with a relative TSR multiplier up to plus or minus 20%. For fiscal year 2026, the revenue and adjusted EBITDA margin targets have been determined, with the fiscal year 2027 targets to be determined within 75 days following the end of the previous applicable fiscal year, and the three-year cumulative performance targets set in 2027. In accordance with ASC 718, Compensation - Stock Compensation, the grant date for these PSUs can only be established when a mutual understanding of the terms of the award are established, including the specific targets for the cumulative performance period being explicitly defined in 2027. In addition, the awards are not forfeited in the event an interim annual target for the previous fiscal years is not attained and accordingly, there is no service inception date prior to the grant date. Accordingly, measurement of stock-based compensation attributed to these PSUs will be based on the grant date fair value using a Monte-Carlo valuation model once the grant date is determined, with the resulting stock-based compensation expense recorded over the substantive service period in 2027.

The Company recognized approximately $0.8 million and $1.2 million in stock-based compensation expense associated with PSUs during the three months ended March 31, 2026 and 2025, respectively.

15. Income Taxes

During the three months ended March 31, 2026, management performed an assessment of the recoverability of deferred tax assets. Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has recorded a valuation allowance for all years on its net operating loss carryforwards, R&D credit carryforwards, and other net deferred tax assets that remain after all sources of taxable income are exhausted, not supportable by the “naked credit” deferred tax liability sourced income as of March 31, 2026.

As of March 31, 2026 and December 31, 2025, the Company has recorded net deferred tax liabilities of $10.0 million and $13.5 million, respectively.

The Company's effective tax rate was 1.8% and 6.6% for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance recorded, foreign tax rates that differ from the U.S. statutory tax rate, and partnership income that is not taxed.

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

In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) among the Company, Definitive OpCo, and the TRA Parties and has recorded a liability under the TRA of $13.0 million and $27.2 million as of March 31, 2026 and December 31, 2025, respectively. The $14.2 million decrease in the TRA liability during the three months ended March 31, 2026 was primarily driven by a $6.5 million remeasurement of the liability based on future realizability of tax attributes with an offsetting adjustment to statement of operations and $7.8 million of payments to TRA Parties, while concurrently increasing $0.1 million with an offsetting adjustment to additional paid-in capital for current year exchange transactions and redemptions. Under the TRA, the Company generally will be required to pay to the TRA Parties 85% of the amount of cash savings, if any, in U.S. federal, state, or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax basis adjustments resulting from (a) acquisitions by the Company of LLC Units from pre-IPO holders in connection with the IPO, and (b) subsequent redemptions or exchanges of LLC Units by holders for Class A common stock or other consideration, (ii) certain tax attributes acquired by the Company from the Blocker Companies in the Reorganization Transactions, and (iii) certain payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

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

The following table sets forth the reconciliation of the numerator used to compute basic and diluted net loss per share of Class A common stock for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in thousands)	2026	2025
Numerator:
Net loss	$(192,354)	$(155,093)
Less: Net loss attributable to noncontrolling interests	(53,733)	(47,865)
Net loss attributable to Definitive Healthcare Corp.	$(138,621)	$(107,228)

The following table sets forth the computation of basic and diluted net loss per share of Class A common stock for the three months ended March 31, 2026 and 2025 (per share amounts unaudited).

	Three Months Ended March 31,
(in thousands, except number of shares and per share amounts)	2026	2025
Basic and diluted net loss per share attributable to common stockholders
Numerator:
Allocation of net loss attributable to Definitive Healthcare Corp.	$(138,621)	$(107,228)
Denominator:
Weighted average number of shares of Class A common stock outstanding	104,675,068	112,782,505
Net loss per share, basic and diluted	$(1.32)	$(0.95)

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

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the period presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Definitive OpCo LLC Units (vested and unvested)	38,225,333	38,997,184
Restricted Stock Units	22,613,338	13,435,809

17. Segment Data

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company derives substantially all of its revenue from the sale of subscription fees for access to its platform and stand-ready support—a product designed to provide accurate and comprehensive information on healthcare providers and their activities helping its customers optimize everything from product development to go-to-market planning and sales and marketing execution. To assess performance, the Company’s CODM, the Chief Executive Officer, reviews financial information on a consolidated basis. Therefore, the Company determined it has one operating segment and one reportable segment. The accounting policies of the Company’s operating segment are the same as those described in Note 2. Summary of Significant Accounting Policies in the notes to the consolidated financial statements in the 2025 Form 10-K. The CODM uses consolidated net loss to set budgets, evaluate margins, review actual results, and to make decisions whether to reinvest profits into the business, pursue acquisitions and partnerships, repurchase shares, and/or engage in other capital management transactions.

The following table presents the operating financial results of our single reportable segment, including revenue, significant expenses regularly provided to the CODM, and net loss:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue	$55,929	$59,191
Total cost of revenue	14,279	15,431
Sales and marketing	19,578	20,653
Product development	6,499	9,301
General and administrative	12,084	12,269
Other segment items, net (1)	199,278	167,516
Benefit from income taxes	3,435	10,886
Net loss	$(192,354)	$(155,093)

(1)
For the three months ended March 31, 2026, other segment items, net includes a goodwill impairment charge of $197.2 million, a TRA remeasurement gain of $6.5 million, depreciation and amortization expense of $8.3 million, interest expense of $2.6 million, interest income of $1.3 million, a transaction integration, and restructuring gain of $0.8 million, and a net foreign currency transaction gain of $0.3 million. For the three months ended March 31, 2025, a goodwill impairment charge of $176.5 million, a TRA remeasurement gain of $20.7 million, depreciation and amortization expense of $8.5 million, interest expense of $2.4 million, interest income of $2.1 million, transaction integration, and restructuring expenses of $1.3 million, net foreign currency transaction losses of $1.0 million, and a loss on the partial extinguishment of debt of $0.5 million.

18. Related Parties

The Company has engaged in revenue transactions within the ordinary course of business with entities affiliated with its Sponsors and with members of the Board. During each of the three months ended March 31, 2026 and 2025, the Company recorded revenue from related parties of $0.2 million. Receivables for related party revenue transactions amounted to $0.1 million and nil at March 31, 2026 and December 31, 2025, respectively.

During the three months ended March 31, 2026 and 2025, the Company also paid $0.6 and $0.3 million, respectively, to related parties for transactions within the ordinary course of business. Payables to related parties amounted to $0.3 million and $0.2 million at March 31, 2026 and December 31, 2025, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report and with our audited Consolidated Financial Statements, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K.

As discussed in “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may materially differ from those discussed in such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” under Part II, Item 1A in this Quarterly Report and in Part I, Item 1A of our 2025 Form 10-K.

Overview

Definitive Healthcare is a leading provider of healthcare data and analytics. We provide accurate, comprehensive information on healthcare providers and their activities, enabling customers to make informed decisions across product development, go-to-market planning, and sales and marketing execution. We also offer claims and consumer analytics built from modeled data on millions of unique consumers to help healthcare organizations target, message, and engage specific healthcare audiences. Delivered through our software as a service products and solutions, our data is important to the commercial success of our approximately 2,260 customers as of March 31, 2026. We generally define a customer as a company that maintains one or more active paid subscriptions.

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

We were founded in 2011 by our Executive Chairman, Jason Krantz. Mr. Krantz founded the company to provide healthcare commercial intelligence designed to drive commercial success for companies that sell into or compete in the healthcare ecosystem, creating large end-markets for us, including life sciences, healthcare information technology ("HCIT"), healthcare providers and other diversified companies, such as staffing firms, commercial real estate firms, financial institutions and other organizations seeking commercial success in the attractive, but complex, healthcare ecosystem.

We believe any company selling or competing within the healthcare ecosystem is a potential customer for us and contributes to our estimated current total addressable market of over $11 billion that includes a more focused serviceable addressable market of approximately $7 billion. In total, our target universe includes more than 100,000 potential customers that we believe could benefit from our products.

Recent Developments

Goodwill Impairment

In the first quarter of 2026 and during fiscal year 2025, we experienced declines in our market capitalization as a result of sustained decreases in our stock price, which represented triggering events requiring management to perform quantitative goodwill impairment tests as of the end of the impacted reporting periods. As a result of the impairment tests, we determined that the fair value of our single reporting unit was lower than its carrying value and, accordingly, recorded non-cash, pretax, goodwill impairment charges of $197.2 million during the first quarter of 2026 and $196.1 million during fiscal year 2025. See Note 7. Goodwill and Intangible Assets to our accompanying unaudited condensed consolidated financial statements.

The goodwill impairment charges did not affect our liquidity or the financial covenants in our outstanding debt agreement.

Restructuring Charges

In the first quarter of 2026, we committed to a restructuring plan (the “2026 Restructuring Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. The 2026 Restructuring Plan provided for a reduction of our current workforce by approximately 40 people. During the three months ended March 31, 2026, we incurred restructuring and related charges of approximately $1.1 million, consisting of severance payments, employee benefits, and related cash expenses. As of March 31, 2026, $0.3 million was included in accrued expenses and other liabilities in the unaudited condensed consolidated balance sheets. We expect these payments will be made over the next six months. In addition, we do not expect to incur further material charges associated with the 2026 Restructuring Plan. Charges incurred during the three months ended March 31, 2025 related to previous restructuring plans were not material.

Sales Execution Challenges

In 2024, we made significant changes to our go-to-market team that reduced overlay expenses, created a separate group and sales motion for our small and medium sized customers, and allocated more resources to our Enterprise Customers (as the term is defined below). These changes created disruptions to our sales efforts beginning in 2024, impacting both new customer acquisition and upsell to existing customers. These factors, in addition to the lower than historical renewal rates we observed through fiscal year 2025, have impacted, and we expect will continue to impact, our results in 2026.

Executive Transitions

As part of the Company’s ongoing review of its organizational design with respect to executive leadership we have recently experienced several executive transitions.

On March 30, 2026, Jeff Haywood resigned from the Board and as a member of the Compensation Committee (the Compensation Committee, effective March 30, 2026. Mr. Haywood’s resignation was not the result of any disagreements with the Company relating to the Company’s operations, policies or practices. In connection with Mr. Haywood’s resignation, the size of the Board was further reduced from 9 members to 8 members, and the size of the Compensation Committee was reduced from 3 members to 2 members.

On April 17, 2026, Benjamin Graboske resigned as the Company’s EVP, Technology, Engineering and Chief Data Officer.

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

Our total customer count, which includes smaller customers, was approximately 2,260 as of March 31, 2026, compared with approximately 2,475 customers as of March 31, 2025. Our Enterprise Customer accounts have decreased by 17 to 495 customers as of March 31, 2026 compared with 512 customers as of March 31, 2025. Our smaller customers have churned at disproportionately higher rates year-over-year, primarily due to current macroeconomic conditions.

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

Expanding Relationships with Existing Customers

We believe there is a significant opportunity to generate additional revenue from our existing customer base of approximately 2,260 customers as of March 31, 2026.

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

Continuing to Innovate and Expand Our Platform

The growth of our business is driven in part by our ability to apply our deep healthcare domain expertise to innovate and expand our platform. We have continually created new products since our founding in 2011. We have and plan to continue to invest significantly into our engineering and research and development efforts to enhance our capabilities and functionality and facilitate the expansion of our integrated platform to new use cases and customers. In addition, we work to continuously release updates and new features. While we are primarily focused on organic investments to drive innovation, we will also evaluate strategic acquisitions and investments that further expand our platform.

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

The following table presents our current and total remaining performance obligations as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Current	$160,565	$165,087
Non-current	69,943	75,368
Total	$230,508	$240,455

Components of our Results of Operations

Revenue

For the three months ended March 31, 2026, we derived approximately 96% of our revenue from subscription services and the remainder from professional services. Our subscription services consist primarily of subscription fees for access to our platform and stand-ready support. Our subscription contracts typically have a term ranging from 1 to 3 years and are non-cancellable. We typically bill for services in advance annually, and we typically require payment at the beginning of each annual period. Our subscription revenue is recognized ratably over the contract term. Our professional services revenue typically is derived from non-recurring consulting services or from other one-time deliveries, which are generally capable of being distinct and can be accounted for as separate performance obligations. Revenue related to these professional services is recognized at a point in time when the performance obligations under the terms of the contract are satisfied and control has been transferred to the customer.

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

Transaction, integration, and restructuring expenses. Transaction, integration, and restructuring expenses are costs directly associated with various acquisition, strategic partnership, and integration activities we have undertaken, primarily accounting, legal due diligence, consulting, and advisory fees, and office relocations and consolidations.

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

When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference. In the first quarter of 2026 and during fiscal year 2025, we experienced declines in our market capitalization as a result of sustained decreases in our stock price, which represented triggering events requiring our management to perform quantitative goodwill impairment tests as of the end of each impacted reporting period. As a result of the impairment tests, we determined that the fair value of our single reporting unit was lower than its carrying value and, accordingly, recorded non-cash, pre-tax, goodwill impairment charges of $197.2 million in the first quarter of 2026 and $196.1 million during fiscal year 2025. The goodwill impairment charges did not affect our liquidity or the financial covenants in our outstanding debt agreement.

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

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue	$55,929	$59,191
Cost of revenue:
Cost of revenue exclusive of amortization	9,355	10,141
Amortization	4,924	5,290
Total cost of revenue	14,279	15,431
Gross profit	41,650	43,760
Operating expenses:
Sales and marketing	19,578	20,653
Product development	6,499	9,301
General and administrative	12,084	12,269
Depreciation and amortization	8,325	8,527
Transaction, integration, and restructuring expenses	(765)	1,265
Goodwill impairment	197,219	176,531
Total operating expenses	242,940	228,546
Loss from operations	(201,290)	(184,786)
Total other income, net	5,501	18,807
Net loss before income taxes	(195,789)	(165,979)
Benefit from income taxes	3,435	10,886
Net loss	(192,354)	(155,093)
Less: Net loss attributable to noncontrolling interests	(53,733)	(47,865)
Net loss attributable to Definitive Healthcare Corp.	$(138,621)	$(107,228)

Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025

Revenue

Revenue decreased $3.3 million, or 6%, in the three months ended March 31, 2026 compared with the same period in the prior year due to lower subscription revenue of $3.7 million, partially offset by higher professional services revenue of $0.5 million. Revenue attributable to customers that existed prior to the start of 2026 decreased $4.3 million, which was partially offset by a $1.0 million increase in revenue from new customers in 2026.

Cost of Revenue

Cost of revenue decreased $1.2 million, or 7%, in the three months ended March 31, 2026 compared with the same period in the prior year. The decrease was driven primarily by a $1.2 million decrease in data subscription and collection costs, primarily as a result of favorable renegotiations on and exits from major data contracts during the prior year. We also experienced a $0.4 million decrease in amortization expense resulting primarily from certain data assets that were fully amortized during 2025, along with a decrease of $0.3 million in personnel costs resulting from a modest decrease in headcount. These decreases were partially offset by a $0.4 million increase in hosting fees driven by expanded customer usage of our platform, and a $0.3 million increase in revenue sharing costs aimed at growing the activation line of our business.

Operating Expenses

Operating expenses increased $14.4 million, or 6%, during the three months ended March 31, 2026 compared with the same period in the prior year. The increase was primarily due to a goodwill impairment charge of $197.2 million incurred in the current year period, compared to $176.5 million incurred in the prior year period, partially offset by:

•
A decrease in sales and marketing expense of $1.1 million for the three months ended March 31, 2026, primarily driven by lower personnel costs, including stock-based compensation expense, resulting from reduced headcount;
•
A decrease in product development expense of $2.8 million for the three months ended March 31, 2026, primarily driven by lower personnel costs, including stock-based compensation expense, resulting from the 2026 Restructuring Plan and the departure of certain executive-level employees, combined with increased capitalized labor and overhead relating to product development initiatives;
•
A decrease in general and administrative expense of $0.2 million for the three months ended March 31, 2026, primarily driven by lower personnel costs, including stock-based compensation expense, resulting from a decrease in headcount and equity grants issued at lower stock prices, lower franchise taxes and lower recruiting fees, partially offset by an increase in professional fees in connection with the evaluation of strategic, financial, tax, and capital structure alternatives;
•
A decrease in depreciation and amortization expense of $0.2 million for the three months ended March 31, 2026, primarily as a result of certain customer relationship intangible assets utilizing economic consumption amortization methods with lower amortization in the current period; and
•
A decrease in transaction, integration, and restructuring expenses of $2.0 million for the three months ended March 31, 2026, primarily driven by an adjustment in the current period for a favorable settlement of a major data contract that was terminated in 2025 while integrating a prior acquisition.

Total Other Income, Net

Total other income, net was $5.5 million for the three months ended March 31, 2026 compared to $18.8 million in the same period in the prior year, primarily due to variability in the remeasurement of the TRA liability resulting from goodwill impairment activity during the respective periods, which can affect the expected amount and timing of future TRA payments. While overall goodwill impairment levels were comparable year over year, the impact on the TRA liability in the current period was more limited, resulting in a smaller remeasurement gain compared to the prior year.

Benefit From Income Taxes

Benefit from income taxes was $3.4 million for the three months ended March 31, 2026 compared to $10.9 million in the comparable prior year period. Benefits from income taxes were primarily driven by goodwill impairments in both periods, resulting in reductions of indefinite-lived deferred tax liabilities. The decrease in the benefit from income taxes year-over-year was primarily driven by variability in the allocation of the goodwill impairment charges to applicable subsidiaries.

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

The following table presents a reconciliation of gross profit and gross margin to adjusted gross profit and adjusted gross margin, respectively, for the periods presented:

	Three Months Ended March 31,
	2026		2025
(in thousands)	Amount	% of Revenue	Amount	% of Revenue
Reported gross profit and margin	$41,650	74%	$43,760	74%
Amortization of intangible assets resulting from acquisition-related purchase accounting adjustments(a)	3,487	6%	3,153	5%
Equity-based compensation costs	82	0%	160	0%
Adjusted gross profit and margin	$45,219	81%	$47,073	80%
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

The following table presents a reconciliation of net loss and margin to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods presented:

	Three Months Ended March 31,
	2026		2025
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue
Net loss and margin	$(192,354)	(344)%	$(155,093)	(262)%
Interest expense, net	1,332	2%	381	1%
Benefit from income taxes	(3,435)	(6)%	(10,886)	(18)%
Loss on partial extinguishment of debt	—	0%	507	1%
Depreciation & amortization	13,249	24%	13,817	23%
EBITDA and margin	(181,208)	(324)%	(151,274)	(256)%
Other income, net (a)	(6,833)	(12)%	(19,695)	(33)%
Equity-based compensation (b)	5,220	9%	7,319	12%
Transaction, integration, and restructuring expenses (c)	(765)	(1)%	1,265	2%
Goodwill impairment (d)	197,219	353%	176,531	298%
Other non-core items (e)	1,693	3%	560	1%
Adjusted EBITDA and margin	$15,326	27%	$14,706	25%

(a)
Primarily represents foreign exchange and TRA liability remeasurement gains and losses.
(b)
Equity-based compensation represents non-cash compensation expense recognized in association with equity awards made to employees and directors.
(c)
Transaction and integration expenses primarily represent legal, accounting, consulting, and other expenses and fair value adjustments for contingent consideration related to our acquisitions and strategic partnerships, inclusive of an adjustment in the first quarter of 2026 for the favorable settlement of a major data contract that was terminated in 2025 while integrating a prior acquisition. Restructuring expenses relate to the separation benefits tied to our restructuring plans, as well as impairment and restructuring charges related to office closures, relocations, and consolidations.

	Three Months Ended March 31,
(in thousands)	2026	2025
Merger and acquisition due diligence and transaction costs	$352	$1,178
Integration costs	(2,169)	557
Fair value adjustment for contingent consideration	—	(690)
Restructuring charges for severance and other separation costs	1,052	28
Office closure and relocation restructuring charges and impairments	—	192
Total transaction, integration and restructuring expenses	$(765)	$1,265

(d)
Goodwill impairment represents non-cash, pre-tax, goodwill impairment charges. We experienced declines in our market capitalization as a result of sustained decreases in our stock price, which represented triggering events requiring our management to perform quantitative goodwill impairment tests as of the end of the first quarters of 2026 and 2025. As a result of the impairment tests conducted, we determined that the fair value of our single reporting unit was lower than its carrying value and, accordingly, recorded the impairment charges.
(e)
Other non-core items represent expenses driven by events that are typically by nature one-time, non-operational, and/or unrelated to our core operations. These expenses are comprised of non-core legal, regulatory and advisory costs isolated to unique and extraordinary litigation, legal, regulatory, and other matters that are not considered normal and recurring business activity, including professional fees in connection with the evaluation of strategic, financial, tax, and capital structure alternatives. Other non-core items also include consulting fees and severance costs associated with strategic transition initiatives, as well as other non-core items.

	Three Months Ended March 31,
(in thousands)	2026	2025
Non-core legal, regulatory, and advisory	$1,676	$53
Consulting and severance costs for strategic transition initiatives	—	168
Other non-core expenses	17	339
Total other non-core items	$1,693	$560

Liquidity and Capital Resources

Overview

As of March 31, 2026, we had $157.6 million of cash and cash equivalents, $20.4 million of short-term investments, and $49.7 million available under our Revolving Credit Facility (as the term is defined below). Our principal sources of liquidity are cash and cash equivalents and short-term investments on hand, as well as the cash flows we generate from operations. Our principal uses of liquidity have been, and are expected to continue to be, primarily for investment in long-term growth of the business through capital expenditures and acquisitions, as well as for various other financing activities, including debt services (see Note 9. Long-Term Debt to our accompanying unaudited condensed consolidated financial statements for further details), repurchases of our Class A common stock, distributions to members of Definitive OpCo, and payments under our TRA liability.

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

Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. See “Risk Factors” in our 2025 Form 10-K and the factors described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Macroeconomic conditions, including fluctuating inflation and high interest rates, could increase our anticipated funding requirements. In the event we need to seek additional funding, high interest rates, stock market volatility, or other unfavorable macroeconomic conditions may also prevent us from obtaining additional financing on favorable terms or at all. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages that could impact us and our customers, and materially harm our business and financial condition. Our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds could be threatened and our ability to raise additional capital could be substantially impaired, any of which could materially and adversely affect our business and financial condition. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. In addition, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell or issue additional equity to finance such acquisitions, which could possibly result in additional expenses or dilution.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash provided by (used in):
Operating activities	$11,564	$26,066
Investing activities	(6,221)	83,545
Financing activities	(10,876)	(109,706)
Change in cash and cash equivalents (excluding effect of exchange rate changes)	$(5,533)	$(95)

Cash Provided by Operating Activities

Net cash provided by operating activities was $11.6 million during the three months ended March 31, 2026, primarily as a result of a net loss of $192.4 million, offset by non-cash charges of $209.3 million. The non-cash charges were primarily comprised of $197.2 million in goodwill impairment charges recorded during the three months ended March 31, 2026, a gain on remeasurement of the TRA of $6.5 million, amortization of intangible assets of $12.2 million, equity compensation costs of $5.2 million, amortization of deferred contract costs of $3.7 million, and a decrease in deferred taxes of $3.5 million. The net decrease in operating assets and liabilities of $5.4 million for the three months ended March 31, 2026 was primarily driven by cash inflows resulting from a decrease in accounts receivable of $13.3 million. These factors were partially offset by cash outflows resulting from lower accounts payable, accrued expenses, and other liabilities, collectively, of $11.6 million, an increase in deferred contract costs of $2.9 million, an increase in prepaid expenses and other assets of $4.0 million, and a decrease in deferred revenue of $0.2 million due to the timing of billings and cash received in advance of revenue recognition for subscription services.

Cash (Used in) Provided by Investing Activities

Cash provided used in investing activities during the three months ended March 31, 2026 was $6.2 million, driven primarily by $12.5 million in purchases of short-term investments and $3.2 million in purchases of property (including software), equipment, and data assets, partially offset by $9.5 million in maturities of short-term investments.

Cash Used in Financing Activities

Cash used in financing activities during the three months ended March 31, 2026 was $10.9 million, driven by payments of $7.8 million under the TRA, net repayments of the 2021 Term Loan (as defined below) of $2.2 million, and taxes paid related to the net share settlement of equity awards of $0.9 million.

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

The loans under the Term Facility and the Revolving Credit Facility mature on January 16, 2030. The Facilities are guaranteed, subject to customary exceptions, by all of DH Holdings’ wholly-owned domestic restricted subsidiaries and AIDH Buyer, LLC, a Delaware limited liability company and the direct parent company of DH Holdings (“Holdings”), and are secured by associated collateral agreements that pledge a lien on substantially all of DH Holdings’ assets, including fixed assets and intangibles, and the assets of the guarantors, in each case, subject to customary exceptions (the “Pledged Assets”). As of March 31, 2026, the Pledged Assets of these subsidiaries approximated $446.4 million, and the net assets of these subsidiaries approximated $147.3 million.

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

There was no outstanding balance on the Revolving Credit Facility as of March 31, 2026, though we provided a standby letter of credit of $0.3 million to the lessor of our corporate headquarters in lieu of a security deposit, reducing the amount available under our Revolving Credit Facility to $49.7 million.

The 2021 Credit Agreement, as amended, includes certain financial covenants for which we were compliant as of March 31, 2026 and December 31, 2025. Refer to Note 9. Long-Term Debt to our accompanying unaudited condensed consolidated financial statements for further information.

In connection with the DH Holdings Credit Agreement Amendment, we repaid $69.1 million of outstanding principal amount of the Term Facility and reduced our borrowing capacity under the Revolving Credit Facility by $25.0 million. As a result, we incurred a loss on partial extinguishment of debt of $0.5 million during the first quarter of 2025 attributed to the derecognition of a proportionate amount of the unamortized debt discount, a result of repaying the $69.1 million of outstanding principal on the Term Facility and reducing our Revolving Credit Facility. In addition, we capitalized financing costs totaling $1.7 million, of which $1.2 million related to the Term Facility and $0.5 million related to the Revolving Line of Credit. The financing costs associated with the Term Facility are recorded as a contra-debt balance in term loan, net of current portion in the consolidated balance sheets and are amortized over the remaining life of the loan using the effective interest method. The financing costs associated with the Revolving Line of Credit are recorded in other assets in the unaudited condensed consolidated balance sheets and are amortized over the life of the arrangement. At March 31, 2026 and December 31, 2025, the unamortized financing costs were $0.4 million and $0.5 million, respectively.

Financing Obligations

Financing obligations generally include repayment of principal amounts of the 2021 Term Loan, lease payments, and purchase obligations. With the exception of the DH Holdings Credit Agreement Amendment as described under Debt Obligations, there have been no material changes to our financing obligations during the three months ended March 31, 2026. Refer to Note 5. Leases and Note 14. Commitments and Contingencies to our consolidated financial statements included in our 2025 Form 10-K for further information.

Stock Repurchase Programs

In May 2024, our Board authorized a stock repurchase program of up to $20.0 million of our Class A common stock, which expired on December 31, 2024 (the “2024 Repurchase Program”). In November 2024, our Board announced a new stock repurchase program (the “2025 Repurchase Program” and, together with the 2024 Repurchase Program, the “Repurchase Programs”) of our Class A common stock authorizing up to $100.0 million in share repurchases. The 2025 Repurchase Program expired on December 31, 2025. In total, 13,880,866 shares of our Class A common stock were repurchased under the Repurchase Programs.

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

Capital Expenditures

Capital expenditures decreased by $4.5 million to $3.2 million for the three months ended March 31, 2026 compared to $7.7 million for the same period in the prior year, primarily driven by lower spend on software, using both internal and third-party resources, and data assets in the current year compared with the comparable prior year period.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates including business combinations, goodwill and indefinite-lived intangible assets, and income taxes, see our discussion for the year ended December 31, 2025 included in our 2025 Form 10-K. There have been no material changes to these policies or estimates as of March 31, 2026.

New Accounting Pronouncements

See new accounting pronouncements described under “—Recently Issued Accounting Pronouncements Not Yet Adopted” within Note 1. Organization and Basis of Presentation to our accompanying unaudited condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation, interest rates, or currency rates. There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our 2025 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, our management carried out an evaluation, under the supervision and participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In addition to the matter discussed in Part I, we are subject to various legal proceedings, claims, and governmental inspections, audits, or investigations that arise in the ordinary course of our business. Although the outcomes of these matters cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters would not be expected to have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

For a more detailed discussion of our risks and uncertainties, see also Part I, Item 1A, “Risk Factors,” in our 2025 Form 10-K. There have been no material changes in our risk factors since the filing of our 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the terms of the Amended LLC Agreement, holders of LLC Units have the right to exchange all or a portion of their LLC Units for newly issued shares of Class A common stock on a one-for-one basis, which issuances are made in reliance on Section 4(a)(2) of the Securities Act. Upon any such exchange, a corresponding number of shares of Class B common stock held by such LLC Unit holders are cancelled. Such exchanges executed in the three months ended March 31, 2026 are as follows:

Date of Exchange	Number of Shares Exchanged
January 5, 2026	46,000
March 2, 2026	67,743
Total	113,743

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

DEFINITIVE HEALTHCARE CORP.

May 7, 2026	By:	/s/ Kevin Coop
Date		Name:	Kevin Coop
		Title:	Chief Executive Officer (Principal Executive Officer)

May 7, 2026	By:	/s/ Casey Heller
Date		Name:	Casey Heller
		Title:	Chief Financial Officer (Principal Financial Officer)