Form 10-Q
period 2026-06-30
Definitive Healthcare Corp.
filed 2026-08-10
CIK 1861795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 6, 2026, the number of outstanding shares of the registrant’s Class A common stock was 106,744,713 shares.

Definitive Healthcare Corp.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2026

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: (i) our dependence on third parties, including public sources, for data, information, and other services, and our relationships with such third parties; (ii) increased accessibility to free or relatively inexpensive information sources; (iii) our ability to maintain high annual renewal rates; (iv) our ability to compete in the highly competitive industry in which we operate, and potential adverse effects of this competition; (v) our ability to maintain revenues if our products and services do not achieve and maintain broad market acceptance, or if we are unable to keep pace with or adapt to rapidly changing technology, evolving industry standards, macroeconomic market conditions, and changing regulatory requirements; (vi) changes in government policy positions, including trade policy, spending priorities, or reductions in government programs, government spending, or research funding; (vii) our loss of, or inability to attract and retain, key personnel; (viii) the effectiveness of our business plans; (ix) our ability to derive fully the anticipated benefits from organic growth, existing or future acquisitions, joint ventures, investments, or dispositions; (x) our exposure to risk from having operations and employees in other countries; (xi) our exposure to risk from the international scope of our operations, including potentially adverse tax consequences from the international scope of our operations and our corporate and financing structure; (xii) the strength of our brand and reputation; (xiii) our level of indebtedness, which could adversely affect our business, financial condition, and results of operations; (xiv) the ability to obtain and/or maintain the listing of our Class A common stock on Nasdaq; (xv) our ability to obtain, protect, defend, or enforce our intellectual property rights; (xvi) our ability to leverage artificial intelligence technologies (“AI”) in our products and services, including generative AI, large language models, machine learning, and other AI tools; (xvii) any significant disruption in or unauthorized access to or breaches of our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyberattacks; (xviii) our use of “open source” software in our products and services; (xix) our ability to comply with applicable data protection and privacy laws; and (xx) other factors beyond our control.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$170,866	$163,627
Short-term investments	12,729	17,262
Accounts receivable, net	30,970	51,978
Prepaid expenses and other assets	13,343	11,972
Deferred contract costs	12,190	12,766
Total current assets	240,098	257,605
Property and equipment, net	14,753	12,680
Operating lease right-of-use assets, net	4,216	5,394
Other assets	3,277	2,277
Deferred contract costs	11,764	12,840
Intangible assets, net	222,724	247,477
Goodwill	—	197,219
Total assets	$496,832	$735,492
Liabilities and Equity
Current liabilities:
Accounts payable	$4,531	$3,596
Accrued expenses and other liabilities	23,787	44,773
Deferred revenue	89,342	96,989
Term loan	8,750	8,750
Operating lease liabilities	2,654	2,679
Total current liabilities	129,064	156,787
Long term liabilities:
Deferred revenue	—	2,383
Term loan	151,885	156,085
Operating lease liabilities	3,767	5,152
Tax Receivable Agreement liability	12,034	19,212
Deferred tax liabilities	11,072	14,634
Other liabilities	1,145	2,247
Total liabilities	308,967	356,500

Equity:
Class A common stock, par value $0.001, 600,000,000 shares authorized, 106,405,766 and 104,020,957 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	106	104
Class B common stock, par value $0.00001, 65,000,000 shares authorized, 38,094,660 and 38,339,076 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,069,701	1,061,965
Accumulated other comprehensive deficit	(1,606)	(1,450)
Accumulated deficit	(923,549)	(779,506)
Noncontrolling interests	43,213	97,879
Total equity	187,865	378,992
Total liabilities and equity	$496,832	$735,492

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$55,195	$60,750	$111,124	$119,941
Cost of revenue:
Cost of revenue exclusive of amortization	9,418	8,800	18,773	18,941
Amortization	5,236	5,337	10,160	10,627
Gross profit	40,541	46,613	82,191	90,373
Operating expenses:
Sales and marketing	19,158	20,469	38,736	41,122
Product development	6,756	7,968	13,255	17,269
General and administrative	10,806	12,673	22,890	24,942
Depreciation and amortization	8,542	9,001	16,867	17,528
Transaction, integration, and restructuring expenses	2,027	672	1,262	1,937
Goodwill impairment	—	—	197,219	176,531
Total operating expenses	47,289	50,783	290,229	279,329
Loss from operations	(6,748)	(4,170)	(208,038)	(188,956)
Other income (expense), net:
Interest income	1,253	1,749	2,550	3,801
Interest expense	(2,628)	(2,990)	(5,257)	(5,423)
Gain (loss) on remeasurement of Tax Receivable Agreement liability	64	(2,901)	6,585	17,763
Loss on partial extinguishment of debt	—	—	—	(507)
Other income (expense), net	262	(497)	574	(1,466)
Total other (expense) income, net	(1,049)	(4,639)	4,452	14,168
Net loss before income taxes	(7,797)	(8,809)	(203,586)	(174,788)
Benefit from (provision for) income taxes	345	(456)	3,780	10,430
Net loss	(7,452)	(9,265)	(199,806)	(164,358)
Less: Net loss attributable to noncontrolling interests	(2,030)	(1,714)	(55,763)	(49,579)
Net loss attributable to Definitive Healthcare Corp.	$(5,422)	$(7,551)	$(144,043)	$(114,779)
Net loss per share of Class A common stock:
Basic and diluted	$(0.05)	$(0.07)	$(1.37)	$(1.05)
Weighted average Class A common stock outstanding:
Basic and diluted	105,810,516	106,815,740	105,245,928	109,782,640

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(7,452)	$(9,265)	$(199,806)	$(164,358)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(223)	276	(660)	738
Unrealized loss on available-for-sale securities	(3)	(26)	(17)	(64)
Unrealized gain (loss) on interest rate hedging instruments	156	(349)	464	(1,653)
Comprehensive loss	(7,522)	(9,364)	(200,019)	(165,337)
Less: Comprehensive loss attributable to noncontrolling interests	(2,049)	(1,740)	(55,820)	(49,831)
Comprehensive loss attributable to Definitive Healthcare Corp.	$(5,473)	$(7,624)	$(144,199)	$(115,506)

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

(in thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interests	Equity
Balance at January 1, 2026	104,020,957	$104	38,339,076	$—	$1,061,965	$(779,506)	$(1,450)	$97,879	$378,992
Net loss	—	—	—	—	—	(138,621)	—	(53,733)	(192,354)
Other comprehensive loss	—	—	—	—	—	—	(105)	(38)	(143)
Issuance of Class A common stock upon vesting of RSUs	1,647,663	2	—	—	764	—	—	(766)	—
Shares withheld related to net share settlement	(518,915)	(1)	—	—	(925)	—	—	—	(926)
Effect of changes in LLC ownership, including LLC unit exchanges	113,743	—	(113,743)	—	185	—	—	(275)	(90)
Equity-based compensation	—	—	—	—	3,822	—	—	1,398	5,220
Balance at March 31, 2026	105,263,448	$105	38,225,333	$—	$1,065,811	$(918,127)	$(1,555)	$44,465	$190,699
Net loss	—	—	—	—	—	(5,422)	—	(2,030)	(7,452)
Other comprehensive loss	—	—	—	—	—	—	(51)	(19)	(70)
Issuance of Class A common stock upon vesting of RSUs	1,528,449	2	—	—	307	—	—	(309)	—
Shares withheld related to net share settlement	(516,804)	(1)	—	—	(519)	—	—	—	(520)
Effect of changes in LLC ownership, including LLC unit exchanges	130,673	—	(130,673)	—	240	—	—	(286)	(46)
Equity-based compensation	—	—	—	—	3,862	—	—	1,392	5,254
Balance at June 30, 2026	106,405,766	$106	38,094,660	$—	$1,069,701	$(923,549)	$(1,606)	$43,213	$187,865

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

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows provided by (used in) operating activities:
Net loss	$(199,806)	$(164,358)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,074	1,459
Amortization of intangible assets	24,953	26,696
Amortization of deferred contract costs	7,439	7,935
Equity-based compensation	10,474	14,299
Amortization of debt issuance costs	340	249
Recovery of doubtful accounts receivable	(192)	(321)
Loss on partial extinguishment of debt	—	507
Non-cash restructuring charges	183	192
Goodwill impairment charges	197,219	176,531
Tax Receivable Agreement remeasurement	(6,585)	(17,763)
Changes in fair value of contingent consideration	—	(690)
Deferred income taxes	(4,002)	(10,609)
Changes in operating assets and liabilities:
Accounts receivable	21,223	15,874
Prepaid expenses and other assets	(949)	(4,230)
Deferred contract costs	(5,787)	(6,259)
Accounts payable, accrued expenses, and other liabilities	(13,537)	(12,145)
Deferred revenue	(10,027)	8,003
Net cash provided by operating activities	23,020	35,370
Cash flows (used in) provided by investing activities:
Purchases of property, equipment, and data assets	(6,144)	(9,999)
Purchases of short-term investments	(12,500)	(64,065)
Maturities of short-term investments	17,326	147,447
Net cash (used in) provided by investing activities	(1,318)	73,383
Cash flows (used in) provided by financing activities:
Repayments of term loan	(4,375)	(248,438)
Proceeds from term loan	—	175,000
Payments of debt issuance costs	—	(1,660)
Taxes paid related to net share settlement of equity awards	(1,446)	(2,483)
Repurchases of Class A common stock	—	(40,231)
Payments under Tax Receivable Agreement	(8,077)	(13,767)
Member distributions	—	(2,827)
Net cash used in financing activities	(13,898)	(134,406)
Net increase (decrease) in cash and cash equivalents	7,804	(25,653)
Effect of exchange rate changes on cash and cash equivalents	(565)	1,259
Cash and cash equivalents, beginning of period	163,627	105,378
Cash and cash equivalents, end of period	$170,866	$80,984
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$4,918	$5,201
Income taxes, net of refunds received	$200	$32
Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses and other liabilities	$2,926	$4,947

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

In connection with the Reorganization Transactions and the IPO, the Company entered into a TRA. See Note 15. Income Taxes.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with rules applicable to quarterly financial information. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative nongovernmental GAAP as found in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered, in the opinion of management, necessary for a fair presentation of the unaudited condensed consolidated financial statements for these interim periods have been included.

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

Recent Developments

On June 18, 2026, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Global Select Market because the closing bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days. The notice has no immediate effect on the listing or trading of the Company’s common stock, which continues to trade under the symbol “DH.”

The notice states that the Company has a compliance period of 180 calendar days, or until December 15, 2026, to regain compliance with the minimum bid price requirement. The notice further states that if the Company does not regain compliance during the initial 180-calendar-day compliance period, the Company may be eligible for an additional 180-calendar-day compliance period, provided that it meets certain listing requirements. If it appears to Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for the additional compliance period, Nasdaq will provide notice that the Company’s securities will be subject to delisting.

The Company intends to actively monitor the closing bid price of its common stock and consider available options to regain compliance with the minimum bid price requirement. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement during the initial compliance period or any additional compliance period, or that the Company will otherwise maintain compliance with the other Nasdaq listing requirements.

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

2. Revenue

The Company disaggregates revenue from its arrangements with customers by type of service as it believes these categories best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The opening balance of accounts receivable as of January 1, 2025 was $53.2 million.

The following table represents a disaggregation of revenue from arrangements with customers for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Subscription services	$52,795	$58,200	$106,366	$115,511
Professional services	2,400	2,550	4,758	4,430
Total revenue	$55,195	$60,750	$111,124	$119,941

Deferred Contract Costs

A summary of the activity impacting the deferred contract costs for the six months ended June 30, 2026 and the year ended December 31, 2025 is presented below:

(in thousands)	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Balance at beginning of period	$25,606	$28,125
Costs amortized	(7,439)	(15,871)
Additional amounts deferred	5,787	13,352
Balance at end of period	23,954	25,606
Classified as:
Current	12,190	12,766
Non-current	11,764	12,840
Total deferred contract costs (deferred commissions)	$23,954	$25,606

Contract Liabilities

A summary of the activity impacting deferred revenue balances during the six months ended June 30, 2026 and for the year ended December 31, 2025 is presented below:

(in thousands)	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Balance at beginning of period	$99,372	$93,376
Revenue recognized	(111,124)	(241,521)
Additional amounts deferred	101,094	247,517
Balance at end of period	$89,342	$99,372

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

The remaining performance obligations consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Current	$149,986	$165,087
Non-current	63,386	75,368
Total	$213,372	$240,455

3. Short-Term Investments

Short-term investments classified as available-for-sale consisted of the following:

	June 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Fair Value
Short-term investments:
Certificates of deposit	12,729	—	12,729
Total short-term investments	$12,729	$—	$12,729

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Fair Value
Short-term investments:
US treasuries	$1,779	$2	$1,781
Commercial paper	8,986	6	8,992
Certificates of deposit	6,480	9	6,489
Total short-term investments	$17,245	$17	$17,262

All short-term investments had stated maturity dates of less than one year. Included in the amortized cost as of June 30, 2026 and December 31, 2025 is net accumulated accretion of nil and $0.3 million, respectively. Interest accretion on short-term investments was $0.1 million and $0.8 million during the three months ended June 30, 2026 and 2025, respectively, and $0.3 million and $1.9 million during the six months ended June 30, 2026 and 2025, respectively.

4. Accounts Receivable, Net

Accounts receivable, net consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Accounts receivable	$31,283	$52,803
Unbilled receivable	734	613
	32,017	53,416
Less: allowance for credit losses	(1,047)	(1,438)
Accounts receivable, net	$30,970	$51,978

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Prepaid expenses	$12,878	$11,434
Interest receivables	255	420
Short-term deposits	109	115
Short-term derivative asset	101	3
Prepaid expenses and other assets	$13,343	$11,972

6. Property and Equipment, Net

Property and equipment, net consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Computers and purchased software	$10,142	$10,235
Internally developed software	13,183	9,103
Furniture and equipment	984	1,004
Leasehold improvements	1,836	1,846
	26,145	22,188
Less: accumulated depreciation and amortization	(11,392)	(9,508)
Property and equipment, net	$14,753	$12,680

Depreciation and amortization expense associated with property and equipment was $1.1 million and $0.9 million during the three months ended June 30, 2026 and 2025, respectively, and $2.1 million and $1.5 million during the six months ended June 30, 2026 and 2025, respectively.

7. Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets, as of June 30, 2026 and December 31, 2025, consisted of the following:

	June 30, 2026
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$410,390	$(240,719)	$169,671
Developed technologies	85,243	(63,495)	21,748
Tradenames	36,140	(14,952)	21,188
Database	70,032	(59,915)	10,117
Total finite-lived intangible assets	$601,805	$(379,081)	$222,724

	December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$410,390	$(227,007)	$183,383
Developed technologies	85,328	(56,569)	28,759
Tradenames	36,171	(13,902)	22,269
Database	69,846	(56,780)	13,066
Total finite-lived intangible assets	601,735	(354,258)	247,477
Goodwill	197,219	—	197,219
Total goodwill and intangible assets	$798,954	$(354,258)	$444,696

Amortization expense associated with finite-lived intangible assets was $12.8 million and $13.5 million during the three months ended June 30, 2026 and 2025, respectively, of which $5.3 million was included in cost of revenue during each period. Amortization expense associated with finite-lived intangible assets was $25.0 million and $26.7 million during the six months ended June 30, 2026 and 2025, respectively, of which $10.2 million and $10.6 million was included in cost of revenue during each respective period.

Estimated total intangible amortization expense during the next five years and thereafter is as follows:

(in thousands)
2026, excluding the six months ended June 30, 2026	$22,460
2027	40,914
2028	31,481
2029	26,224
2030	21,782
Thereafter	79,863
Total	$222,724

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

During the first quarter of 2026, the Company experienced declines in its market capitalization as a result of sustained decreases in the Company’s stock price, which represented a triggering event requiring management to perform a quantitative goodwill impairment test as of the end of the reporting period. As a result of the impairment test, the Company determined that the fair value of its single reporting unit was lower than its carrying value and, accordingly, recorded a non-cash, pretax, goodwill impairment charge of $197.2 million during the first quarter of 2026. The goodwill impairment charge did not affect the Company’s liquidity or the financial covenants in its outstanding debt agreement.

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

The Company also recorded a non-cash, pretax, goodwill impairment charge of $176.5 million during the first quarter of 2025 based on a triggering event driven by declines in its market capitalization as a result of sustained decreases in the Company’s stock price.

As of and for the periods ended June 30, 2026 and December 31, 2025, goodwill consisted of the following:

(in thousands)	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Goodwill, gross - beginning of period	$1,369,537	$1,369,537
Accumulated impairment losses	(1,172,318)	(976,254)
Goodwill, net - beginning of period	197,219	393,283
Goodwill impairment loss	(197,219)	(196,064)
Goodwill, net - end of period	$—	$197,219

(in thousands)	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Goodwill, gross - end of period	$1,369,537	$1,369,537
Accumulated impairment losses	(1,369,537)	(1,172,318)
Goodwill, net - end of period	$—	$197,219

The Company also considered its intangible assets with finite useful lives, which are amortized over their estimated useful lives, generally on a straight-line basis or using the economic consumption method if anticipated future revenues can be reasonably estimated. These assets are reviewed for impairment when facts or circumstances indicate that the carrying values may not be recoverable. The Company experienced triggering events during the first quarters of fiscal years 2026 and 2025 resulting from declines in the Company’s market capitalization driven by sustained decreases in the Company’s stock price. In each case, the Company’s intangible assets were reviewed for impairment. Based on quantitative and qualitative analyses performed, management concluded the assets were recoverable and no impairment charges were recorded as a result of these triggering events.

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Payroll and payroll-related	$6,591	$11,453
TRA liability, current portion	647	8,009
Accrued liability for data contract termination	—	6,369
Accrued legal matters	4,983	4,372
Accrued capital data expenditures	2,249	2,267
Contingent consideration, current	3,000	3,000
Sales, franchise and other taxes	1,916	2,682
Other	4,401	6,621
Accrued expenses and other liabilities	$23,787	$44,773

Restructuring Charges

During the first quarter of 2026, the Company committed to a restructuring plan (the “2026 Restructuring Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. The 2026 Restructuring Plan provided for a reduction of the Company’s current workforce by approximately 40 people. During the first quarter of 2026, the Company incurred restructuring and related charges of approximately $1.1 million, consisting of severance payments, employee benefits, and related cash expenses, which were recognized within transaction, integration, and restructuring expenses in the unaudited condensed consolidated statements of operations. No additional charges were incurred during the three months ended June 30, 2026. As of June 30, 2026, $0.1 million was included in accrued expenses and other liabilities in the unaudited condensed consolidated balance sheets. The Company expects these payments will be made over the next three months. There were no charges incurred during the three months ended June 30, 2025 related to previous restructuring plans, and charges incurred during the six months ended June 30, 2025 were not material.

The following table sets forth the activity in the Company’s liabilities resulting from the 2026 Restructuring Plan:

(in thousands)	2026 Restructuring Plan
Balance at December 31, 2025	$—
Charges incurred	1,052
Cash payments made	(953)
Balance at June 30, 2026	$99

The Company does not expect to incur further material restructuring and related charges associated with the 2026 Restructuring Plan during the remainder of 2026.

Contingent Consideration

Regarding contingent consideration associated with a prior acquisition, the Company determined that the earn-out revenue targets were partially achieved for the calendar year 2024 performance period and were not achieved for the calendar year 2025 performance period. In May 2025, former equity holders of the acquired company delivered a notice asserting that the performance conditions for the 2024 performance period were satisfied at a higher payout tier than was calculated by the Company and that additional consideration was due. The Company disputed this assertion and believed that, based on its interpretation of the purchase agreement and its calculation of the applicable performance metrics, no additional amounts were payable. The parties subsequently engaged in litigation regarding this matter.

Subsequent to June 30, 2026 and prior to the issuance of these financial statements, the Company entered into a settlement agreement with the former equity holders that fully resolved all claims related to the disputed earn-out arrangement. Pursuant to the settlement, the Company agreed to make a payment of $7.5 million. Management evaluated the settlement under ASC 855, Subsequent Events and concluded that the settlement provided additional evidence regarding conditions that existed as of June 30, 2026. Accordingly, the Company has accounted for and disclosed the settlement amount in these financial statements.

As of June 30, 2026, the $7.5 million liability associated with the earnout matter was included within accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheets. The liability consisted of $3.0 million of contingent consideration measured at fair value, which is reflected within contingent consideration, current in the table above, and $4.5 million of loss contingency and settlement-related accruals, which are reflected within accrued legal matters in the table above.

The table below summarizes the components of the liability associated with the earnout matter:

(in thousands)	June 30, 2026
Contingent consideration measured at fair value (see Note 11. Fair Value Measurements)	$3,000
Previously recorded loss contingency	3,000
Incremental adjustment resulting from settlement	1,500
Total liability associated with earnout matter	$7,500

9. Long-Term Debt

Long-term debt consisted of the following as of June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$161,875	$(1,240)	$160,635
Less: current portion of long-term debt			8,750
Long-term debt			$151,885

	December 31, 2025
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$166,250	$(1,415)	$164,835
Less: current portion of long-term debt			8,750
Long-term debt			$156,085

2021 Credit Agreement

The Company is party to a credit agreement, as amended (the “2021 Credit Agreement”), providing for a $175.0 million term loan facility (the “2021 Term Loan”) and a $50.0 million revolving credit facility (the “Revolving Credit Facility”), each of which matures on January 16, 2030. The 2021 Term Loan and the Revolving Credit Facility bear interest at a rate per annum equal to (a) ABR (as defined in the 2021 Credit Agreement) or (b) Term SOFR (as defined in the 2021 Credit Agreement) for the interest period in effect for the applicable borrowing, in each case, plus an applicable margin based on a grid ranging from 1.00% to 1.50% for ABR borrowings and 2.00% to 2.50% for Term SOFR borrowings. The interest rates are subject to two step-ups of 0.25% based on the total net leverage ratio of DH Holdings and its restricted subsidiaries on a consolidated basis (the “Total Net Leverage Ratio”). In addition, DH Holdings will pay an unused commitment fee of between 0.25% and 0.30% on the undrawn commitments under the Revolving Credit Facility, also depending on the Total Net Leverage Ratio. The expense is included in interest expense in the unaudited condensed consolidated statements of operations. The obligations under the 2021 Credit Agreement are secured by pledges of assets as described in the 2025 Form 10-K.

During the six months ended June 30, 2026, the Company repaid $4.4 million in outstanding principal of the 2021 Term Loan.

As of June 30, 2026, the Company had no outstanding borrowings under the Revolving Credit Facility and had $49.7 million of available borrowing capacity after giving effect to $0.3 million of outstanding letters of credit.

The Company was in compliance with its financial covenants under the 2021 Credit Agreement as of June 30, 2026.

Unamortized financing costs related to the Revolving Credit Facility, which were included in other assets in the unaudited condensed consolidated balance sheets, were $0.4 million and $0.5 million as of June 30, 2026 and December 31, 2025, respectively.

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

Cash Flow Hedges of Interest Rate Risk

The Company entered into two interest rate cap agreements, effective March 31, 2025. The two interest rate cap agreements each have a notional value of $64.8 million as of June 30, 2026, with an interest rate cap of 4.50%. Interest payment receipts under the caps, if any, are made monthly on a net settlement basis. The Company has not recorded any amounts due to ineffectiveness for the period ended June 30, 2026.

The derivative interest rate caps are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in accumulated other comprehensive (deficit) income (“AOCI”) on the unaudited condensed consolidated balance sheets and reclassified to interest expense, net, when the underlying transaction has an impact on earnings. The Company expects to recognize $0.5 million of net pre-tax losses from accumulated other comprehensive income as a charge to interest expense in the next twelve months associated with its interest rate caps. The Company recognizes derivative instruments and hedging activities on a gross basis as either assets or liabilities on the Company’s consolidated balance sheets and measures them at fair value. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions.

The fair values of the interest rate caps as of June 30, 2026 and December 31, 2025 were recorded in the Company’s unaudited condensed consolidated balance sheets as follows:

(in thousands)
Description	Balance Sheet Location	June 30, 2026	December 31, 2025
Short-term derivative asset	Prepaid expenses and other assets	$101	$3
Long-term derivative asset	Other assets	$586	$329

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

Debt

The Company’s short- and long-term debt are recorded at their carrying values in the unaudited condensed consolidated balance sheets, which may differ from their respective fair values. The estimated fair values of the Company’s short- and long-term debt approximate their carrying values as of June 30, 2026 and December 31, 2025, based on interest rates currently available to the Company for similar borrowings.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of its derivatives held as of June 30, 2026 and December 31, 2025 were classified as Level 2 in the fair value hierarchy.

Contingent consideration

Deferred consideration resulting from a previous acquisition, which was subject to meeting certain revenue metrics during calendar years 2024 and 2025, is measured at fair value on a recurring basis. At June 30, 2026, management estimated the fair value of the contingent consideration liability to be $3.0 million based on its assessment of the amount payable under the earn-out provisions of the acquisition agreement, all of which was included in accrued expenses and other liabilities in the unaudited condensed consolidated balance sheets.

For additional information regarding this contingent consideration, including a dispute with the former equity holders and a subsequent settlement of the earnout arrangement, see Note 8. Accrued Expenses and Other Liabilities.

Earnout liabilities are classified within Level 3 in the fair value hierarchy because the methodology used to develop the estimated fair value includes significant unobservable inputs reflecting management’s own assumptions. The table below presents a reconciliation of earnout liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Balance at beginning of period	$3,000	$6,970
Net change in fair value and other adjustments	—	(3,970)
Balance at end of period	$3,000	$3,000

At June 30, 2026 and December 31, 2025, assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2026
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$87,874	$87,874	$—	$—
Short-term investments:
Certificates of deposit	12,729	—	12,729	—
Prepaid expenses and other assets:
Interest rate cap contracts	101	—	101	—
Other assets:
Interest rate cap contracts	586	—	586	—
Liabilities:
Accrued expenses and other liabilities:
Contingent consideration	3,000	—	—	3,000

	December 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$72,392	$72,392	$—	$—
Short-term investments:
U.S. treasuries	1,781	—	1,781	—
Commercial paper	8,992	—	8,992	—
Certificates of deposit	6,489	—	6,489	—
Prepaid expenses and other assets:
Interest rate cap contracts	3	—	3	—
Other assets:
Interest rate cap contracts	329	—	329	—
Liabilities:
Accrued expenses and other liabilities:
Contingent consideration	3,000	—	—	3,000

At June 30, 2026 and December 31, 2025, the estimated fair values of all of the Company’s financial assets and liabilities subject to the three-level fair value hierarchy approximated their carrying values due to their short-term maturities (less than 12 months).

Non-recurring fair value measurements

Certain assets and liabilities, including property and equipment, lease right-of-use assets, goodwill, and other intangible assets, are measured at fair value on a non-recurring basis. These assets are remeasured when the derived fair value is below the carrying value on the Company’s unaudited condensed consolidated balance sheet. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. When impairment has occurred, the Company measures the required charges and adjusts the carrying value as discussed in Note 2. Summary of Significant Accounting Policies of the notes to the consolidated financial statements in the 2025 Form 10-K.

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

During the six months ended June 30, 2026, 244,416 LLC Units held by Continuing Pre-IPO LLC Members were exchanged for shares of Class A common stock of the Company pursuant to the terms of the Amended LLC Agreement. In addition, 3,176,112 restricted stock units (“RSUs”) vested and 1,035,719 shares of Class A common stock were withheld to cover withholding tax obligations, resulting in the net issuance of 2,140,393 shares of Class A common stock of the Company. Pursuant to the Definitive OpCo second amended and restated limited liability company agreement entered into in connection with the IPO, LLC Units were issued on a one-for-one basis in connection with the vesting of RSUs.

As of June 30, 2026 and December 31, 2025, the Company held ownership interests in Definitive OpCo of 73.6% and 73.1%, respectively, and noncontrolling interests of 26.4% and 26.9%, respectively.

13. Accumulated Other Comprehensive (Deficit) Income

The following tables summarize the changes in AOCI for the three and six months ended June 30, 2026 and 2025, respectively.

	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
(in thousands)	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Total	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1,284)	$38	$(309)	$(1,555)	$(1,510)	$48	$12	$(1,450)
Other comprehensive income (loss) before reclassifications	65	(2)	(163)	(100)	260	(12)	(484)	(236)
Amounts reclassified from AOCI	49	—	—	49	80	—	—	80
Ending balance	$(1,170)	$36	$(472)	$(1,606)	$(1,170)	$36	$(472)	$(1,606)

	Three months ended June 30, 2025				Six months ended June 30, 2025
(in thousands)	Unrealized Loss on Cash Flow Hedges	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Total	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(987)	$58	$(335)	$(1,264)	$(19)	$87	$(678)	$(610)
Other comprehensive (loss) income before reclassifications	(260)	(19)	202	(77)	(686)	(48)	545	(189)
Amounts reclassified from AOCI	4	—	—	4	(538)	—	—	(538)
Ending balance	$(1,243)	$39	$(133)	$(1,337)	$(1,243)	$39	$(133)	$(1,337)

14. Stockholders’ Equity and Equity-Based Compensation

Equity-Based Compensation

The Company recognizes equity-based compensation expense associated with awards granted under equity incentive plans. Equity-based compensation expense is allocated to all departments based on the recipients of the compensation. A summary of the expense by line item in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025, respectively, is provided in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$94	$180	$176	$340
Sales and marketing	1,053	1,038	2,004	2,217
Product development	294	1,416	669	3,155
General and administrative	3,813	4,346	7,625	8,587
Total compensation expense	$5,254	$6,980	$10,474	$14,299

During the three and six months ended June 30, 2026, the Company accelerated the vesting of 40,782 and 191,901 previously unvested time-based RSUs, respectively, in connection with the departure of executive-level employees. The remaining unvested shares held by the award holder were forfeited upon separation, and the modifications resulted in an incremental stock-based compensation charge of approximately $0.2 million during the six months ended June 30, 2026. Charges associated with the accelerated vesting during the three months ended June 30, 2026 were not material.

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

Performance Stock Units (“PSUs”)

During the first quarter of 2026, the Company granted PSUs to certain members of its executive leadership team, pursuant to the 2021 Plan. These awards vest based on the satisfaction of certain service conditions and performance-based conditions measured over a cumulative three-year period ended December 31, 2028. The earned payout of these PSUs, if at all, will range from 0% to 200% of target, based upon achievement of certain cumulative performance goals, which include certain financial targets determined by the Company. For fiscal year 2026, the financial targets have been determined, with the fiscal year 2027 and 2028 targets to be determined within 75 days following the end of the previous applicable fiscal year, and the three-year cumulative performance targets set in 2028. In accordance with ASC 718, Compensation - Stock Compensation, the grant date for these PSUs can only be established when a mutual understanding of the terms of the award are established, including the specific targets for the cumulative performance period being explicitly defined in 2028. In addition, the awards are not forfeited in the event an interim annual target for the previous fiscal years is not attained and accordingly, there is no service inception date prior to the grant date. Accordingly, measurement of stock-based compensation attributed to these PSUs will be based on the grant date fair value once the grant date is determined, with the resulting stock-based compensation expense recorded over the substantive service period in 2028.

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

The Company recognized approximately $0.7 million and $1.2 million in stock-based compensation expense associated with PSUs during the three months ended June 30, 2026 and 2025, respectively, and approximately $1.5 million and $2.4 million during the six months ended June 30, 2026 and 2025, respectively.

15. Income Taxes

During the six months ended June 30, 2026, management performed an assessment of the recoverability of deferred tax assets. Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has recorded a valuation allowance for all years on its net operating loss carryforwards, R&D credit carryforwards, and other net deferred tax assets that remain after all sources of taxable income are exhausted, not supportable by the “naked credit” deferred tax liability sourced income as of June 30, 2026.

As of June 30, 2026 and December 31, 2025, the Company has recorded net deferred tax liabilities of $9.5 million and $13.5 million, respectively.

The Company's effective tax rate was 4.4% and (5.2)% for the three months ended June 30, 2026 and 2025, respectively, and 1.9% and 6.0% for the six months ended June 30, 2026 and 2025, respectively. The Company’s effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance recorded, foreign tax rates that differ from the U.S. statutory tax rate, and partnership income that is not taxed.

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

In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) among the Company, Definitive OpCo, and the TRA Parties and has recorded a liability under the TRA of $12.7 million and $27.2 million as of June 30, 2026 and December 31, 2025, respectively. The $14.5 million decrease in the TRA liability during the six months ended June 30, 2026 was primarily driven by a $6.6 million remeasurement of the liability based on future realizability of tax attributes with an offsetting adjustment to statement of operations and $8.1 million of payments to TRA Parties, while concurrently increasing $0.2 million with an offsetting adjustment to additional paid-in capital for current year exchange transactions and redemptions. Under the TRA, the Company generally will be required to pay to the TRA Parties 85% of the amount of cash savings, if any, in U.S. federal, state, or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax basis adjustments resulting from (a) acquisitions by the Company of LLC Units from pre-IPO holders in connection with the IPO, and (b) subsequent redemptions or exchanges of LLC Units by holders for Class A common stock or other consideration, (ii) certain tax attributes acquired by the Company from the Blocker Companies in the Reorganization Transactions, and (iii) certain payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

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

The following table sets forth the reconciliation of the numerator used to compute basic and diluted net loss per share of Class A common stock for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Numerator:
Net loss	$(7,452)	$(9,265)	$(199,806)	$(164,358)
Less: Net loss attributable to noncontrolling interests	(2,030)	(1,714)	(55,763)	(49,579)
Net loss attributable to Definitive Healthcare Corp.	$(5,422)	$(7,551)	$(144,043)	(114,779)

The following table sets forth the computation of basic and diluted net loss per share of Class A common stock for the three and six months ended June 30, 2026 and 2025 (per share amounts unaudited).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except number of shares and per share amounts)	2026	2025	2026	2025
Basic and diluted net loss per share attributable to common stockholders
Numerator:
Allocation of net loss attributable to Definitive Healthcare Corp.	$(5,422)	$(7,551)	$(144,043)	$(114,779)
Denominator:
Weighted average number of shares of Class A common stock outstanding	105,810,516	106,815,740	105,245,928	109,782,640
Net loss per share, basic and diluted	$(0.05)	$(0.07)	$(1.37)	$(1.05)

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

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the period presented because their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2026	2025
Definitive OpCo LLC Units (vested and unvested)	38,094,660	38,395,357
Restricted Stock Units	20,762,911	15,384,682

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

The following table presents the operating financial results of our single reportable segment, including revenue, significant expenses regularly provided to the CODM, and net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue	$55,195	$60,750	$111,124	$119,941
Total cost of revenue	14,654	14,137	28,933	29,568
Sales and marketing	19,158	20,469	38,736	41,122
Product development	6,756	7,968	13,255	17,269
General and administrative	10,806	12,673	22,890	24,942
Other segment items, net (1)(2)	11,618	14,312	210,896	181,828
Benefit from (provision for) income taxes	345	(456)	3,780	10,430
Net loss	$(7,452)	$(9,265)	$(199,806)	$(164,358)

(1)
For the three months ended June 30, 2026, other segment items, net includes a TRA remeasurement gain of $0.1 million, depreciation and amortization expense of $8.5 million, interest expense of $2.6 million, interest income of $1.3 million, transaction, integration, and restructuring expenses of $2.0 million, and a net foreign currency transaction gain of $0.3 million. For the three months ended June 30, 2025, other segment items, net includes a tax receivable agreement remeasurement loss of $2.9 million, depreciation and amortization expense of $9.0 million, interest expense of $3.0 million, interest income of $1.7 million, transaction, integration, and restructuring expenses of $0.7 million, and net foreign currency transaction losses of $0.5 million.
(2)
For the six months ended June 30, 2026, other segment items, net includes a goodwill impairment charge of $197.2 million, a TRA remeasurement gain of $6.6 million, depreciation and amortization expense of $16.9 million, interest expense of $5.3 million, interest income of $2.6 million, transaction, integration, and restructuring expenses of $1.3 million, and a net foreign currency transaction gain of $0.6 million. For the six months ended June 30, 2025, other segment items, net includes a goodwill impairment charge of $176.5 million, a tax receivable agreement remeasurement gain of $17.8 million, depreciation and amortization expense of $17.5 million, interest expense of $5.4 million, interest income of $3.8 million, transaction integration, and restructuring expenses of $1.9 million, net foreign currency transaction losses of $1.5 million, and a loss on the partial extinguishment of debt of $0.5 million.

18. Related Parties

The Company has engaged in revenue transactions within the ordinary course of business with entities affiliated with its Sponsors and with members of the Board. During the three months ended June 30, 2026 and 2025, the Company recorded revenue from related parties of $0.1 million in each period. During the six months ended June 30, 2026 and 2025, the Company recorded revenue from related parties of $0.3 million in each period. Receivables for related party revenue transactions amounted to nil at June 30, 2026 and December 31, 2025, respectively.

During the three months ended June 30, 2026 and 2025, the Company paid $1.3 million and $0.1 million, respectively, to related parties for transactions within the ordinary course of business, and $1.9 million and $0.4 million during the six months ended June 30, 2026 and 2025, respectively. Payables to related parties amounted to $0.6 million and $0.2 million at June 30, 2026 and December 31, 2025, respectively.

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

Overview

Definitive Healthcare is a leading provider of healthcare data and analytics. We provide accurate, comprehensive information on healthcare providers and their activities, enabling customers to make informed decisions across product development, go-to-market planning, and sales and marketing execution. We also offer claims and consumer analytics built from modeled data on millions of unique consumers to help healthcare organizations target, message, and engage specific healthcare audiences. Delivered through our software as a service products and solutions, our data is important to the commercial success of our approximately 2,200 customers as of June 30, 2026. We generally define a customer as a company that maintains one or more active paid subscriptions.

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

Restructuring Charges

In the first quarter of 2026, we committed to a restructuring plan (the “2026 Restructuring Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. The 2026 Restructuring Plan provided for a reduction of our current workforce by approximately 40 people. During the first quarter of 2026, we incurred restructuring and related charges of approximately $1.1 million, consisting of severance payments, employee benefits, and related cash expenses. No additional charges were incurred during the three months ended June 30, 2026. As of June 30, 2026, $0.1 million was included in accrued expenses and other liabilities in the unaudited condensed consolidated balance sheets. We expect these payments will be made over the next three months. In addition, we do not expect to incur further material charges associated with the 2026 Restructuring Plan. There were no charges incurred during the three months ended June 30, 2025 related to previous restructuring plans, and charges incurred during the six months ended June 30, 2025 were not material.

In the second quarter of 2026, we incurred $0.2 million in impairment charges of the operating lease right-of-use assets (“ROU assets”) related to a previous consolidation of certain leased office space at our corporate headquarters. These charges were recognized within transaction, integration, and restructuring expenses in our unaudited condensed consolidated statements of operations.

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

Product Innovation and AI Strategy

Throughout the year, we have been investing in the build of Turbo, our AI-powered healthcare intelligence platform, and we are beginning an initial pilot in the third quarter with select strategic customers. Turbo is designed to provide a conversational experience that enables customers to leverage our proprietary healthcare intelligence and data assets to support commercial, strategic and product decision-making. We expect customer feedback from the pilot program to inform the platform's broader market launch.

Non-Compliance with Nasdaq’s Minimum Bid Requirement

On June 18, 2026, we received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Global Select Market because the closing bid price of our common stock was below $1.00 per share for 30 consecutive business days. The notice has no immediate effect on the listing or trading of our common stock, which continues to trade under the symbol “DH.”

The notice states that we have a compliance period of 180 calendar days, or until December 15, 2026, to regain compliance with the minimum bid price requirement. The notice further states that if we do not regain compliance during the initial 180-calendar-day compliance period, we may be eligible for an additional 180-calendar-day compliance period, provided that we meet certain listing requirements. If it appears to Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible for the additional compliance period, Nasdaq will provide notice that our securities will be subject to delisting.

We intend to actively monitor the closing bid price of our common stock and consider available options to regain compliance with the minimum bid price requirement. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement during the initial compliance period or any additional compliance period, or that we will otherwise maintain compliance with the other Nasdaq listing requirements.

Macroeconomic Conditions

Since 2022, our current and prospective customers, along with their business spending, have been affected by challenging macroeconomic conditions to varying degrees. This has contributed to heightened customer churn relative to historical levels. These trends have been particularly pronounced for smaller customers and in the Life Sciences market. The elevated churn has impacted our revenue growth since 2023, and we expect this will continue to have an impact on our growth in 2026. However, late in 2025 and through the first half of 2026, we have been seeing modest signs of improvement in the macroeconomic backdrop, with healthier demand trends, more normalized procurement cycles, improving customer retention dynamics, and increased visibility into customer budgets, all of which are encouraging signs we will continue to monitor.

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

We have been observing changes in the healthcare claims data market as a result of data source disruption in calendar year 2024, including how data providers are reviewing pricing, data availability, and use terms, all of which may negatively impact the prices at which we acquire such data. We are continuing to evaluate these and other past and potential future direct and indirect impacts on our business and results of operations. We worked throughout 2025 to mitigate potential risk through renegotiation of select existing agreements and the addition of new data sources, which includes new data sources introduced into our offerings in 2026.

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

Our total customer count, which includes smaller customers, was approximately 2,200 as of June 30, 2026, compared with approximately 2,400 customers as of June 30, 2025. Our Enterprise Customer accounts have decreased by 33 to 477 customers as of June 30, 2026 compared with 510 customers as of June 30, 2025. Our smaller customers have churned at disproportionately higher rates year-over-year, primarily due to current macroeconomic conditions.

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

Expanding Relationships with Existing Customers

We believe there is a significant opportunity to generate additional revenue from our existing customer base of approximately 2,200 customers as of June 30, 2026.

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

The following table presents our current and total remaining performance obligations as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Current	$149,986	$165,087
Non-current	63,386	75,368
Total	$213,372	$240,455

Components of our Results of Operations

Revenue

For the six months ended June 30, 2026, we derived approximately 96% of our revenue from subscription services and the remainder from professional services. Our subscription services consist primarily of subscription fees for access to our platform and stand-ready support. Our subscription contracts typically have a term ranging from 1 to 3 years and are non-cancellable. We typically bill for services in advance annually, and we typically require payment at the beginning of each annual period. Our subscription revenue is recognized ratably over the contract term. Our professional services revenue typically is derived from non-recurring consulting services or from other one-time deliveries, which are generally capable of being distinct and can be accounted for as separate performance obligations. Revenue related to these professional services is recognized at a point in time when the performance obligations under the terms of the contract are satisfied and control has been transferred to the customer.

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

We have been observing changes in the healthcare claims data market as a result of data source disruption since early 2024, including how data providers are reviewing pricing, data availability, and use terms, all of which may negatively impact the prices at which we acquire such data. We worked throughout 2025 to mitigate potential risk through the renegotiation of select existing agreements and the addition of new data sources, which includes new data sources introduced into our offerings in 2026.

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

Sales and marketing. Sales and marketing expenses primarily consist of personnel costs such as salaries, bonuses, sales commissions, stock-based compensation, and other employee-related benefits for our sales and marketing teams, as well as non-personnel costs including overhead costs, technology and advertising costs. While we have slowed hiring in response to macroeconomic conditions and expect to maintain slower levels until macroeconomic conditions improve, we have continued to make targeted investments in growth areas like enhancing our digital marketing capabilities.

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

Transaction, integration, and restructuring expenses. Transaction, integration, and restructuring expenses are costs directly associated with various acquisition, strategic partnership, and integration activities we have undertaken, primarily accounting, legal due diligence, consulting, and advisory fees, restructuring initiatives, and office relocations and consolidations.

Goodwill impairment. Goodwill represents the excess of consideration transferred over the fair value of tangible and identifiable intangible net assets acquired and the liabilities assumed in a business combination. Substantially all of our goodwill was recognized in the purchase price allocations when we were acquired in 2019 by Advent (the “Advent Acquisition”), with smaller incremental amounts recognized in subsequent business combinations. Goodwill is not amortized but is rather tested for impairment at the reporting unit level annually and more frequently if indicators of potential impairment arise. In conducting the impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount.

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

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue	$55,195	$60,750	$111,124	$119,941
Cost of revenue:
Cost of revenue exclusive of amortization	9,418	8,800	18,773	18,941
Amortization	5,236	5,337	10,160	10,627
Total cost of revenue	14,654	14,137	28,933	29,568
Gross profit	40,541	46,613	82,191	90,373
Operating expenses:
Sales and marketing	19,158	20,469	38,736	41,122
Product development	6,756	7,968	13,255	17,269
General and administrative	10,806	12,673	22,890	24,942
Depreciation and amortization	8,542	9,001	16,867	17,528
Transaction, integration, and restructuring expenses	2,027	672	1,262	1,937
Goodwill impairment	—	—	197,219	176,531
Total operating expenses	47,289	50,783	290,229	279,329
Loss from operations	(6,748)	(4,170)	(208,038)	(188,956)
Total other (expense) income, net	(1,049)	(4,639)	4,452	14,168
Net loss before income taxes	(7,797)	(8,809)	(203,586)	(174,788)
Benefit from (provision for) income taxes	345	(456)	3,780	10,430
Net loss	(7,452)	(9,265)	(199,806)	(164,358)
Less: Net loss attributable to noncontrolling interests	(2,030)	(1,714)	(55,763)	(49,579)
Net loss attributable to Definitive Healthcare Corp.	$(5,422)	$(7,551)	$(144,043)	$(114,779)

Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025

Revenue

Revenue decreased $5.6 million, or 9%, in the three months ended June 30, 2026 compared with the same period in the prior year due to lower subscription revenue of $5.4 million and lower professional services revenue of $0.2 million. Revenue attributable to customers that existed prior to the start of 2026 decreased $7.8 million, which was partially offset by a $2.2 million increase in revenue from new customers in 2026.

Cost of Revenue

Cost of revenue increased $0.5 million, or 4%, in the three months ended June 30, 2026 compared with the same period in the prior year. The increase was primarily due to a $1.0 million increase in hosting fees and data subscription and collection costs, driven by expanded customer usage of our platform, and a $0.2 million increase in revenue sharing costs aimed at growing the activation line of our business. Also contributing to the year-over-year increase were one-time credits received in the prior year period from data contract renegotiations that did not repeat in the current period. These increases were partially offset by a decrease of $0.6 million in personnel costs resulting from a decrease in headcount and a $0.1 million decrease in amortization expense resulting primarily from certain data assets that were fully amortized during 2025.

Operating Expenses

Operating expenses decreased $3.5 million, or 7%, during the three months ended June 30, 2026 compared with the same period in the prior year. The decrease was primarily due to:

•
A decrease in sales and marketing expense of $1.3 million for the three months ended June 30, 2026, primarily driven by lower personnel costs, including stock-based compensation expense, resulting from reduced headcount;
•
A decrease in product development expense of $1.2 million for the three months ended June 30, 2026, primarily driven by lower personnel costs, including stock-based compensation expense, resulting from the 2026 Restructuring Plan and the departure of certain executive-level employees, combined with increased capitalized labor and overhead relating to product development initiatives, partially offset by an increase in recruiting fees;
•
A decrease in general and administrative expense of $1.9 million for the three months ended June 30, 2026, primarily driven by lower personnel costs, including stock-based compensation expense, resulting from a decrease in headcount and equity grants issued at lower stock prices, lower franchise taxes, lower recruiting fees, and the absence of consulting fees and severance costs, which were incurred in the prior year period, associated with strategic transition initiatives;
•
A decrease in depreciation and amortization expense of $0.5 million for the three months ended June 30, 2026, primarily as a result of certain customer relationship intangible assets utilizing economic consumption amortization methods with lower amortization in the current period; and
•
An increase in transaction, integration, and restructuring expenses of $1.4 million for the three months ended June 30, 2026, primarily driven by the settlement of an earnout matter in the current period.

Total Other Expense, Net

Total other expense, net was $1.1 million for the three months ended June 30, 2026 compared to $4.6 million in the same period in the prior year, primarily due to variability in the remeasurement of the TRA liability, which is driven by future realizability of tax attributes payable under the TRA.

Benefit From (Provision For) Income Taxes

Benefit from income taxes was $0.3 million for the three months ended June 30, 2026 compared to a provision for income taxes of $0.5 million in the comparable prior year period. There were no individually significant drivers that contributed to the change from the comparable period in the prior year.

Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025

Revenue

Revenue decreased $8.8 million, or 7%, in the six months ended June 30, 2026 compared with the same period in the prior year due to lower subscription revenue of $9.1 million, partially offset by higher professional services revenue of $0.3 million. Revenue attributable to customers that existed prior to the start of 2026 decreased $12.0 million, which was partially offset by a $3.2 million increase in revenue from new customers in 2026.

Cost of Revenue

Cost of revenue decreased $0.6 million, or 2%, in the six months ended June 30, 2026 compared with the same period in the prior year. The decrease was driven primarily by a $0.9 million decrease in data subscription and collection costs, primarily as a result of favorable renegotiations on and exits from major data contracts during the prior year. We also experienced a $0.5 million decrease in amortization expense resulting primarily from certain data assets that were fully amortized during 2025, along with a decrease of $0.8 million in personnel costs resulting from a decrease in headcount. These decreases were partially offset by a $1.1 million increase in hosting fees driven by expanded customer usage of our platform, and a $0.5 million increase in revenue sharing costs aimed at growing the activation line of our business.

Operating Expenses

Operating expenses increased $10.9 million, or 4%, during the six months ended June 30, 2026 compared with the same period in the prior year. The increase was primarily due to a goodwill impairment charge of $197.2 million incurred in the current year period, compared to $176.5 million incurred in the prior year period, partially offset by:

•
A decrease in sales and marketing expense of $2.4 million for the six months ended June 30, 2026, primarily due to lower personnel costs in the current period, including stock-based compensation expense, resulting from reduced headcount, lower costs associated with new software applications compared with the prior year, and lower consulting fees, partially offset by increased costs associated with certain sales and marketing events and campaigns in the current period;
•
A decrease in product development expense of $4.0 million for the six months ended June 30, 2026, primarily driven by lower personnel costs, including stock-based compensation expense, resulting from the 2026 Restructuring Plan and the departure of certain executive-level employees, combined with increased capitalized labor and overhead relating to product development initiatives, partially offset by increased costs associated with new software applications and an increase in recruiting fees;
•
A decrease in general and administrative expense of $2.1 million for the six months ended June 30, 2026, primarily driven by lower personnel costs, including stock-based compensation expense, resulting from a decrease in headcount and equity grants issued at lower stock prices, lower franchise taxes, lower recruiting fees, and the absence of consulting fees and severance costs, which were incurred in the prior year period, associated with strategic transition initiatives, partially offset by an increase in professional fees in connection with the evaluation of strategic, financial, tax, and capital structure alternatives;
•
A decrease in depreciation and amortization expense of $0.7 million for the six months ended June 30, 2026, primarily driven by certain customer relationship intangible assets utilizing economic consumption amortization methods with lower amortization in the current period; and
•
A decrease in transaction, integration, and restructuring expenses of $0.7 million for the six months ended June 30, 2026, primarily driven by an adjustment in the current period for a favorable settlement of a major data contract that was terminated in 2025 while integrating a prior acquisition, partially offset by the settlement of an earnout matter in the current period and restructuring costs incurred associated with the 2026 Restructuring Plan.

Total Other Income, Net

Total other income, net was $4.5 million for the six months ended June 30, 2026 compared to $14.2 million in the same period in the prior year, primarily due to variability in the remeasurement of the TRA liability resulting primarily from goodwill impairment activity during the respective periods, which can affect the expected amount and timing of future TRA payments. While overall goodwill impairment levels were somewhat comparable year over year, the impact on the TRA liability in the current period was more limited, resulting in a smaller remeasurement gain compared to the prior year.

Benefit From Income Taxes

Benefit from income taxes was $3.8 million for the six months ended June 30, 2026 compared to $10.4 million in the comparable prior year period. Benefits from income taxes were primarily driven by goodwill impairments in both periods, resulting in reductions of indefinite-lived deferred tax liabilities. The decrease in the benefit from income taxes year-over-year was primarily driven by variability in the allocation of the goodwill impairment charges to applicable subsidiaries.

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

The following table presents a reconciliation of gross profit and gross margin to adjusted gross profit and adjusted gross margin, respectively, for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Reported gross profit and margin	$40,541	73%	$46,613	77%	$82,191	74%	$90,373	75%
Amortization of intangible assets resulting from acquisition-related purchase accounting adjustments(a)	3,525	6%	3,188	5%	7,012	6%	6,341	5%
Equity-based compensation costs	94	0%	180	0%	176	0%	340	0%
Adjusted gross profit and margin	$44,160	80%	$49,981	82%	$89,379	80%	$97,054	81%
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

The following table presents a reconciliation of net loss and margin to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net loss and margin	$(7,452)	(14)%	$(9,265)	(15)%	$(199,806)	(180)%	$(164,358)	(137)%
Interest expense, net	1,375	2%	1,241	2%	2,707	2%	1,622	1%
(Benefit from) provision for income taxes	(345)	(1)%	456	1%	(3,780)	(3)%	(10,430)	(9)%
Loss on partial extinguishment of debt	—	0%	—	0%	—	0%	507	0%
Depreciation & amortization	13,778	25%	14,338	24%	27,027	24%	28,155	23%
EBITDA and margin	7,356	13%	6,770	11%	(173,852)	(156)%	(144,504)	(120)%
Other (income) expense, net (a)	(326)	(1)%	3,398	6%	(7,159)	(6)%	(16,297)	(14)%
Equity-based compensation (b)	5,254	10%	6,980	11%	10,474	9%	14,299	12%
Transaction, integration, and restructuring expenses (c)	2,027	4%	672	1%	1,262	1%	1,937	2%
Goodwill impairment (d)	—	0%	—	0%	197,219	177%	176,531	147%
Other non-core items (e)	310	1%	836	1%	2,003	2%	1,396	1%
Adjusted EBITDA and margin	$14,621	26%	$18,656	31%	$29,947	27%	$33,362	28%

(a)
Primarily represents foreign exchange and TRA liability remeasurement gains and losses.
(b)
Equity-based compensation represents non-cash compensation expense recognized in association with equity awards made to employees and directors.
(c)
Transaction and integration expenses consist primarily of legal, accounting, consulting, and other costs incurred in connection with acquisitions and strategic partnerships, including fair value adjustments related to contingent consideration. For the periods presented, these expenses include a first quarter 2026 adjustment from the favorable settlement of a significant data contract terminated in 2025 in connection with the integration of a prior acquisition, and a second quarter 2026 adjustment related to the settlement of an earnout matter. Restructuring expenses consist primarily of severance and other employee separation benefits under the Company’s restructuring plans, as well as impairment and other charges related to office closures, relocations, and consolidations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Merger and acquisition due diligence and transaction costs	$1,844	$270	$2,196	$1,448
Integration costs	—	402	(2,169)	959
Fair value adjustment for contingent consideration	—	—	—	(690)
Restructuring charges for severance and other separation costs	—	—	1,052	28
Office closure and relocation restructuring charges and impairments	183	—	183	192
Total transaction, integration and restructuring expenses	$2,027	$672	$1,262	$1,937

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Non-core legal, regulatory, and advisory	$279	$(22)	$1,955	$31
Consulting and severance costs for strategic transition initiatives	—	790	—	958
Other non-core expenses	31	68	48	407
Total other non-core items	$310	$836	$2,003	$1,396

Liquidity and Capital Resources

Overview

As of June 30, 2026, we had $170.9 million of cash and cash equivalents, $12.7 million of short-term investments, and $49.7 million available under our Revolving Credit Facility (as the term is defined below). Our principal sources of liquidity are cash and cash equivalents and short-term investments on hand, as well as the cash flows we generate from operations. Our principal uses of liquidity have been, and are expected to continue to be, primarily for investment in long-term growth of the business through capital expenditures and acquisitions, as well as for various other financing activities, including debt services (see Note 9. Long-Term Debt to our accompanying unaudited condensed consolidated financial statements for further details), repurchases of our Class A common stock, distributions to members of Definitive OpCo, and payments under our TRA liability.

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

Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. See “Risk Factors” in our 2025 Form 10-K and the factors described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Macroeconomic conditions, including fluctuating inflation and high interest rates, could increase our anticipated funding requirements. In the event we need to seek additional funding, high interest rates, stock market volatility, or other unfavorable macroeconomic conditions may also prevent us from obtaining additional financing on favorable terms or at all. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages that could impact us and our customers, and materially harm our business and financial condition. Our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds could be threatened and our ability to raise additional capital could be substantially impaired, any of which could materially and adversely affect our business and financial condition. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. In addition, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell or issue additional equity to finance such acquisitions, which could possibly result in additional expenses or dilution. In addition, if we are unable to regain compliance with Nasdaq’s continued listing requirements, our ability to access capital markets and raise additional financing on favorable terms could be adversely affected.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash provided by (used in):
Operating activities	$23,020	$35,370
Investing activities	(1,318)	73,383
Financing activities	(13,898)	(134,406)
Change in cash and cash equivalents (excluding effect of exchange rate changes)	$7,804	$(25,653)

Cash Provided by Operating Activities

Net cash provided by operating activities was $23.0 million during the six months ended June 30, 2026, primarily as a result of a net loss of $199.8 million, offset by non-cash charges of $231.9 million. The non-cash charges were primarily comprised of $197.2 million in goodwill impairment charges recorded during the six months ended June 30, 2026, a gain on remeasurement of the TRA of $6.6 million, amortization of intangible assets of $25.0 million, equity compensation costs of $10.5 million, amortization of deferred contract costs of $7.4 million, and a decrease in deferred taxes of $4.0 million. The net decrease in operating assets and liabilities of $9.1 million for the six months ended June 30, 2026 was primarily driven by cash outflows resulting from lower accounts payable, accrued expenses, and other liabilities, collectively, of $13.5 million, an increase in deferred contract costs of $5.8 million, an increase in prepaid expenses and other assets of $0.9 million, and a decrease in deferred revenue of $10.0 million due to the timing of billings and cash received in advance of revenue recognition for subscription services. These factors were partially offset by cash inflows resulting from a decrease in accounts receivable of $21.2 million.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities during the six months ended June 30, 2026 was $1.3 million, driven primarily by $12.5 million in purchases of short-term investments and $6.1 million in purchases of property (including software), equipment, and data assets, partially offset by $17.3 million in maturities of short-term investments.

Cash Used in Financing Activities

Cash used in financing activities during the six months ended June 30, 2026 was $13.9 million, driven by payments of $8.1 million under the TRA, net repayments of the 2021 Term Loan (as defined below) of $4.4 million, and taxes paid related to the net share settlement of equity awards of $1.4 million.

Refer to Debt Obligations for additional information related to our debt obligations.

Debt Obligations

We are party to a credit agreement, as amended (the “2021 Credit Agreement”), providing for a $175.0 million term loan facility (the “2021 Term Loan”) and a $50.0 million revolving credit facility (the “Revolving Credit Facility”), each of which matures on January 16, 2030. The obligations under the 2021 Credit Agreement are secured by pledges of assets as described in the 2025 Form 10-K.

During the six months ended June 30, 2026, we repaid $4.4 million in outstanding principal of the 2021 Term Loan.

As of June 30, 2026, we had no outstanding borrowings under the Revolving Credit Facility and had $49.7 million of available borrowing capacity after giving effect to $0.3 million of outstanding letters of credit.

We were in compliance with our financial covenants under the 2021 Credit Agreement as of June 30, 2026.

Unamortized financing costs related to the Revolving Credit Facility, which were included in other assets in the unaudited condensed consolidated balance sheets, were $0.4 million and $0.5 million as of June 30, 2026 and December 31, 2025, respectively.

Financing Obligations

Financing obligations generally include repayment of principal amounts of the 2021 Term Loan, lease payments, and purchase obligations. There have been no material changes to our financing obligations during the six months ended June 30, 2026. Refer to Note 5. Leases and Note 14. Commitments and Contingencies to our consolidated financial statements included in our 2025 Form 10-K for further information.

Stock Repurchase Programs

In May 2024, our Board authorized a stock repurchase program of up to $20.0 million of our Class A common stock, which expired on December 31, 2024 (the “2024 Repurchase Program”). In November 2024, our Board announced a new stock repurchase program (the “2025 Repurchase Program” and, together with the 2024 Repurchase Program, the “Repurchase Programs”) of our Class A common stock authorizing up to $100.0 million in share repurchases. The 2025 Repurchase Program expired on December 31, 2025. In total, 13,880,866 shares of our Class A common stock were repurchased under the Repurchase Programs from May 2024 through December 31, 2025.

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

Capital Expenditures

Capital expenditures decreased by $3.9 million to $6.1 million for the six months ended June 30, 2026 compared to $10.0 million for the same period in the prior year, primarily driven by lower spend on software, using both internal and third-party resources, and data assets in the current year compared with the comparable prior year period.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates including business combinations, goodwill and indefinite-lived intangible assets, and income taxes, see our discussion for the year ended December 31, 2025 included in our 2025 Form 10-K. There have been no material changes to these policies or estimates as of June 30, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, our management carried out an evaluation, under the supervision and participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Other than described below, management believes that there have been no significant changes to the risk factors associated with our business as compared to those disclosed in Part 1, Item 1A of our 2025 Form 10-K.

We have received a notice of delisting or failure to satisfy a continued listing rule from Nasdaq. If we are unable to regain or maintain compliance, our Class A common stock could be delisted, which could adversely affect our stock price, liquidity, and ability to raise capital.

On June 18, 2026, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) providing notification that, for the 30 consecutive business days ended June 17, 2026, the bid price for our Class A common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until December 15, 2026, to regain compliance. To regain compliance, the closing bid price of our Class A common stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time before December 15, 2026.

This notice has no immediate effect on the listing of the Class A common stock, which continues to trade on The Nasdaq Global Select Market under symbol “DH,” or on our business operations or reporting obligations with the SEC. If we regain compliance, Nasdaq will provide us with written confirmation and will close the matter.

If we do not regain compliance during the initial compliance period, Nasdaq may issue a delisting determination with respect to our Class A common stock, which could result in the delisting of our Class A common stock from Nasdaq. We intend to monitor the bid price of the Class A common stock and will consider options available to us to achieve compliance. However, there can be no assurance that we will regain compliance within the applicable compliance period or otherwise maintain compliance with Nasdaq’s continued listing requirements. If our Class A common stock is delisted from Nasdaq, the market liquidity for our Class A common stock could be adversely affected and the trading price of our Class A common stock could decline. A delisting could also make it more difficult for us to raise additional capital on acceptable terms, or at all, which could adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the terms of the Amended LLC Agreement, holders of LLC Units have the right to exchange all or a portion of their LLC Units for newly issued shares of Class A common stock on a one-for-one basis, which issuances are made in reliance on Section 4(a)(2) of the Securities Act. Upon any such exchange, a corresponding number of shares of Class B common stock held by such LLC Unit holders are cancelled. Such exchanges executed in the three months ended June 30, 2026 are as follows:

Date of Exchange	Number of Shares Exchanged
May 11, 2026	130,673
Total	130,673

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

DEFINITIVE HEALTHCARE CORP.

August 10, 2026	By:	/s/ Kevin Coop
Date		Name:	Kevin Coop
		Title:	Chief Executive Officer (Principal Executive Officer)

August 10, 2026	By:	/s/ Casey Heller
Date		Name:	Casey Heller
		Title:	Chief Financial Officer (Principal Financial Officer)