Form 10-Q
period 2026-09-30
Definitive Healthcare Corp.
filed 2026-11-05
CIK 1861795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 2, 2026, the number of outstanding shares of the registrant’s Class A common stock was 107,163,253 shares.

Definitive Healthcare Corp.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2026

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: (i) our dependence on third parties, including public sources, for data, information, and other services, and our relationships with such third parties; (ii) increased accessibility to free or relatively inexpensive information sources; (iii) our ability to maintain high annual renewal rates; (iv) our ability to compete in the highly competitive industry in which we operate, and potential adverse effects of this competition; (v) our ability to maintain revenues if our products and services do not achieve and maintain broad market acceptance, or if we are unable to keep pace with or adapt to rapidly changing technology, evolving industry standards, macroeconomic market conditions, and changing regulatory requirements; (vi) changes in government policy positions, including trade policy, spending priorities, or reductions in government programs, government spending, or research funding; (vii) our loss of, or inability to attract and retain, key personnel; (viii) the effectiveness of our business plans; (ix) our ability to derive fully the anticipated benefits from organic growth, existing or future acquisitions, joint ventures, investments, or dispositions; (x) our exposure to risk from having operations and employees in other countries; (xi) our exposure to risk from the international scope of our operations, including potentially adverse tax consequences from the international scope of our operations and our corporate and financing structure; (xii) the strength of our brand and reputation; (xiii) our level of indebtedness, which could adversely affect our business, financial condition, and results of operations; (xiv) our ability to maintain the listing of our Class A common stock on Nasdaq; (xv) our ability to obtain, protect, defend, or enforce our intellectual property rights; (xvi) our ability to leverage artificial intelligence technologies (“AI”) in our products and services, including generative AI, large language models, machine learning, and other AI tools; (xvii) any significant disruption in or unauthorized access to or breaches of our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyberattacks; (xviii) our use of “open source” software in our products and services; (xix) our ability to comply with applicable data protection and privacy laws; (xx) uncertainties as to whether we enter into any transaction with Advent International, L.P., on behalf of certain of its managed funds (collectively, “Advent”), or any other party, and, if so, the timing and our ability to realize the anticipated benefits thereof, and the effects of any of the foregoing on relationships with employees, clients or other business partners; (xxi) any disruptions to our business and uncertainty among our clients, employees and investors as a result of our Chief Executive Officer transition; and (xxii) other factors beyond our control.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$177,138	$163,627
Short-term investments	12,849	17,262
Accounts receivable, net	29,508	51,978
Prepaid expenses and other assets	12,576	11,972
Deferred contract costs	11,660	12,766
Total current assets	243,731	257,605
Property and equipment, net	15,151	12,680
Operating lease right-of-use assets, net	3,749	5,394
Other assets	3,734	2,277
Deferred contract costs	10,941	12,840
Intangible assets, net	211,344	247,477
Goodwill	—	197,219
Total assets	$488,650	$735,492
Liabilities and Equity
Current liabilities:
Accounts payable	$5,826	$3,596
Accrued expenses and other liabilities	26,433	44,773
Deferred revenue	80,540	96,989
Term loan	8,750	8,750
Operating lease liabilities	2,611	2,679
Total current liabilities	124,160	156,787
Long term liabilities:
Deferred revenue	137	2,383
Term loan	149,785	156,085
Operating lease liabilities	3,129	5,152
Tax Receivable Agreement liability	11,808	19,212
Deferred tax liabilities	10,502	14,634
Other liabilities	666	2,247
Total liabilities	300,187	356,500

Equity:
Class A common stock, par value $0.001, 600,000,000 shares authorized, 106,917,881 and 104,020,957 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	107	104
Class B common stock, par value $0.00001, 65,000,000 shares authorized, 38,094,660 and 38,339,076 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,073,725	1,061,965
Accumulated other comprehensive deficit	(1,057)	(1,450)
Accumulated deficit	(927,441)	(779,506)
Noncontrolling interests	43,129	97,879
Total equity	188,463	378,992
Total liabilities and equity	$488,650	$735,492

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$54,650	$60,046	$165,774	$179,987
Cost of revenue:
Cost of revenue exclusive of amortization	8,595	9,069	27,368	28,010
Amortization	3,825	4,984	13,985	15,611
Gross profit	42,230	45,993	124,421	136,366
Operating expenses:
Sales and marketing	18,717	20,380	57,453	61,502
Product development	6,669	7,553	19,924	24,822
General and administrative	12,794	12,364	35,684	37,306
Depreciation and amortization	8,793	9,076	25,660	26,604
Transaction, integration, and restructuring expenses	223	5,308	1,485	7,245
Goodwill impairment	—	—	197,219	176,531
Total operating expenses	47,196	54,681	337,425	334,010
Loss from operations	(4,966)	(8,688)	(213,004)	(197,644)
Other income (expense), net:
Interest income	1,308	1,668	3,858	5,469
Interest expense	(2,660)	(2,999)	(7,917)	(8,422)
Gain (loss) on remeasurement of Tax Receivable Agreement liability	169	(7,140)	6,754	10,623
Loss on partial extinguishment of debt	—	—	—	(507)
Other income (expense), net	241	(109)	815	(1,575)
Total other (expense) income, net	(942)	(8,580)	3,510	5,588
Net loss before income taxes	(5,908)	(17,268)	(209,494)	(192,056)
Benefit from (provision for) income taxes	502	(524)	4,282	9,906
Net loss	(5,406)	(17,792)	(205,212)	(182,150)
Less: Net loss attributable to noncontrolling interests	(1,514)	(2,954)	(57,277)	(52,533)
Net loss attributable to Definitive Healthcare Corp.	$(3,892)	$(14,838)	$(147,935)	$(129,617)
Net loss per share of Class A common stock:
Basic and diluted	$(0.04)	$(0.14)	$(1.40)	$(1.20)
Weighted average Class A common stock outstanding:
Basic and diluted	106,767,169	103,783,012	105,758,581	107,760,787

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(5,406)	$(17,792)	$(205,212)	$(182,150)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(231)	8	(891)	746
Unrealized gain (loss) on available-for-sale securities	—	26	(17)	(38)
Unrealized gain (loss) on interest rate hedging instruments	976	(318)	1,440	(1,971)
Comprehensive loss	(4,661)	(18,076)	(204,680)	(183,413)
Less: Comprehensive loss attributable to noncontrolling interests	(1,318)	(3,031)	(57,138)	(52,862)
Comprehensive loss attributable to Definitive Healthcare Corp.	$(3,343)	$(15,045)	$(147,542)	$(130,551)

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

(in thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Income	Interests	Equity
Balance at January 1, 2026	104,020,957	$104	38,339,076	$—	$1,061,965	$(779,506)	$(1,450)	$97,879	$378,992
Net loss	—	—	—	—	—	(138,621)	—	(53,733)	(192,354)
Other comprehensive loss	—	—	—	—	—	—	(105)	(38)	(143)
Issuance of Class A common stock upon vesting of RSUs	1,647,663	2	—	—	764	—	—	(766)	—
Shares withheld related to net share settlement	(518,915)	(1)	—	—	(925)	—	—	—	(926)
Effect of changes in LLC ownership, including LLC Unit exchanges	113,743	—	(113,743)	—	185	—	—	(275)	(90)
Equity-based compensation	—	—	—	—	3,822	—	—	1,398	5,220
Balance at March 31, 2026	105,263,448	$105	38,225,333	$—	$1,065,811	$(918,127)	$(1,555)	$44,465	$190,699
Net loss	—	—	—	—	—	(5,422)	—	(2,030)	(7,452)
Other comprehensive loss	—	—	—	—	—	—	(51)	(19)	(70)
Issuance of Class A common stock upon vesting of RSUs	1,528,449	2	—	—	307	—	—	(309)	—
Shares withheld related to net share settlement	(516,804)	(1)	—	—	(519)	—	—	—	(520)
Effect of changes in LLC ownership, including LLC Unit exchanges	130,673	—	(130,673)	—	240	—	—	(286)	(46)
Equity-based compensation	—	—	—	—	3,862	—	—	1,392	5,254
Balance at June 30, 2026	106,405,766	$106	38,094,660	$—	$1,069,701	$(923,549)	$(1,606)	$43,213	$187,865
Net loss	—	—	—	—	—	(3,892)	—	(1,514)	(5,406)
Other comprehensive income	—	—	—	—	—	—	549	196	745
Issuance of Class A common stock upon vesting of RSUs	818,078	1	—	—	152	—	—	(153)	—
Shares withheld related to net share settlement	(305,963)	—	—	—	(251)	—	—	—	(251)
Effect of changes in LLC ownership, including LLC Unit exchanges	—	—	—	—	51	—	—	(66)	(15)
Equity-based compensation	—	—	—	—	4,072	—	—	1,453	5,525
Balance at September 30, 2026	106,917,881	$107	38,094,660	$—	$1,073,725	$(927,441)	$(1,057)	$43,129	$188,463

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY (CONTINUED)

(in thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other
	Class A	Class A	Class B	Class B	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interests	Equity
Balance at January 1, 2025	113,953,554	$114	39,439,198	$—	$1,085,445	$(640,574)	$(610)	$162,819	$607,194
Net loss	—	—	—	—	—	(107,228)	—	(47,865)	(155,093)
Other comprehensive loss	—	—	—	—	—	—	(654)	(226)	(880)
Vested incentive units	—	—	—	—	(186)	—	—	186	—
Issuance of Class A common stock upon vesting of RSUs	1,279,156	1	—	—	901	—	—	(902)	—
Shares withheld related to net share settlement	(423,245)	—	—	—	(1,874)	—	—	—	(1,874)
Repurchases of Class A common stock	(5,604,751)	(5)	—	—	(27,105)	—	—	5,955	(21,155)
Effect of changes in LLC ownership, including LLC Unit exchanges	441,443	—	(441,443)	—	9,113	—	—	(8,719)	394
Forfeited unvested incentive units	—	—	(571)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	5,438	—	—	1,881	7,319
Balance at March 31, 2025	109,646,157	$110	38,997,184	$—	$1,071,732	$(747,802)	$(1,264)	$113,129	$435,905
Net loss	—	—	—	—	—	(7,551)	—	(1,714)	(9,265)
Other comprehensive loss	—	—	—	—	—	—	(73)	(26)	(99)
Vested incentive units	—	—	—	—	(4)	—	—	4	—
Issuance of Class A common stock upon vesting of RSUs	654,437	1	—	—	345	—	—	(346)	—
Shares withheld related to net share settlement	(196,303)	—	—	—	(609)	—	—	—	(609)
Repurchases of Class A common stock	(5,959,137)	(6)	—	—	(23,624)	—	—	4,554	(19,076)
Effect of changes in LLC ownership, including LLC Unit exchanges	601,827	—	(601,827)	—	7,242	—	—	(7,018)	224
Equity-based compensation	—	—	—	—	5,118	—	—	1,862	6,980
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,827)	(2,827)
Balance at June 30, 2025	104,746,981	$105	38,395,357	$—	$1,060,200	$(755,353)	$(1,337)	$107,618	$411,233
Net loss	—	—	—	—	—	(14,838)	—	(2,954)	(17,792)
Other comprehensive loss	—	—	—	—	—	—	(207)	(77)	(284)
Issuance of Class A common stock upon vesting of RSUs	806,836	1	—	—	400	—	—	(401)	—
Shares withheld related to net share settlement	(271,500)	—	—	—	(1,063)	—	—	—	(1,063)
Repurchases of Class A common stock	(2,316,978)	(3)	—	—	(10,964)	—	—	1,746	(9,221)
Effect of changes in LLC ownership, including LLC Unit exchanges	46,310	—	(46,310)	—	3,029	—	—	(2,916)	113
Equity-based compensation	—	—	—	—	4,880	—	—	1,804	6,684
Balance at September 30, 2025	103,011,649	$103	38,349,047	$-	$1,056,482	$(770,191)	$(1,544)	$104,820	$389,670

See notes to unaudited condensed consolidated financial statements.

DEFINITIVE HEALTHCARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows provided by (used in) operating activities:
Net loss	$(205,212)	$(182,150)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,311	2,312
Amortization of intangible assets	36,334	39,903
Amortization of deferred contract costs	11,125	11,931
Equity-based compensation	15,999	20,983
Amortization of debt issuance costs	548	380
Write-off of deferred offering costs	—	467
Recovery of doubtful accounts receivable	(161)	(635)
Loss on partial extinguishment of debt	—	507
Non-cash restructuring charges	183	352
Goodwill impairment charges	197,219	176,531
Tax Receivable Agreement remeasurement	(6,754)	(10,623)
Changes in fair value of contingent consideration	—	(3,970)
Deferred income taxes	(4,394)	(10,310)
Changes in operating assets and liabilities:
Accounts receivable	22,634	19,351
Prepaid expenses and other assets	432	(3,481)
Deferred contract costs	(8,120)	(9,376)
Accounts payable, accrued expenses, and other liabilities	(10,035)	353
Deferred revenue	(18,667)	(1,468)
Net cash provided by operating activities	34,442	51,057
Cash flows (used in) provided by investing activities:
Purchases of property, equipment, and data assets	(8,530)	(12,280)
Purchases of short-term investments	(12,500)	(64,065)
Maturities of short-term investments	17,326	173,869
Net cash (used in) provided by investing activities	(3,704)	97,524
Cash flows (used in) provided by financing activities:
Repayments of term loan	(6,563)	(250,625)
Proceeds from term loan	—	175,000
Payments of debt issuance costs	—	(1,660)
Taxes paid related to net share settlement of equity awards	(1,697)	(3,546)
Repurchases of Class A common stock	—	(49,452)
Payments under Tax Receivable Agreement	(8,077)	(13,767)
Member distributions	—	(2,827)
Net cash used in financing activities	(16,337)	(146,877)
Net increase in cash and cash equivalents	14,401	1,704
Effect of exchange rate changes on cash and cash equivalents	(890)	1,235
Cash and cash equivalents, beginning of period	163,627	105,378
Cash and cash equivalents, end of period	$177,138	$108,317
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$7,370	$8,071
Income taxes, net of refunds received	$328	$208
Supplemental disclosure of non-cash investing activities:
Capital expenditures included in accounts payable and accrued expenses and other liabilities	$2,198	$6,711

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

In connection with the Reorganization Transactions and the IPO, the Company entered into a TRA. See Note 15. Income Taxes.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with rules applicable to quarterly financial information. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative nongovernmental GAAP as found in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The unaudited condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025. All adjustments, consisting of normal recurring adjustments, except as otherwise noted, considered, in the opinion of management, necessary for a fair presentation of the unaudited condensed consolidated financial statements for these interim periods have been included.

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

Recent Developments

Nasdaq’s Minimum Bid Price Requirement

On June 18, 2026, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Global Select Market because the closing bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days. On October 30, 2026, Nasdaq notified the Company that for the last 10 consecutive business days, from October 16, 2026 to October 29, 2026, the closing bid price of the Company’s common stock had been $1.00 per share or greater and, accordingly, the Company had regained compliance with Nasdaq Listing Rule 5450(a)(1) and the matter was closed.

Non-Binding Proposal

As previously announced, on September 2, 2026, the Special Committee of the Board of Directors (the “Special Committee”), consisting solely of independent and disinterested directors, received a non-binding indication of interest from Advent to acquire all outstanding shares of the Company’s Class A common stock and all outstanding LLC Units, in each case, not already owned by Advent or Jason Krantz, the Company’s founder and Executive Chairman. The Special Committee is reviewing and evaluating the proposal and any alternatives thereto with the assistance of its independent legal and financial advisors. No decisions have been made with respect to the Company’s response to the proposal or any alternative thereto, and there can be no assurance that the Company will pursue the proposed transaction or any other strategic alternative, or that any transaction will be approved or consummated.

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

The following table represents a disaggregation of revenue from arrangements with customers for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Subscription services	$52,686	$58,222	$159,052	$173,733
Professional services	1,964	1,824	6,722	6,254
Total revenue	$54,650	$60,046	$165,774	$179,987

Deferred Contract Costs

A summary of the activity impacting the deferred contract costs for the nine months ended September 30, 2026 and the year ended December 31, 2025 is presented below:

(in thousands)	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Balance at beginning of period	$25,606	$28,125
Costs amortized	(11,125)	(15,871)
Additional amounts deferred	8,120	13,352
Balance at end of period	22,601	25,606
Classified as:
Current	11,660	12,766
Non-current	10,941	12,840
Total deferred contract costs (deferred commissions)	$22,601	$25,606

Contract Liabilities

A summary of the activity impacting deferred revenue balances during the nine months ended September 30, 2026 and for the year ended December 31, 2025 is presented below:

(in thousands)	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Balance at beginning of period	$99,372	$93,376
Revenue recognized	(165,774)	(241,521)
Additional amounts deferred	147,079	247,517
Balance at end of period	$80,677	$99,372

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

The remaining performance obligations consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Current	$142,563	$165,087
Non-current	59,053	75,368
Total	$201,616	$240,455

3. Short-Term Investments

Short-term investments classified as available-for-sale consisted of the following:

	September 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Fair Value
Short-term investments:
Certificates of deposit	12,849	—	12,849
Total short-term investments	$12,849	$—	$12,849

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Fair Value
Short-term investments:
US treasuries	$1,779	$2	$1,781
Commercial paper	8,986	6	8,992
Certificates of deposit	6,480	9	6,489
Total short-term investments	$17,245	$17	$17,262

All short-term investments had stated maturity dates of less than one year. Included in the amortized cost as of September 30, 2026 and December 31, 2025 is net accumulated accretion of nil and $0.3 million, respectively. Interest accretion on short-term investments was $0.1 million and $0.8 million during the three months ended September 30, 2026 and 2025, respectively, and $0.4 million and $2.7 million during the nine months ended September 30, 2026 and 2025, respectively.

4. Accounts Receivable, Net

Accounts receivable, net consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Accounts receivable	$29,999	$52,803
Unbilled receivable	449	613
	30,448	53,416
Less: allowance for credit losses	(940)	(1,438)
Accounts receivable, net	$29,508	$51,978

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Prepaid expenses	$12,159	$11,434
Interest receivables	—	420
Short-term deposits	108	115
Short-term derivative asset	309	3
Prepaid expenses and other assets	$12,576	$11,972

6. Property and Equipment, Net

Property and equipment, net consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Computers and purchased software	$10,147	$10,235
Internally developed software	14,760	9,103
Furniture and equipment	1,012	1,004
Leasehold improvements	1,832	1,846
	27,751	22,188
Less: accumulated depreciation and amortization	(12,600)	(9,508)
Property and equipment, net	$15,151	$12,680

Depreciation and amortization expense associated with property and equipment was $1.2 million and $0.8 million during the three months ended September 30, 2026 and 2025, respectively, and $3.3 million and $2.3 million during the nine months ended September 30, 2026 and 2025, respectively.

7. Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets, as of September 30, 2026 and December 31, 2025, consisted of the following:

	September 30, 2026
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$410,390	$(247,725)	$162,665
Developed technologies	85,208	(65,564)	19,644
Tradenames	36,127	(15,488)	20,639
Database	70,027	(61,631)	8,396
Total finite-lived intangible assets	$601,752	$(390,408)	$211,344

	December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$410,390	$(227,007)	$183,383
Developed technologies	85,328	(56,569)	28,759
Tradenames	36,171	(13,902)	22,269
Database	69,846	(56,780)	13,066
Total finite-lived intangible assets	601,735	(354,258)	247,477
Goodwill	197,219	—	197,219
Total goodwill and intangible assets	$798,954	$(354,258)	$444,696

Amortization expense associated with finite-lived intangible assets was $11.3 million and $13.2 million during the three months ended September 30, 2026 and 2025, respectively, of which $3.8 million and $5.0 million was included in cost of revenue during each respective period. Amortization expense associated with finite-lived intangible assets was $36.3 million and $39.9 million during the nine months ended September 30, 2026 and 2025, respectively, of which $14.0 million and $15.6 million was included in cost of revenue during each respective period.

Estimated total intangible amortization expense during the next five years and thereafter is as follows:

(in thousands)
2026, excluding the nine months ended September 30, 2026	$11,088
2027	40,914
2028	31,481
2029	26,224
2030	21,782
Thereafter	79,855
Total	$211,344

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

As of and for the periods ended September 30, 2026 and December 31, 2025, goodwill consisted of the following:

(in thousands)	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Goodwill, gross - beginning of period	$1,369,537	$1,369,537
Accumulated impairment losses	(1,172,318)	(976,254)
Goodwill, net - beginning of period	197,219	393,283
Goodwill impairment loss	(197,219)	(196,064)
Goodwill, net - end of period	$—	$197,219

(in thousands)	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Goodwill, gross - end of period	$1,369,537	$1,369,537
Accumulated impairment losses	(1,369,537)	(1,172,318)
Goodwill, net - end of period	$—	$197,219

The Company also considered its intangible assets with finite useful lives, which are amortized over their estimated useful lives, generally on a straight-line basis or using the economic consumption method if anticipated future revenues can be reasonably estimated. These assets are reviewed for impairment when facts or circumstances indicate that the carrying values may not be recoverable. The Company experienced triggering events during the first quarter of fiscal years 2026 and 2025 resulting from declines in the Company’s market capitalization driven by sustained decreases in the Company’s stock price. In each case, the Company’s intangible assets were reviewed for impairment. Based on quantitative and qualitative analyses performed, management concluded the assets were recoverable and no impairment charges were recorded as a result of these triggering events.

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Payroll and payroll-related	$8,735	$11,453
TRA liability, current portion	719	8,009
Accrued liability for data contract termination	—	6,369
Accrued legal matters	4,962	4,372
Accrued capital data expenditures	2,028	2,267
Contingent consideration, current	3,000	3,000
Sales, franchise and other taxes	2,248	2,682
Other	4,741	6,621
Accrued expenses and other liabilities	$26,433	$44,773

Restructuring Charges

During the first quarter of 2026, the Company committed to a restructuring plan (the “2026 Restructuring Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. The 2026 Restructuring Plan provided for a reduction of the Company’s current workforce by approximately 40 people. During the first quarter of 2026, the Company incurred restructuring and related charges of approximately $1.1 million, consisting of severance payments, employee benefits, and related cash expenses, which were recognized within transaction, integration, and restructuring expenses in the unaudited condensed consolidated statements of operations. No additional charges were incurred during the second or third quarters of 2026. As of September 30, 2026, less than $0.1 million was included in accrued expenses and other liabilities in the unaudited condensed consolidated balance sheets. The Company expects these payments will be made in the fourth quarter of 2026. There were no charges incurred during the three months ended September 30, 2025 related to previous restructuring plans, and charges incurred during the nine months ended September 30, 2025 were not material.

The following table sets forth the activity in the Company’s liabilities resulting from the 2026 Restructuring Plan:

(in thousands)	2026 Restructuring Plan
Balance at December 31, 2025	$—
Charges incurred	1,052
Cash payments made	(1,038)
Balance at September 30, 2026	$14

The Company does not expect to incur further material restructuring and related charges associated with the 2026 Restructuring Plan during the remainder of 2026.

Contingent Consideration

Regarding contingent consideration associated with a prior acquisition, the Company determined that the earnout revenue targets were partially achieved for the calendar year 2024 performance period and were not achieved for the calendar year 2025 performance period. In May 2025, former equity holders of the acquired company delivered a notice asserting that the performance conditions for the 2024 performance period were satisfied at a higher payout tier than was calculated by the Company and that additional consideration was due. The Company disputed this assertion and believed that, based on its interpretation of the purchase agreement and its calculation of the applicable performance metrics, no additional amounts were payable. The parties subsequently engaged in litigation regarding this matter.

During the third quarter of 2026, and prior to the issuance of the Company’s financial statements for the second quarter of 2026, the Company entered into a settlement agreement with the former equity holders that fully resolved all claims related to the disputed earnout arrangement. Pursuant to the settlement, the Company agreed to make a payment of $7.5 million, which is expected to be paid during the fourth quarter of 2026. The Company recorded the resulting $1.5 million incremental liability in the second quarter of 2026.

As of September 30, 2026, the $7.5 million liability associated with the earnout matter was included within accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheets. The liability consisted of $3.0 million of contingent consideration measured at fair value, which is reflected within contingent consideration, current in the table above, and $4.5 million of loss contingency and settlement-related accruals, which are reflected within accrued legal matters in the table above.

The table below summarizes the components of the liability associated with the earnout matter:

(in thousands)	September 30, 2026
Contingent consideration measured at fair value (see Note 11. Fair Value Measurements)	$3,000
Previously recorded loss contingency	3,000
Incremental adjustment resulting from settlement recorded in the second quarter of 2026	1,500
Total liability associated with earnout matter	$7,500

9. Long-Term Debt

Long-term debt consisted of the following as of September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$159,688	$(1,153)	$158,535
Less: current portion of long-term debt			8,750
Long-term debt			$149,785

	December 31, 2025
(in thousands)	Principal	Unamortized debt issuance costs / financing costs	Total debt, net
2021 Term Loan	$166,250	$(1,415)	$164,835
Less: current portion of long-term debt			8,750
Long-term debt			$156,085

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

During the nine months ended September 30, 2026, the Company repaid $6.6 million in outstanding principal of the 2021 Term Loan.

As of September 30, 2026, the Company had no outstanding borrowings under the Revolving Credit Facility and had $49.7 million of available borrowing capacity after giving effect to $0.3 million of outstanding letters of credit.

The Company was in compliance with its financial covenants under the 2021 Credit Agreement as of September 30, 2026.

Unamortized financing costs related to the Revolving Credit Facility, which were included in other assets in the unaudited condensed consolidated balance sheets, were $0.4 million and $0.5 million as of September 30, 2026 and December 31, 2025, respectively.

10. Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to risks from changes in interest rates related to the 2021 Term Loan (See Note 9. Long-Term Debt). The Company uses derivative financial instruments, specifically, interest rate cap contracts, in order to manage its exposure to interest rate movements. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The Company’s primary objective in holding derivatives is to reduce the volatility of cash flows associated with changes in interest rates. The Company does not enter into derivative transactions for speculative or trading purposes.

Cash Flow Hedges of Interest Rate Risk

The Company entered into two interest rate cap agreements, effective March 31, 2025. The two interest rate cap agreements each have a notional value of $63.9 million as of September 30, 2026, with an interest rate cap of 4.50%. Interest payment receipts under the caps, if any, are made monthly on a net settlement basis. The Company has not recorded any amounts due to ineffectiveness for the period ended September 30, 2026.

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

The fair values of the interest rate caps as of September 30, 2026 and December 31, 2025 were recorded in the Company’s unaudited condensed consolidated balance sheets as follows:

(in thousands)
Description	Balance Sheet Location	September 30, 2026	December 31, 2025
Short-term derivative asset	Prepaid expenses and other assets	$309	$3
Long-term derivative asset	Other assets	$1,264	$329

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

Debt

The Company’s short- and long-term debt are recorded at their carrying values in the unaudited condensed consolidated balance sheets, which may differ from their respective fair values. The estimated fair values of the Company’s short- and long-term debt approximate their carrying values as of September 30, 2026 and December 31, 2025, based on interest rates currently available to the Company for similar borrowings.

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

Derivative financial instruments

The Company uses interest rate caps to manage interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities.

To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of its derivatives held as of September 30, 2026 and December 31, 2025 were classified as Level 2 in the fair value hierarchy.

Contingent consideration

Deferred consideration resulting from a previous acquisition, which was subject to meeting certain revenue metrics during calendar years 2024 and 2025, is measured at fair value on a recurring basis. At September 30, 2026, management estimated the fair value of the contingent consideration liability to be $3.0 million based on its assessment of the amount payable under the earnout provisions of the acquisition agreement, all of which was included in accrued expenses and other liabilities in the unaudited condensed consolidated balance sheets.

For additional information regarding this contingent consideration, including the settlement of a dispute with the former equity holders, see Note 8. Accrued Expenses and Other Liabilities.

Earnout liabilities are classified within Level 3 in the fair value hierarchy because the methodology used to develop the estimated fair value includes significant unobservable inputs reflecting management’s own assumptions. The table below presents a reconciliation of earnout liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Balance at beginning of period	$3,000	$6,970
Net change in fair value and other adjustments	—	(3,970)
Balance at end of period	$3,000	$3,000

At September 30, 2026 and December 31, 2025, assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2026
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$88,927	$88,927	$—	$—
Short-term investments:
Certificates of deposit	12,849	—	12,849	—
Prepaid expenses and other assets:
Interest rate cap contracts	309	—	309	—
Other assets:
Interest rate cap contracts	1,264	—	1,264	—
Liabilities:
Accrued expenses and other liabilities:
Contingent consideration	3,000	—	—	3,000

	December 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$72,392	$72,392	$—	$—
Short-term investments:
U.S. treasuries	1,781	—	1,781	—
Commercial paper	8,992	—	8,992	—
Certificates of deposit	6,489	—	6,489	—
Prepaid expenses and other assets:
Interest rate cap contracts	3	—	3	—
Other assets:
Interest rate cap contracts	329	—	329	—
Liabilities:
Accrued expenses and other liabilities:
Contingent consideration	3,000	—	—	3,000

At September 30, 2026 and December 31, 2025, the estimated fair values of all of the Company’s financial assets and liabilities subject to the three-level fair value hierarchy approximated their carrying values due to their short-term maturities (less than 12 months).

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

During the nine months ended September 30, 2026, 244,416 LLC Units held by Continuing Pre-IPO LLC Members were exchanged for shares of Class A common stock of the Company pursuant to the terms of the Amended LLC Agreement. In addition, 3,994,190 restricted stock units (“RSUs”) vested and 1,341,682 shares of Class A common stock were withheld to cover withholding tax obligations, resulting in the net issuance of 2,652,508 shares of Class A common stock of the Company. Pursuant to the Definitive OpCo second amended and restated limited liability company agreement entered into in connection with the IPO, LLC Units were issued on a one-for-one basis in connection with the vesting of RSUs.

As of September 30, 2026 and December 31, 2025, the Company held ownership interests in Definitive OpCo of 73.7% and 73.1%, respectively, and noncontrolling interests of 26.3% and 26.9%, respectively.

13. Accumulated Other Comprehensive (Deficit) Income

The following tables summarize the changes in AOCI for the three and nine months ended September 30, 2026 and 2025, respectively.

	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
(in thousands)	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized Gain on Investments	Foreign Currency Translation Adjustments	Total	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1,170)	$36	$(472)	$(1,606)	$(1,510)	$48	$12	$(1,450)
Other comprehensive income (loss) before reclassifications	653	—	(170)	483	913	(12)	(654)	247
Amounts reclassified from AOCI	66	—	—	66	146	—	—	146
Ending balance	$(451)	$36	$(642)	$(1,057)	$(451)	$36	$(642)	$(1,057)

	Three months ended September 30, 2025				Nine months ended September 30, 2025
(in thousands)	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized Gain on Investments	Foreign Currency Translation Adjustments	Total	Unrealized Loss on Cash Flow Hedges	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1,243)	$39	$(133)	$(1,337)	$(19)	$87	$(678)	$(610)
Other comprehensive (loss) income before reclassifications	(242)	19	6	(217)	(928)	(29)	551	(406)
Amounts reclassified from AOCI	10	—	—	10	(528)	—	—	(528)
Ending balance	$(1,475)	$58	$(127)	$(1,544)	$(1,475)	$58	$(127)	$(1,544)

14. Stockholders’ Equity and Equity-Based Compensation

Equity-Based Compensation

The Company recognizes equity-based compensation expense associated with awards granted under equity incentive plans. Equity-based compensation expense is allocated to all departments based on the recipients of the compensation. A summary of the expense by line item in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, respectively, is provided in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$93	$157	$269	$497
Sales and marketing	1,015	1,062	3,019	3,279
Product development	343	1,299	1,012	4,454
General and administrative	4,074	4,166	11,699	12,753
Total compensation expense	$5,525	$6,684	$15,999	$20,983

During the three and nine months ended September 30, 2026, the Company modified certain equity awards in connection with departures of certain executive-level employees. Certain previously unvested time-based RSUs vested, or may become eligible for accelerated vesting upon satisfaction of specified conditions under the applicable separation arrangements, in connection with the award modifications, which resulted in incremental stock-based compensation expense of approximately $0.7 million and $0.9 million during the three and nine months ended September 30, 2026, respectively. The remaining unvested shares held by such award holders were forfeited upon separation.

During the three and nine months ended September 30, 2025, the Company modified certain equity awards in connection with departures of certain executive-level employees. Certain previously unvested time-based RSUs vested in connection with the award modifications, which resulted in incremental stock-based compensation expense of approximately $0.3 million and $0.9 million during the three and nine months ended September 30, 2025, respectively. The remaining unvested shares held by such award holders were forfeited upon separation.

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

The Company recognized approximately $0.7 million and $0.8 million in stock-based compensation expense associated with PSUs during the three months ended September 30, 2026 and 2025, respectively, and approximately $2.2 million and $3.2 million during the nine months ended September 30, 2026 and 2025, respectively.

15. Income Taxes

During the nine months ended September 30, 2026, management performed an assessment of the recoverability of deferred tax assets. Based on the review of all available evidence, the Company determined that it has not yet attained a sustained level of profitability and the objectively verifiable negative evidence outweighed the positive evidence. Therefore, the Company has recorded a valuation allowance for all years on its net operating loss carryforwards, R&D credit carryforwards, and other net deferred tax assets that remain after all sources of taxable income are exhausted, not supportable by the “naked credit” deferred tax liability sourced income as of September 30, 2026.

As of September 30, 2026 and December 31, 2025, the Company has recorded net deferred tax liabilities of $9.1 million and $13.5 million, respectively.

The Company's effective tax rate was 8.5% and (3.0)% for the three months ended September 30, 2026 and 2025, respectively, and 2.0% and 5.2% for the nine months ended September 30, 2026 and 2025, respectively. The Company’s effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance recorded, foreign tax rates that differ from the U.S. statutory tax rate, and partnership income that is not taxed.

Tax Receivable Agreement

Pursuant to the Company’s election under Section 754 of the Code, the Company expects to obtain an increase in its share of the tax basis in the net assets of Definitive OpCo when LLC Units are redeemed or exchanged by other members. The Company intends to treat any redemptions and exchanges of LLC Units as direct purchases of LLC interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that would otherwise be paid in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) among the Company, Definitive OpCo, and the TRA Parties and has recorded a liability under the TRA of $12.5 million and $27.2 million as of September 30, 2026 and December 31, 2025, respectively. The $14.7 million decrease in the TRA liability during the nine months ended September 30, 2026 was primarily driven by a $6.8 million remeasurement of the liability based on future realizability of tax attributes with an offsetting adjustment to statement of operations and $8.1 million of payments to TRA Parties, while concurrently increasing $0.2 million with an offsetting adjustment to additional paid-in capital for current year exchange transactions and redemptions. Under the TRA, the Company generally will be required to pay to the TRA Parties 85% of the amount of cash savings, if any, in U.S. federal, state, or local tax that the Company actually realizes directly or indirectly (or are deemed to realize in certain circumstances) as a result of (i) certain tax basis adjustments resulting from (a) acquisitions by the Company of LLC Units from pre-IPO holders in connection with the IPO, and (b) subsequent redemptions or exchanges of LLC Units by holders for Class A common stock or other consideration, (ii) certain tax attributes acquired by the Company from the Blocker Companies in the Reorganization Transactions, and (iii) certain payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

As previously disclosed, the TRA is subject to early termination provisions as provided for in the agreement upon certain change in control events or elected early termination. In all early termination circumstances, such provisions assume that there is sufficient taxable income to realize the tax benefits in measuring the settlement value of the TRA. The Company has been informed that representatives of the TRA Parties, acting on behalf of the applicable TRA Parties, have irrevocably waived the right of such TRA Parties to receive an early termination payment under the TRA in connection with any change of control for which a definitive merger agreement is executed on or prior to December 31, 2026.

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

The following table sets forth the reconciliation of the numerator used to compute basic and diluted net loss per share of Class A common stock for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Numerator:
Net loss	$(5,406)	$(17,792)	$(205,212)	$(182,150)
Less: Net loss attributable to noncontrolling interests	(1,514)	(2,954)	(57,277)	(52,533)
Net loss attributable to Definitive Healthcare Corp.	$(3,892)	$(14,838)	$(147,935)	(129,617)

The following table sets forth the computation of basic and diluted net loss per share of Class A common stock for the three and nine months ended September 30, 2026 and 2025 (per share amounts unaudited).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except number of shares and per share amounts)	2026	2025	2026	2025
Basic and diluted net loss per share attributable to common stockholders
Numerator:
Allocation of net loss attributable to Definitive Healthcare Corp.	$(3,892)	$(14,838)	$(147,935)	$(129,617)
Denominator:
Weighted average number of shares of Class A common stock outstanding	106,767,169	103,783,012	105,758,581	107,760,787
Net loss per share, basic and diluted	$(0.04)	$(0.14)	$(1.40)	$(1.20)

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

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the period presented because their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2026	2025
Definitive OpCo LLC Units (vested and unvested)	38,094,660	38,349,047
Restricted Stock Units	21,259,636	15,219,918

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

The following table presents the operating financial results of our single reportable segment, including revenue, significant expenses regularly provided to the CODM, and net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue	$54,650	$60,046	$165,774	$179,987
Total cost of revenue	12,420	14,053	41,353	43,621
Sales and marketing	18,717	20,380	57,453	61,502
Product development	6,669	7,553	19,924	24,822
General and administrative	12,794	12,364	35,684	37,306
Other segment items, net (1)(2)	9,958	22,964	220,854	204,792
Benefit from (provision for) income taxes	502	(524)	4,282	9,906
Net loss	$(5,406)	$(17,792)	$(205,212)	$(182,150)

(1)
For the three months ended September 30, 2026, other segment items, net includes depreciation and amortization expense of $8.8 million, interest expense of $2.7 million, interest income of $1.3 million, a TRA remeasurement gain of $0.2 million, transaction, integration, and restructuring expenses of $0.2 million, and a net foreign currency transaction gain of $0.2 million. For the three months ended September 30, 2025, other segment items, net includes depreciation and amortization expense of $9.1 million, a TRA remeasurement loss of $7.1 million, transaction, integration, and restructuring expenses of $5.3 million, interest expense of $3.0 million, interest income of $1.7 million, and net foreign currency transaction losses of $0.1 million.
(2)
For the nine months ended September 30, 2026, other segment items, net includes a goodwill impairment charge of $197.2 million, depreciation and amortization expense of $25.7 million, interest expense of $7.9 million, a TRA remeasurement gain of $6.8 million, interest income of $3.9 million, transaction, integration, and restructuring expenses of $1.5 million, and a net foreign currency transaction gain of $0.8 million. For the nine months ended September 30, 2025, other segment items, net includes a goodwill impairment charge of $176.5 million, depreciation and amortization expense of $26.6 million, a TRA remeasurement gain of $10.6 million, interest expense of $8.4 million, transaction integration, and restructuring expenses of $7.2 million, interest income of $5.5 million, net foreign currency transaction losses of $1.6 million, and a loss on the partial extinguishment of debt of $0.5 million.

18. Related Parties

The Company has engaged in revenue transactions within the ordinary course of business with entities affiliated with its Sponsors and with members of the Board. During the three months ended September 30, 2026 and 2025, the Company recorded revenue from related parties of $0.2 million and $0.3 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded revenue from related parties of $0.5 million and $0.6 million, respectively. There were no material receivables due from related parties at September 30, 2026 or December 31, 2025.

During the three months ended September 30, 2026 and 2025, the Company paid $0.6 million and $0.3 million, respectively, to related parties for transactions within the ordinary course of business, and $2.5 million and $0.7 million during the nine months ended September 30, 2026 and 2025, respectively. Payables to related parties amounted to $0.2 million at both September 30, 2026 and December 31, 2025.

19. Subsequent Events

In October 2026, the Company entered into a separation agreement with its former Chief Executive Officer in connection with his previously announced departure from the Company. Pursuant to the separation agreement, in addition to the severance payments and benefits provided for in the former Chief Executive Officer’s employment agreement, the Company also agreed to make an incremental cash payment of $1.0 million, in exchange for the former Chief Executive Officer agreeing to waive certain rights and forfeit certain outstanding performance-based equity awards. The Company expects to recognize the incremental expense impact of this discretionary benefit in the fourth quarter of 2026.

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

Overview

Definitive Healthcare is a leading provider of healthcare data and analytics. We provide accurate, comprehensive information on healthcare providers and their activities, enabling customers to make informed decisions across product development, go-to-market planning, and sales and marketing execution. We also offer claims and consumer analytics built from modeled data on millions of unique consumers to help healthcare organizations target, message, and engage specific healthcare audiences. Delivered through our software as a service products and solutions, our data is important to the commercial success of our approximately 2,120 customers as of September 30, 2026. We generally define a customer as a company that maintains one or more active paid subscriptions.

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

Recent Developments

Non-Binding Proposal

As previously announced on September 2, 2026, the Special Committee of the Board of Directors (the “Special Committee”), consisting solely of independent and disinterested directors, received a non-binding indication of interest from Advent to acquire all outstanding shares of our Class A common stock and all outstanding LLC Units, in each case, not already owned by Advent or Jason Krantz, our founder and Executive Chairman. The Special Committee is reviewing and evaluating the proposal and any alternatives thereto with the assistance of its independent legal and financial advisors. No decisions have been made with respect to our response to the proposal or any alternatives thereto, and there can be no assurance that we will pursue the proposed transaction or any other strategic alternative, or that any transaction will be approved or consummated.

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

Nasdaq’s Minimum Bid Price Requirement

On June 18, 2026, we received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Global Select Market because the closing bid price of our common stock was below $1.00 per share for 30 consecutive business days. On October 30, 2026, Nasdaq notified us that for the last 10 consecutive business days, from October 16, 2026 to October 29, 2026, the closing bid price of our common stock had been $1.00 per share or greater and, accordingly, we had regained compliance with Nasdaq Listing Rule 5450(a)(1) and the matter was closed.

Executive Transitions

As part of the Company’s ongoing review of its organizational design with respect to executive leadership we have recently experienced several executive transitions.

Effective August 31, 2026, Kevin Coop stepped down as the Company’s Chief Executive Officer and as a member of the Company’s Board of Directors (the “Board”). Mr. Coop’s departure was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices. In connection with Mr. Coop’s departure, the Board appointed Clay Ritchey as the Company’s Chief Executive Officer and as a member of the Board, effective September 8, 2026.

On October 30, 2026, the Company entered into a separation agreement with Mr. Coop. For additional information, see Part II, Item 5. “Other Information” of this Quarterly Report on Form 10-Q.

Restructuring Charges

In the first quarter of 2026, we committed to a restructuring plan (the “2026 Restructuring Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. The 2026 Restructuring Plan provided for a reduction of our current workforce by approximately 40 people. During the first quarter of 2026, we incurred restructuring and related charges of approximately $1.1 million, consisting of severance payments, employee benefits, and related cash expenses. No additional charges were incurred during the second or third quarters of 2026. As of September 30, 2026, less than $0.1 million was included in accrued expenses and other liabilities in the unaudited condensed consolidated balance sheets. We expect these payments will be made in the fourth quarter of 2026. In addition, we do not expect to incur further material charges associated with the 2026 Restructuring Plan. There were no charges incurred during the three months ended September 30, 2025 related to previous restructuring plans, and charges incurred during the nine months ended September 30, 2025 were not material.

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

Product Innovation and AI Strategy

Throughout fiscal year 2026, we have been investing in the development of Turbo, our AI-powered healthcare growth intelligence platform. Turbo enables customers to ask questions about healthcare organizations, key opinion leaders, healthcare executives, markets, patients, providers, and clinical activity and receive structured, evidence-backed answers through a single interface. It draws on the claims, provider, organizational, reference and affiliation, and expert data that customers already rely on. We launched an initial pilot with select strategic customers in the third quarter of 2026 and expect to make Turbo more broadly available later this year.

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

Our total customer count, which includes smaller customers, was approximately 2,120 as of September 30, 2026, compared with approximately 2,400 customers as of September 30, 2025. Our Enterprise Customer accounts have decreased by 49 to 471 customers as of September 30, 2026 compared with 520 customers as of September 30, 2025. Our smaller customers have churned at disproportionately higher rates year-over-year, primarily due to current macroeconomic conditions.

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

Expanding Relationships with Existing Customers

We believe there is a significant opportunity to generate additional revenue from our existing customer base of approximately 2,120 customers as of September 30, 2026.

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

The following table presents our current and total remaining performance obligations as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Current	$142,563	$165,087
Non-current	59,053	75,368
Total	$201,616	$240,455

Components of our Results of Operations

Revenue

For the nine months ended September 30, 2026, we derived approximately 96% of our revenue from subscription services and the remainder from professional services. Our subscription services consist primarily of subscription fees for access to our platform and stand-ready support. Our subscription contracts typically have a term ranging from 1 to 3 years and are non-cancellable. We typically bill for services in advance annually, and we typically require payment at the beginning of each annual period. Our subscription revenue is recognized ratably over the contract term. Our professional services revenue typically is derived from non-recurring consulting services or from other one-time deliveries, which are generally capable of being distinct and can be accounted for as separate performance obligations. Revenue related to these professional services is recognized at a point in time when the performance obligations under the terms of the contract are satisfied and control has been transferred to the customer.

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

Product development. Product development expenses primarily consist of personnel costs such as salaries, bonuses, stock-based compensation, and other employee-related benefits for our engineering, data science and product teams, as well as non-personnel costs including overhead costs. We believe that our core technologies and ongoing innovation represent a significant competitive advantage for us, and we continue to invest in systems optimization and product improvements for our customers, enhance our software development team and invest in automation and AI to drive higher quality data and deeper insights. In fiscal year 2025, we made investments in software application development tools and have shifted more development efforts to innovation and growth initiatives, both of which have resulted in increases to capitalized software and payroll.

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

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue	$54,650	$60,046	$165,774	$179,987
Cost of revenue:
Cost of revenue exclusive of amortization	8,595	9,069	27,368	28,010
Amortization	3,825	4,984	13,985	15,611
Total cost of revenue	12,420	14,053	41,353	43,621
Gross profit	42,230	45,993	124,421	136,366
Operating expenses:
Sales and marketing	18,717	20,380	57,453	61,502
Product development	6,669	7,553	19,924	24,822
General and administrative	12,794	12,364	35,684	37,306
Depreciation and amortization	8,793	9,076	25,660	26,604
Transaction, integration, and restructuring expenses	223	5,308	1,485	7,245
Goodwill impairment	—	—	197,219	176,531
Total operating expenses	47,196	54,681	337,425	334,010
Loss from operations	(4,966)	(8,688)	(213,004)	(197,644)
Total other (expense) income, net	(942)	(8,580)	3,510	5,588
Net loss before income taxes	(5,908)	(17,268)	(209,494)	(192,056)
Benefit from (provision for) income taxes	502	(524)	4,282	9,906
Net loss	(5,406)	(17,792)	(205,212)	(182,150)
Less: Net loss attributable to noncontrolling interests	(1,514)	(2,954)	(57,277)	(52,533)
Net loss attributable to Definitive Healthcare Corp.	$(3,892)	$(14,838)	$(147,935)	$(129,617)

Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025

Revenue

Revenue decreased $5.4 million, or 9%, in the three months ended September 30, 2026 compared with the same period in the prior year primarily due to lower subscription revenue of $5.5 million, partially offset by a $0.1 million increase in professional services revenue. The decrease in subscription revenue principally reflected lower revenue from our existing customer base. Revenue attributable to customers that existed prior to the start of 2026 decreased $8.4 million, which was partially offset by a $3.0 million increase in revenue from new customers in 2026.

Cost of Revenue

Cost of revenue decreased $1.6 million, or 12%, in the three months ended September 30, 2026 compared with the same period in the prior year, primarily driven by a $1.2 million decrease in amortization expense resulting from a developed technology asset that was fully amortized during the third quarter of 2026, a $0.9 million decrease in personnel costs resulting from a decrease in headcount, and a $0.4 million decrease in hosting fees driven by ongoing efficiency initiatives and optimization of our technology infrastructure. These decreases were partially offset by a $0.9 million increase in data subscription and collection costs driven by expanded customer usage of our platform.

Operating Expenses

Operating expenses decreased $7.5 million, or 14%, during the three months ended September 30, 2026 compared with the same period in the prior year. The decrease was primarily due to:

•
A decrease in sales and marketing expense of $1.7 million for the three months ended September 30, 2026, primarily driven by lower personnel costs, including salaries, employee benefits, commissions, and stock-based compensation expense, resulting from reduced headcount and decreases in costs associated with new software applications compared with the prior year period;
•
A decrease in product development expense of $0.9 million for the three months ended September 30, 2026, primarily driven by lower personnel costs, including stock-based compensation expense, resulting from the 2026 Restructuring Plan and the departure of certain executive-level employees, combined with increased capitalized labor and overhead relating to product development initiatives, partially offset by increased costs associated with new software applications;
•
An increase in general and administrative expense of $0.4 million for the three months ended September 30, 2026, primarily driven by an increase in personnel costs resulting from severance payments to departing executives and an increase in bad debt expense, partially offset by lower professional services fees and decreases in costs associated with new software applications compared with the prior year period;
•
A decrease in depreciation and amortization expense of $0.3 million for the three months ended September 30, 2026, primarily as a result of certain customer relationship intangible assets utilizing economic consumption amortization methods with lower amortization in the current period; and
•
A decrease in transaction, integration, and restructuring expenses of $5.1 million for the three months ended September 30, 2026, primarily driven by higher costs incurred in the prior year period related to an integration charge to recognize a liability for a major data contract from a prior acquisition that no longer provided an economic benefit to the Company.

Total Other Expense, Net

Total other expense, net was $0.9 million for the three months ended September 30, 2026 compared to $8.6 million in the same period in the prior year, primarily due to differences in the remeasurement of the TRA liability during the respective periods, reflecting changes in the expected amount and timing of future tax benefits and related TRA payments.

Benefit From (Provision For) Income Taxes

Benefit from income taxes was $0.5 million for the three months ended September 30, 2026 compared to a provision for income taxes of $0.5 million in the comparable prior year period. The change primarily reflected the differing mix and timing of taxable income and discrete tax items during the respective periods, none of which was individually significant.

Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025

Revenue

Revenue decreased $14.2 million, or 8%, in the nine months ended September 30, 2026 compared with the same period in the prior year primarily due to lower subscription revenue of $14.7 million, partially offset by a $0.5 million increase in professional services revenue. The decrease in subscription revenue principally reflected lower revenue from our existing customer base. Revenue attributable to customers that existed prior to the start of 2026 decreased $20.2 million, which was partially offset by a $6.0 million increase in revenue from new customers in 2026.

Cost of Revenue

Cost of revenue decreased $2.3 million, or 5%, in the nine months ended September 30, 2026 compared with the same period in the prior year. The decrease was primarily driven by a decrease of $1.8 million in personnel costs resulting from a decrease in headcount and a $1.6 million decrease in amortization expense resulting primarily from a developed technology asset that was fully amortized during the third quarter of 2026. These decreases were partially offset by a $0.6 million increase in hosting fees, primarily reflecting higher cloud infrastructure costs, despite ongoing technology infrastructure efficiency and optimization initiatives, and a $0.5 million increase in revenue sharing costs aimed at growing the activation line of our business.

Operating Expenses

Operating expenses increased $3.4 million, or 1%, during the nine months ended September 30, 2026 compared with the same period in the prior year. The increase was primarily due to a goodwill impairment charge of $197.2 million incurred in the current year period, compared to $176.5 million incurred in the prior year period, partially offset by:

•
A decrease in sales and marketing expense of $4.0 million for the nine months ended September 30, 2026, primarily due to lower personnel-related costs resulting from reduced headcount, including decreases in salaries, bonuses, commissions, severance, payroll taxes, and stock-based compensation expense, as well as lower consulting and software application costs. These decreases were partially offset by higher advertising and promotional spending;
•
A decrease in product development expense of $4.9 million for the nine months ended September 30, 2026, primarily driven by lower personnel costs, including stock-based compensation expense, resulting from the 2026 Restructuring Plan and the departure of certain executive-level employees, combined with increased capitalized labor and overhead relating to product development initiatives. These decreases were partially offset by increased costs associated with new software applications and an increase in recruiting fees;
•
A decrease in general and administrative expense of $1.6 million for the nine months ended September 30, 2026, primarily driven by lower personnel costs, including stock-based compensation, resulting from reduced headcount and equity grants with lower grant-date fair values, as well as lower franchise taxes, business insurance costs, and software application costs. These decreases were partially offset by increased professional and advisory costs associated with strategic transition initiatives, severance costs associated with the departure of certain executives, and higher bad debt expense;
•
A decrease in depreciation and amortization expense of $0.9 million for the nine months ended September 30, 2026, primarily driven by certain customer relationship intangible assets utilizing economic consumption amortization methods with lower amortization in the current period; and
•
A decrease in transaction, integration, and restructuring expenses of $5.8 million for the nine months ended September 30, 2026, primarily driven by an integration charge recorded in the prior year period for a major data contract related to a prior acquisition that no longer provided an economic benefit to the Company, together with a favorable adjustment recorded in the current period upon settlement of that contract. These decreases were partially offset by the legal settlement of an earnout matter and costs associated with the 2026 Restructuring Plan.

Total Other Income, Net

Total other income, net was $3.5 million for the nine months ended September 30, 2026 compared to $5.6 million in the same period in the prior year, primarily due to variability in the remeasurement of the TRA liability resulting primarily from goodwill impairment activity during the respective periods, which can affect the expected amount and timing of future TRA payments. While overall goodwill impairment levels were somewhat comparable year over year, the impact on the TRA liability in the current period was more limited, resulting in a smaller remeasurement gain compared to the prior year.

Benefit From Income Taxes

Benefit from income taxes was $4.3 million for the nine months ended September 30, 2026 compared to $9.9 million in the comparable prior year period. The tax benefits in both periods were primarily driven by reductions in indefinite-lived deferred tax liabilities resulting from goodwill impairment charges. The lower benefit in the current period primarily reflected differences in the allocation of the respective goodwill impairment charges among the Company’s applicable subsidiaries.

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

The following table presents a reconciliation of gross profit and gross margin to adjusted gross profit and adjusted gross margin, respectively, for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Reported gross profit and margin	$42,230	77%	$45,993	77%	$124,421	75%	$136,366	76%
Amortization of intangible assets resulting from acquisition-related purchase accounting adjustments(a)	2,104	4%	3,224	5%	9,116	5%	9,565	5%
Equity-based compensation costs	93	0%	157	0%	269	0%	497	0%
Adjusted gross profit and margin	$44,427	81%	$49,374	82%	$133,806	81%	$146,428	81%
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

The following table presents a reconciliation of net loss and margin to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Net loss and margin	$(5,406)	(10)%	$(17,792)	(30)%	$(205,212)	(124)%	$(182,150)	(101)%
Interest expense, net	1,352	2%	1,331	2%	4,059	2%	2,953	2%
(Benefit from) provision for income taxes	(502)	(1)%	524	1%	(4,282)	(3)%	(9,906)	(6)%
Loss on partial extinguishment of debt	—	0%	—	0%	—	0%	507	0%
Depreciation & amortization	12,618	23%	14,060	23%	39,645	24%	42,215	23%
EBITDA and margin	8,062	15%	(1,877)	(3)%	(165,790)	(100)%	(146,381)	(81)%
Other (income) expense, net (a)	(410)	(1)%	7,249	12%	(7,569)	(5)%	(9,048)	(5)%
Equity-based compensation (b)	5,525	10%	6,684	11%	15,999	10%	20,983	12%
Transaction, integration, and restructuring expenses (c)	223	0%	5,308	9%	1,485	1%	7,245	4%
Goodwill impairment (d)	—	0%	—	0%	197,219	119%	176,531	98%
Other non-core items (e)	2,345	4%	1,585	3%	4,348	3%	2,981	2%
Adjusted EBITDA and margin	$15,745	29%	$18,949	32%	$45,692	28%	$52,311	29%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Merger and acquisition due diligence and transaction costs	$223	$3,341	$2,419	$4,789
Integration costs	—	5,087	(2,169)	6,046
Fair value adjustment for contingent consideration	—	(3,280)	—	(3,970)
Restructuring charges for severance and other separation costs	—	—	1,052	28
Office closure and relocation restructuring charges and impairments	—	160	183	352
Total transaction, integration, and restructuring expenses	$223	$5,308	$1,485	$7,245

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Non-core legal, regulatory, and advisory	$1,385	$340	$3,340	$371
Consulting and severance costs for strategic transition initiatives	1,038	713	1,038	1,671
Other non-core expenses	(78)	532	(30)	939
Total other non-core items	$2,345	$1,585	$4,348	$2,981

Liquidity and Capital Resources

Overview

As of September 30, 2026, we had $177.1 million of cash and cash equivalents, $12.8 million of short-term investments, and $49.7 million available under our Revolving Credit Facility (as the term is defined below). Our principal sources of liquidity are cash and cash equivalents and short-term investments on hand, as well as the cash flows we generate from operations. Our principal uses of liquidity have been, and are expected to continue to be, primarily for investment in long-term growth of the business through capital expenditures and acquisitions, as well as for various other financing activities, including debt services (see Note 9. Long-Term Debt to our accompanying unaudited condensed consolidated financial statements for further details), distributions to members of Definitive OpCo, and payments under our TRA liability.

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

Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. See “Risk Factors” in our 2025 Form 10-K and the factors described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Macroeconomic conditions, including fluctuating inflation and high interest rates, could increase our anticipated funding requirements. In the event we need to seek additional funding, high interest rates, stock market volatility, or other unfavorable macroeconomic conditions may also prevent us from obtaining additional financing on favorable terms or at all. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages that could impact us and our customers, and materially harm our business and financial condition. Our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds could be threatened and our ability to raise additional capital could be substantially impaired, any of which could materially and adversely affect our business and financial condition. Accordingly, we cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. In addition, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell or issue additional equity to finance such acquisitions, which could possibly result in additional expenses or dilution. In addition, if we are unable to maintain compliance with Nasdaq’s continued listing requirements, our ability to access capital markets and raise additional financing on favorable terms could be adversely affected.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash provided by (used in):
Operating activities	$34,442	$51,057
Investing activities	(3,704)	97,524
Financing activities	(16,337)	(146,877)
Change in cash and cash equivalents (excluding effect of exchange rate changes)	$14,401	$1,704

Cash Provided by Operating Activities

Net cash provided by operating activities was $34.4 million during the nine months ended September 30, 2026, primarily as a result of a net loss of $205.2 million, offset by non-cash charges of $253.4 million. The non-cash charges were primarily comprised of $197.2 million in goodwill impairment charges recorded during the nine months ended September 30, 2026, a gain on remeasurement of the TRA of $6.8 million, amortization of intangible assets of $36.3 million, equity compensation costs of $16.0 million, amortization of deferred contract costs of $11.1 million, and a decrease in deferred taxes of $4.4 million. The net decrease in operating assets and liabilities of $13.8 million for the nine months ended September 30, 2026 was primarily driven by cash outflows resulting from lower accounts payable, accrued expenses, and other liabilities, collectively, of $10.0 million, an increase in deferred contract costs of $8.1 million, and a decrease in deferred revenue of $18.7 million due to the timing of billings and cash received in advance of revenue recognition for subscription services. These factors were partially offset by cash inflows resulting from a decrease in accounts receivable of $22.6 million and a decrease in prepaid expenses and other assets of $0.4 million.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities during the nine months ended September 30, 2026 was $3.7 million, driven primarily by $12.5 million in purchases of short-term investments and $8.5 million in purchases of property (including software), equipment, and data assets, partially offset by $17.3 million in maturities of short-term investments.

Cash Used in Financing Activities

Cash used in financing activities during the nine months ended September 30, 2026 was $16.3 million, driven by payments of $8.1 million under the TRA, net repayments of the 2021 Term Loan (as defined below) of $6.6 million, and taxes paid related to the net share settlement of equity awards of $1.7 million.

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

During the nine months ended September 30, 2026, we repaid $6.6 million in outstanding principal of the 2021 Term Loan.

As of September 30, 2026, we had no outstanding borrowings under the Revolving Credit Facility and had $49.7 million of available borrowing capacity after giving effect to $0.3 million of outstanding letters of credit.

We were in compliance with our financial covenants under the 2021 Credit Agreement as of September 30, 2026.

Unamortized financing costs related to the Revolving Credit Facility, which were included in other assets in the unaudited condensed consolidated balance sheets, were $0.4 million and $0.5 million as of September 30, 2026 and December 31, 2025, respectively.

Financing Obligations

Financing obligations generally include repayment of principal amounts of the 2021 Term Loan, lease payments, and purchase obligations. There have been no material changes to our financing obligations during the nine months ended September 30, 2026. Refer to Note 5. Leases and Note 15. Commitments and Contingencies to our consolidated financial statements included in our 2025 Form 10-K for further information.

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

As previously disclosed, representatives of the TRA Parties, acting on behalf of the applicable TRA Parties, irrevocably waived the right of such TRA Parties to receive an Early Termination Payment (as defined in the TRA) in connection with any Qualifying Change of Control. Upon the consummation of a Qualifying Change of Control, the TRA will terminate in accordance with its terms. Except for this limited Waiver, the TRA Parties’ rights under the TRA, including rights to tax benefit payments with respect to taxable years ending prior to, with, or including the consummation of a Qualifying Change of Control, remain unaffected. See Note 15. Income Taxes to our accompanying unaudited condensed consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

As a requirement of our lease agreement for our corporate headquarters, in lieu of a security deposit, we provided a standby letter of credit of $0.3 million, which is effective through March 2038.

Capital Expenditures

Capital expenditures decreased by $3.8 million to $8.5 million for the nine months ended September 30, 2026 compared to $12.3 million for the same period in the prior year, primarily driven by lower spend on software, using both internal and third-party resources, and data assets in the current year compared with the comparable prior year period.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies and estimates including business combinations, goodwill and indefinite-lived intangible assets, and income taxes, see our discussion for the year ended December 31, 2025 included in our 2025 Form 10-K. Other than the full impairment of our remaining goodwill during the first quarter of 2026, there have been no material changes to these policies or estimates as of September 30, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, our management carried out an evaluation, under the supervision and participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Other than described below, management believes that there have been no material changes to the risk factors associated with our business as compared to those disclosed in Part I, Item 1A of our 2025 Form 10-K.

If we do not continue to satisfy the Nasdaq continued listing requirements, our Class A common stock could be delisted from Nasdaq. Our ability to publicly or privately sell equity securities and the liquidity of our Class A common stock could be adversely affected if our Class A common stock is delisted.

There is no guarantee that we will continue to meet all requirements for continued listing on The Nasdaq Global Select Market. We must continue to satisfy The Nasdaq Stock Market LLC’s (“Nasdaq”) continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share.

On June 18, 2026, we received a letter from the Listing Qualifications Department of Nasdaq providing notification that, for the 30 consecutive business days ended June 17, 2026, the bid price for our Class A common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1). On October 30, 2026, Nasdaq notified us that for the last 10 consecutive business days, from October 16, 2026 to October 29, 2026, the closing bid price of our Class A common stock had been $1.00 per share or greater and, accordingly, we had regained compliance with Nasdaq Listing Rule 5450(a)(1) and the matter was now closed.

Even though we have regained compliance with Nasdaq’s minimum closing bid price requirement, there is no guarantee that we will remain in compliance with such listing requirement or other listing requirements in the future. If the closing bid price of our Class A common stock should fall below $1.00 for 30 consecutive business days in the future, we could again fail to meet the minimum bid price requirement for continued listing on The Nasdaq Global Select Market and face a risk of delisting.

In the future, if our Class A common stock falls below the continued listing standard of $1.00 per share or otherwise fails to satisfy any of the Nasdaq continued listing requirements, and if we are unable to cure such deficiency during any subsequent cure period, our Class A common stock could be delisted from Nasdaq. Any failure to maintain compliance with the continued listing requirements of Nasdaq could result in delisting of our Class A common stock and negatively impact our company and holders of our Class A common stock, including by reducing the willingness of investors to hold our Class A common stock because of the resulting decreased price, liquidity and trading of our Class A common stock, limited availability of price quotations and reduced news and analyst coverage. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us and limit our access to debt and equity financing.

There can be no assurance that any definitive agreement will result from the non-binding acquisition proposal submitted by Advent or that any transaction will be consummated.

As previously announced, on September 2, 2026, the Special Committee, consisting solely of independent and disinterested directors, received a non-binding indication of interest from Advent to acquire all outstanding shares of our Class A common stock and all outstanding LLC Units, in each case, not already owned by Advent or Jason Krantz, our founder and Executive Chairman. The Special Committee is reviewing and evaluating the proposal and any alternatives thereto with the assistance of its independent legal and financial advisors. No decisions have been made with respect to our response to the proposal or any alternatives thereto, and there can be no assurance that we will pursue the proposed transaction or any other strategic alternative, or that any transaction will be approved or consummated.. Uncertainty about the effect of such proposals or alternatives on our employees, customers and other parties may have an adverse effect on our business, financial condition, results of operation and share price. These risks include, but are not limited to:

•
the impairment of our ability to attract, retain, and motivate our employees, including key personnel;
•
the diversion of significant management time and resources;
•
difficulties maintaining relationships with customers and other business partners;
•
delays or deferments of certain business decisions by our customers and other business partners;
•
the inability to pursue alternative business opportunities or make appropriate changes to our business;
•
any litigation in connection with the proposal or alternatives, which can result in substantial costs and divert management time and resources;
•
any perceived uncertainties as to our future direction, strategy or leadership created as a result of the proposal; and
•
the incurrence of significant costs, expenses and fees for any professional services or other transaction costs in connection with any proposed transaction or the process to evaluate such.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

None.

Item 5.02 of Form 8-K Compensatory Arrangements of Certain Officers

In October 2026, the Company entered into a separation agreement with its former Chief Executive Officer in connection with his previously announced departure from the Company. Pursuant to the separation agreement, in addition to the severance payments and benefits provided for in the former Chief Executive Officer’s employment agreement, the Company also agreed to make an incremental cash payment of $1.0 million, in exchange for the former Chief Executive Officer agreeing to waive certain rights and forfeit certain outstanding performance-based equity awards. The Company expects to recognize the related impact in the fourth quarter of 2026. The foregoing description is qualified in its entirety by reference to the Separation Agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

The foregoing disclosures are being made in this Quarterly Report on Form 10-Q in lieu of filing a Current Report on Form 8-K pursuant to Item 5.02(e) of Form 8-K.

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

10.1†

Employment Agreement, dated August 28, 2026, between Definitive Healthcare Corp. and Clay Ritchey (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-40815) filed with the SEC on September 2, 2026).

10.2†*	Separation Agreement and General Release, dated as of October 30, 2026, by and between Definitive Healthcare Corp. and Kevin Coop.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

* Filed or furnished herewith

† Indicates management contract or compensatory arrangement.

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

DEFINITIVE HEALTHCARE CORP.

November 5, 2026	By:	/s/ Clay Ritchey
Date		Name:	Clay Ritchey
		Title:	Chief Executive Officer (Principal Executive Officer)

November 5, 2026	By:	/s/ Casey Heller
Date		Name:	Casey Heller
		Title:	Chief Financial Officer (Principal Financial Officer)